Form 10-Q
period 1997-06-30
TRAILER BRIDGE INC
filed 1997-09-05
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For the quarter ended                               Commission file number
   June 30, 1997                                                      0-22837

   TRAILER BRIDGE, INC.
   (Exact name of registrant as specified in its charter)



   DELAWARE                                                        13-3617986
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


   10405 New Berlin Road E.
   Jacksonville, FL                  32226                     (904) 751-7100
   (address of principal          (Zip Code)   Registrant's telephone number)
    executive offices)


                            _________________________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES [  ]         NO [x]

        As of August 1, 1997, 9,372,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                                     PART I

                              FINANCIAL INFORMATION


   Item 1.   Financial Statements.

        The interim financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. They have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

        These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1996 that appear in the final prospectus for its initial public offering which constitutes part of its registration statement on Form S-1.

   Balance Sheets as of
        June 30, 1997, Pro Forma June 30, 1997,
        and December 31, 1996, unaudited                               Page 3

   Statements of Operations for the
        Three and Six Months Ended June 30, 1997
        and 1996, unaudited                                            Page 4

   Statements of Cash Flows for the
        Six Months Ended June 30, 1997 and 1996, unaudited             Page 5

   Notes to Financial Statements as of
        June 30, 1997, unaudited                                       Page 6

                                    TRAILER BRIDGE, INC.
                                       BALANCE SHEETS
                                         (Unaudited)

                                                    June 30,
                                     June 30,         1997         December 31,
                                      1997         Pro Forma           1996
                                                   (Note 2)

                                           ASSETS
   CURRENT ASSETS:
     Cash and cash
      equivalents. . . . . . . .    $2,733,980      $2,733,980      $1,658,921
     Trade receivables, less
        allowance for
        doubtful accounts of
        $1,069,828 and
        $905,581 . . . . . . . .     7,563,723       7,563,723       8,305,872
     Prepaid expenses  . . . . .       766,417         766,417         964,971
                                    ----------      ----------      ----------
         Total current assets       11,064,120      11,064,120      10,929,764
                                    ----------      ----------      ----------
   PROPERTY AND EQUIPMENT, net      17,665,193      17,665,193      12,512,130
   GOODWILL, less accumulated
     amortization of $241,153. .
     and $217,763. . . . . . . .       927,789         927,789         951,179
   OTHER ASSETS (Note 3) . . . .     8,959,937       8,959,937         370,592
                                    ----------      ----------      ----------
         TOTAL ASSETS  . . . . .   $38,617,039     $38,617,039     $24,763,665
                                    ==========      ==========      ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable  . . . . .   $ 2,022,165     $ 2,022,165     $ 1,981,421
     Other accrued liabilities .     2,635,569       8,635,569       2,635,099
     Current portion of notes
       payable . . . . . . . . .     2,477,709       2,477,709       3,117,069
     Current portion of capital
       lease obligation. . . . .        37,030          37,030          38,197
     Unearned revenue  . . . . .       116,045         116,045         223,627
     Due to affiliate  . . . . .     6,350,203       6,350,203       4,653,192
                                    ----------      ----------      ----------
         Total current
           liabilities . . . . .    13,638,721      19,638,721      12,648,605
   NOTES PAYABLE, less
     current portion . . . . . .    17,018,992      17,018,992       5,909,072
   CAPITAL LEASE OBLIGATIONS,
     less current portion. . . .       139,632         139,632         161,444
                                    ----------      ----------      ----------
         TOTAL LIABILITIES . . .    30,797,345      36,797,345      18,719,121
                                    ----------      ----------      ----------
   STOCKHOLDERS EQUITY:
     Preferred stock, $.01 par
       value, 1,000,000 shares
       authorized; no shares
       issued or outstanding . .
     Common stock, $.01 par
       value, 20,000,000 shares
       authorized; 6,672,500
       shares issued and
       outstanding   . . . . . .        66,725          66,725          66,725
     Additional paid-in capital.     8,462,370       8,462,370         (66,300)
     Retained earnings . . . . .      (709,401)     (6,709,401)      6,044,119
                                    ----------      ----------      ----------
         Total stockholders'
           equity  . . . . . . .     7,819,694       1,819,694       6,044,544
                                    ----------      ----------      ----------
         TOTAL LIABILITY AND
            STOCKHOLDERS' EQUITY   $38,617,039     $38,617,039     $24,763,665
                                    ==========      ==========      ==========

                                     TRAILER BRIDGE, INC.
                                   STATEMENT OF OPERATIONS
                                         (Unaudited)

                                            Three Months                         Six Months
                                           Ended June 30,                       Ended June 30,
                                         1997           1996                1997             1996


     OPERATING REVENUES  . . . .     $ 16,170,687    $ 14,273,906      $ 32,616,753     $ 28,841,985
     OPERATING EXPENSES:
        Salaries wages, and
          benefits (Note 5). . .       12,089,167       3,212,846        15,493,434        6,647,519
        Rent and purchased
          transportation:
          Related Party. . . . .        1,911,000       1,196,000         3,801,000        2,106,000
          Other. . . . . . . . .        2,370,451       2,817,050         4,691,288        5,337,097
        Fuel . . . . . . . . . .        1,375,321       1,388,093         2,932,754        2,856,349
        Operating and maintenance
          (exclusive of
          depreciation shown
          separately below). . .        3,022,278       3,668,031         6,227,894        6,713,762
        Taxes and licenses . . .           75,690         111,820           231,927          250,083
        Insurance and claims . .          412,967         463,208           934,579          977,248
        Communications and
          utilities  . . . . . .          135,999         163,379           270,447          306,663
        Depreciation and
          amortization . . . . .          659,551         713,451         1,348,567        1,414,734
        Other operating expenses          851,693         727,370         1,670,394        1,454,121
                                      -----------     -----------       -----------      -----------
                                       22,904,117      14,461,248        37,602,284       28,063,576
                                      -----------     -----------       -----------      -----------
     OPERATING INCOME (LOSS) . .       (6,733,430)       (187,342)       (4,985,531)         778,409
     NONOPERATING INCOME
       (EXPENSE):
        Interest expense, net:
          Related Party  . . . .          (94,266)       (122,519)         (185,666)        (265,701)
          Other  . . . . . . . .         (165,299)       (123,073)         (337,315)        (226,700)
        Gain on sale of
          equipment, net . . . .            1,676         119,718             1,676          110,545
                                      -----------     -----------       -----------      -----------
                                         (257,889)       (125,874)         (521,305)        (381,856)
                                      -----------     -----------       -----------      -----------
     INCOME (LOSS) BEFORE
       PROVISION AND PRO FORMA
       PROVISION FORINCOME TAXES       (6,991,319)       (313,216)       (5,506,836)         396,553
     PROVISION FOR INCOME TAXES.          (31,245)        (10,476)          (60,935)         (17,777)
     NET INCOME (LOSS) BEFORE         -----------     -----------       -----------      -----------
       PRO FORMA PROVISION FOR
       INCOME TAXES  . . . . . .       (7,022,564)       (323,692)       (5,567,771)         378,776
     PRO FORMA PROVISION FOR
        INCOME TAXES (Note 2). .        1,768,574         124,224         1,223,044         (135,423)
                                      -----------     -----------       -----------      -----------
     PRO FORMA NET INCOME (LOSS)
        (Note 2) . . . . . . . .     $ (5,253,990)   $   (199,468)     $ (4,344,727)    $    243,353
                                      ===========     ===========       ===========      ===========
     PRO FORMA NET INCOME (LOSS)
        PER SHARE (Note 2) . . .     $      (0.79)   $      (0.03)     $      (0.65)    $       0.04
                                      ===========     ===========       ===========      ===========
     WEIGHTED AVERAGE SHARES
        OUTSTANDING  . . . . . .        6,672,500       6,672,500         6,672,500        6,672,500
                                      ===========     ===========       ===========      ===========

                                    TRAILER BRIDGE, INC.
                                   STATEMENT OF CASHFLOWS
                                         (Unaudited)
                                                        Six Months Ended,
                                                            June 30,
                                                      1997             1996
   Operating Activities:
     Net Income (Loss) . . . . . . . . . . . .     (5,567,771)         378,776
     Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Depreciation and amortization . . . . .      1,348,567        1,414,734
       Provision for uncollectible accounts. .        234,493          180,751
       (Gain) Loss on sale of equipment  . . .         (1,676)        (110,545)
       Compensation recognized for stock
         option  . . . . . . . . . . . . . . .      8,528,670                0
       Change in assets and liabilities
          Decrease (increase) in trade
            receivables. . . . . . . . . . . .        507,656        1,656,711
          Decrease (increase) in prepaid
            expenses . . . . . . . . . . . . .        198,554         (754,079)
          Increase (decrease) in accounts
            payable. . . . . . . . . . . . . .         40,744        1,327,960
          Increase (decrease) in accrued
            liabilities. . . . . . . . . . . .            470          (48,731)
          Increase (decrease) in unearned
            revenue. . . . . . . . . . . . . .       (107,582)         (39,203)
                                                  -----------      -----------

            Net cash provided by operating
              activities . . . . . . . . . . .      5,182,125        4,006,374

   Investing Activities:
     Increase (decrease) in due to affiliate .      1,697,011       (3,202,930)
     Purchases and construction of fixed
       assets  . . . . . . . . . . . . . . . .     (6,486,180)      (1,584,541)
     Proceeds from sale of equipment . . . . .          9,616          423,162
     (Increase) decrease in other assets . . .     (8,589,345)          38,572
                                                  -----------      -----------
            Net cash used in investing
              activities . . . . . . . . . . .    (13,368,898)      (4,325,737)

   Financing Activities:
     Proceeds from borrowings on notes payable     12,523,622                0
     Payments on notes payable . . . . . . . .     (2,053,062)         189,083
     Payments of dividends . . . . . . . . . .     (1,185,750)               0
     Payments on capital lease obligations . .        (22,978)         (49,404)
                                                  -----------      -----------
            Net cash used in financing
              activities . . . . . . . . . . .      9,261,832          139,679

   Net Increase (Decrease) in Cash and Cash
     Equivalents . . . . . . . . . . . . . . .      1,075,059         (179,684)

   Cash and Cash Equivalents at Beginning of
     Period. . . . . . . . . . . . . . . . . .      1,658,921          498,328
                                                  -----------      -----------

   Cash and Cash Equivalents at End of Period       2,733,980          318,644
                                                  ===========      ===========

                                   TRAILER BRIDGE, INC.

                             NOTES TO THE FINANCIAL STATEMENTS
                                      June 30, 1997
                                       (Unaudited)

   1.  BASIS OF PRESENTATION

        The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 1996 that appear in the final prospectus for its initial public offering which constitutes part of its registration statement on Form S-1.

   2.  PRO FORMA INFORMATION

        Pro Forma Adjustments.   At June 30, 1997 the Company was organized
   under Subchapter S of the Internal Revenue Code. The Company has not been subject to Federal income taxes and state income tax expense has not been significant due to the utilization of net operating loss carryforwards. Upon closing of the Company's initial public offering, the Company's status as an S Corporation terminated. The pro forma adjustments reflect a provision for income taxes that would have been incurred had the Company not been organized under Subchapter S of the Internal Revenue Code. The effective rate differs from the statutory rate of 34% due to state income taxes (net of Federal income tax benefits), amortization of goodwill and other nondeductible expenses and due to the utilization of the net operating loss carryforwards of a corporation acquired in 1992. The pro forma statement of operations data do not give effect to the one-time, non-cash charge of approximately $650,000 in recognition of deferred income taxes resulting from the termination of the Company's S Corporation status upon the effectiveness of the Company's stock offering.

        Pro Forma Balance Sheet. The Company declared a dividend payable to shareholders of record prior to the stock offering in the amount of $6 million. The Pro Forma Balance Sheet shows the effect as if such dividend had been declared as of June 30, 1997.

        Pro Forma Net Income Per Share. Pro forma net income per share reflects a 15,700-for-1 stock split that became effective with the Company's stock offering.

        Supplementary Pro Forma Net Income Per Share. The Company used a portion of the proceeds from its initial public offering to fund the payment of a $6.0 million S corporation dividend to the Company's shareholders of record prior to the stock offering and to repay the amount due to affiliate. Pro forma net income per share adjusted for the issuance of 600,000 shares of Common Stock to fund the dividend to shareholders, and adjusted for the interest savings and the issuance of approximately 782,500 shares of Common Stock to fund such repayment, would have been ($0.65). and ($0.54) for the three and six months ended June 30, 1997, respectively.

   3.  RESTRICTED ASSETS

        Other assets as of June 30, 1997 includes $8.5 million in an escrow account for the construction of two vessels known as Triplestack Box Carriers.

   4.  TRANSACTIONS WITH AFFILIATED COMPANY

        Due to Affiliate. Amounts due to affiliate include cash advanced to the Company from an affiliated company to fund various construction projects, general and administrative expenses, interest payable on such cash advances and barge rent. The balance of $6.4 million was paid with a portion of the proceeds of the Company's stock offering.

   5.  NON-RECURRING NON-CASH CHARGE

        On May 21, 1997, the majority stockholder of the Company granted to the Company's Chairman and Chief Executive Officer, an option to purchase 942,000 shares of Common Stock (adjusted for the 15,700-for-1 stock split) owned by him at $.95 per share or an aggregate price of $891,330 for all shares. These options are immediately exercisable and have a term of 10 years. In connection with this option, the Company recorded a non-recurring, non-cash charge for compensation expense and a credit to paid-in capital of approximately $8.5 million in the second quarter of 1997, representing the difference between the exercise price and the initial public offering price of the Common Stock of $10.00 per share. This option does not involve the issuance of additional shares of Common Stock by the Company and therefore, any subsequent purchase of shares under the option will not have a dilutive effect on the Company's book value or earnings per share amounts.

   6.  SUBSEQUENT EVENTS

        In July 1997, the Company's Board of Directors and shareholders authorized the establishment of an Incentive Stock Plan with a maximum of 785,000 shares issuable under the Plan and the grant of options for 471,000 shares under the Plan. These options have an exercise price equal to the initial public offering price and vest equally over a period of five years.

        In July 1997 the Company closed on the sale of Common Stock of the Company in its initial public offering. After expenses, the Company received proceeds of the offering of approximately $25.1 million. In August 1997, pursuant to an option exercised by the underwriters, the Company completed the sale of additional Common Stock at the initial public offering price and received proceeds of approximately $3.8 million.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   RESULTS OF OPERATIONS:

   Three Months Ended June 30, 1997 and 1996

        Operating revenues increased $1.9 million, or 13.3%, to $16.2 million during the three months ended June 30, 1997 from $14.3 million during the year earlier period. This increase was due to a $2.4 million (19.8%) increase in Puerto Rico revenue to $14.7 million through the utilization of a portion of the additional capacity resulting from the mid-body project, partially offset by a $497,000 (32.5%) decrease in non-Puerto Rico revenue as available tractor capacity was targeted further towards Puerto Rico revenue. Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 77.82% during the three months ended June 30, 1997, compared to 94.85% during the year earlier period during which a smaller substitute vessel was utilized.

        In connection with the grant of an option by the Company's principal stockholder to its Chairman and CEO, the Company recorded a non-recurring, non-cash charge for compensation and a credit to paid-in capital of $8.5 million during the three months ended June 30, 1997. This charge represented the difference between the exercise price of the option and the initial public offering price of $10.00 per share. The option does not involve the issuance of additional shares of Common Stock by the Company and therefore, any subsequent purchase of shares under the option will not have a dilutive effect on the Company's book value or earnings per share amounts. As a result of this option the Company sustained a loss of $5.3 million or $.79 per share, for the three month period ending June 30, 1997.

        Excluding the charge for compensation discussed above, the Company's operating ratio improved to 88.9% during the three months ended June 30, 1997 from 101.3% during the year earlier period primarily as a result of the increased Puerto Rico revenue that resulted from the Company's 1996 mid-body expansion project.

        Excluding the charge for compensation discussed above, operating expenses for the three month period ended June 30, 1997 decreased $85,801 from the year earlier period. This decrease was due to a decrease in operations and maintenance expense of $681,883 from the increased handling costs in the year earlier period related to the complexity of loading substitute vessels during the mid-body expansion project and a decrease of $446,599 in equipment leasing costs as the Company purchased revenue equipment. These decreases were offset by an increase of $715,000 in charter hire on the modified vessels and an increase of $347,651 in salaries, wages and benefits.

        Interest expense (net) was $259,565 for the three months ended June 30, 1997, an increase of $13,974 from the year earlier period due to the acquisition of trailer equipment that was added in the third and fourth quarters of 1996.

        As a result of the factors described above, the Company's net loss was $5.3 million during the three month period ending June 30, 1997 compared to net loss of $199,468 during the year earlier period. Excluding the non-cash, non-recurring charge for compensation related to the option from the Company's principal stockholder to the Company's Chairman and CEO, the Company's operating income improved by $2.0 million to $1.8 million during the three month period ending June 30, 1997 compared to an operating loss of $187,342 during the year earlier period.

   Six Months Ended June 30, 1997 and 1996

        Operating revenues increased $3.8 million, or 13.1%, to $32.6 million during the six months ended June 30, 1997 from $28.8 million during the year earlier period. This increase was due to a $5.1 million (20.5%) increase in Puerto Rico revenue to $29.9 million through the utilization of a portion of the additional capacity resulting from the mid-body expansion project, partially offset by a $1.3 million (48.9%) decrease in non-Puerto Rico revenue as available tractor capacity was targeted further towards Puerto Rico revenue. Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 77.96% during the six months ended June 30, 1997, compared to 96.13% during the year earlier period during which a smaller substitute vessel was utilized.

        In connection with the grant of an option by the Company's principal stockholder to its Chairman and CEO, the Company recorded a non-recurring, non-cash charge for compensation and a credit to paid-in capital of $8.5 million during the six months ended June 30, 1997. This charge represented the difference between the exercise price of the option and the initial public offering price of $10.00 per share. The option does not involve the issuance of additional shares of Common Stock by the Company and therefore, any subsequent purchase of shares under the option will not have a dilutive effect on the Company's book value or earnings per share amounts. As a result of this option the Company sustained a loss of $4.3 million or $.65 per share, for the six month period ending June 30, 1997.

        Excluding the charge for compensation discussed above, the Company's operating ratio improved to 89.1% during the six months ended June 30, 1997 from 97.3% during the year earlier period primarily as a result of the increased Puerto Rico revenue that resulted from the Company's 1996 mid-body expansion project.

        Excluding the charge for compensation discussed above, operating expenses for the six month period ended June 30, 1997 increased $1.0 million from the year earlier period. This increase was primarily due to an increase of $1.7 million in charter hire on the modified vessels, an increase of $317,245 in salaries, wages and benefits and an increase of $76,405 in fuel. These increases were offset by a decrease in operations and maintenance expense of $504,024 from the increased handling costs in the year earlier period related to the complexity of loading substitute vessels during the mid-body expansion project and a decrease of $645,809 in equipment leasing costs as the Company purchased revenue equipment.

        Interest expense (net) was $522,981 for the six months ended June 30, 1997, an increase of $30,580 from the year earlier period due to the acquisition of trailer equipment that was added in the third and fourth quarters of 1996.

        As a result of the factors described above, the Company's net loss was $4.3 million during the six month period ending June 30, 1997 compared to a gain of $243,353 during the year earlier period. Excluding the non-cash, non-recurring charge for compensation related to the option from the Company's principal stockholder to the Company's Chairman and CEO, the Company's operating income improved by 2.8 million to $3.5 million during the six month period ending June 30, 1997 compared to operating income of $778,409 during the year earlier period.

        LIQUIDITY AND CAPITAL RESOURCES.

        In July 1997 the Company closed on the sale of Common Stock of the Company in its initial public offering. After expenses, the Company received proceeds of the offering of approximately $25.1 million. In August 1997, pursuant to an option exercised by the underwriters, the Company completed the sale of additional Common Stock at the initial public offering price and received proceeds of approximately $3.8 million.

        During the six month period ending June 30, 1997, the Company issued $10.5 million in bonds to fund the construction of new vessels known as Triplestack Box Carriers. The bonds were guaranteed by the United States Government through the Maritime Administration's Title XI program. The Title XI bonds require equal semi-annual sinking fund payments of $210,300 over a twenty-five year term and bear interest at a rate of 7.07% per annum. The proceeds of this borrowing were held in escrow by the Maritime Administration to be drawn down to pay for the construction of the Triplestack Box Carriers. As of June 30, 1997, approximately $2.0 million had been drawn from the escrow account to fund construction of two Triplestack Box Carriers.

        Effective with the Company's initial public offering, the Company was released from its guarantee of approximately $24.2 million outstanding under a term loan obtained by an affiliate for the 1996 mid-body expansion of the vessels chartered to the Company. In addition, affiliate's lender agreed to subordinate its rights to the Company's charter of the vessels.

        At June 30, 1997 working capital was negative $2.6 million, which reflects $6.4 million due to an affiliate which has been subsequently repaid. After completion of the Company's initial public offering the Company's working capital was in excess of $25 million.

        Net cash provided by operating activities was $5.2 million for the six months ended June 30, 1997 compared to $4.0 million for the year earlier period. The Company's operating cash flow of $5.2 million for the six months ended June 30, 1997 reflects an decrease of $507,656 in trade receivables, $198,554 decrease in prepaid expenses, and a $107,582 decrease in unearned revenue.

        Net cash used in investing activities of $13.4 million in the six month period ending June 30, 1997 reflects $6.5 million of capital expenditures, which was primarily attributable to payments for the construction of the Company's two new Triplestack Box Carriers as well as the purchase of over the road tractors and a $1.7 million increase in due to affiliate. Also reflected in this number is $8.5 million escrow related to the Title XI MARAD financing of the Triplestack Box Carriers.

        Net cash provided by financing activities of $9.3 million in the six months ended June 30, 1997 primarily reflects $10.5 million in Title XI bonds issued and $2.0 million in debt to finance over the road tractors, reduced by $2.1 million in notes payable and $1.2 million in dividends paid.

        Forward Looking Information

        Statements by the Company in reports to its shareholders and public filings, as well as oral public statements by Company representatives, may contain certain forward looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, decreased demand for transportation services offered by the company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers.

                                  PART II

                             OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   Exhibit
   Number              Description

   10.2.5              Fourth Amendment to
                       Bareboat Charter Party
                       dated June 30, 1997

   27                  Financial Data Schedule


   (b)  Reports on Form 8-K

        None

                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           TRAILER BRIDGE, INC.


   Date: September 5, 1997                 By:  /s/ John D. McCown
                                                John D. McCown
                                                Chairman and Chief Executive
                                                   Officer


   Date: September 5, 1997                  By:  /s/ Mark A. Tanner
                                                 Mark A. Tanner
                                                 Vice President of
                                                   Administration and
                                                   Chief Financial Officer