Form 10-Q
period 1997-09-30
TRAILER BRIDGE INC
filed 1997-11-14
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For the quarter ended                        Commission file number
   September 30, 1997                                0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                  13-3617986
   (State or other jurisdiction of          (I.R.S. Employer Identification
   incorporation or organization)            No.)


   10405 New Berlin Road E.
   Jacksonville, FL                32226               (904) 724-4400
   (address of principal        (Zip Code)    (Registrant's telephone number)
    executive offices)



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


                             YES [X]        NO [  ]

        As of September 30, 1997, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

        Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

        These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1996 that appear in the final prospectus for its initial public offering which constitutes part of its registration statement on Form S-1 (SEC file number 333-28221).


   Statements of Operations for the
        Three and Nine Month Periods Ended September 30, 1997
        and 1996 (unaudited)                                           Page 3

   Balance Sheets as of
        September 30, 1997 and December 31, 1996 (unaudited)           Page 4

   Statements of Cash Flows for the
        Nine Months Ended September 30, 1997 and 1996 (unaudited)      Page 5

   Notes to Financial Statements as of
        September 30, 1997                                             Page 6

                               TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Three Months                       Nine Months
                                                            Ended September 30,                Ended September 30,
                                                           1997             1996               1997           1996

     OPERATING REVENUES .........................     $ 16,676,100     $ 16,288,019       $ 49,292,853    $ 45,130,004
     OPERATING EXPENSES:
        Salaries wages, and benefits (Note 4)....        3,692,541        3,215,902         19,185,975       9,863,421
        Rent and purchased transportation:
         Related Party...........................        1,870,170        1,833,000          5,671,170       3,939,000
         Other...................................        2,611,011        2,550,365          7,302,299       7,887,462
        Fuel.....................................        1,333,504        1,406,282          4,266,258       4,262,631
        Operating and maintenance (exclusive of
           Depreciation shown separately below)..        3,409,886        3,620,489          9,637,780      10,334,251
        Taxes and licenses.......................          106,620          119,796            338,547         369,879
        Insurance and claims.....................          488,042          586,975          1,422,621       1,564,223
        Communications and utilities.............          161,639          162,365            432,086         469,028
        Depreciation and amortization............          612,950          755,590          1,961,517       2,170,324
        Other operating expenses.................          873,235          706,385          2,543,629       2,160,506
                                                        ----------       ----------         ----------      ----------
                                                        15,159,598       14,957,149         52,761,882      43,020,725
                                                        ----------       ----------         ----------      ----------
     OPERATING INCOME (LOSS).....................        1,516,502        1,330,870         (3,469,029)      2,109,279
     NONOPERATING INCOME (EXPENSE):
       Interest expense, net:
         Related Party...........................          (63,886)         (93,414)          (249,552)       (359,115)
           Other.................................           (4,183)        (196,107)          (341,498)       (422,807)
       Gain (loss) on sale of equipment, net.....          (83,577)           3,237            (81,901)        113,782
                                                        ----------       ----------         ----------      ----------
                                                          (151,646)        (286,284)          (672,951)       (668,140)

     INCOME (LOSS) BEFORE BENEFIT
       (PROVISION) AND PRO FORMA BENEFIT
       (PROVISION) FOR INCOME TAXES..............        1,364,856        1,044,586         (4,141,980)      1,441,139
     BENEFIT (PROVISION) FOR INCOME TAXES .......        1,081,107          (10,427)         1,020,172         (28,204)
                                                        ----------       ----------         ----------      ----------
     NET INCOME (LOSS) BEFORE PRO FORMA
       BENEFIT (PROVISION) FOR INCOME TAXES......        2,445,963        1,034,159         (3,121,808)      1,412,935
     PRO FORMA BENEFIT (PROVISION)
       FOR INCOME TAXES (Note 2).................                -         (398,255)          (358,389)       (533,678)
     PRO FORMA NET INCOME (LOSS) (Note 2)
                                                        ----------       ----------         ----------      ----------
                                                      $  2,445,963     $    635,904       $ (3,480,167)   $    879,257
                                                        ==========       ==========         ==========      ==========

     PRO FORMA NET INCOME (LOSS) PER
        SHARE (Note 2)...........................     $       0.28     $       0.10       $      (0.47)   $       0.13
                                                        ==========       ==========         ==========      ==========
     WEIGHTED AVERAGE SHARES
        OUTSTANDING..............................        8,713,641        6,672,500          7,360,357       6,672,500
                                                        ==========       ==========         ==========      ==========

     (See notes to financial statements)

                           TRAILER BRIDGE, INC.
                              BALANCE SHEETS
                                (Unaudited)

                                                  September        December
                                                     1997            1996

                    ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents..............    $ 16,863,996     $  1,658,921
     Trade receivables, less allowance for
       doubtful accounts of $1,028,925 and
       $905,581.............................       8,125,354        8,305,872
     Prepaid expenses.......................         904,538          964,971
                                                  ----------       ----------
        Total current assets................      25,893,888       10,929,764
                                                  ----------       ----------
   PROPERTY AND EQUIPMENT, net..............      22,266,258       12,512,130
   GOODWILL, less accumulated
     amortization of $252,848 and $217,763..         916,094          951,179
   OTHER ASSETS (Note 3)....................       7,729,630          370,592
                                                  ----------       ----------
        TOTAL ASSETS........................    $ 56,805,870     $ 24,763,665
                                                  ==========       ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable.......................    $  2,392,589     $  1,981,421
     Other accrued liabilities..............       2,696,304        2,635,099
     Current portion of notes payable.......       2,326,127        3,117,069
     Current portion of capital lease
       obligation...........................          37,866           38,197
     Unearned revenue.......................          83,084          223,627
     Due to affiliate.......................          60,200        4,653,192
                                                  ----------       ----------
        Total current liabilities...........       7,596,170       12,648,605
   NOTES PAYABLE, less current portion......      16,319,329        5,909,072
   CAPITAL LEASE OBLIGATIONS, less
     current portion........................         129,741          161,444
                                                  ----------       ----------
        TOTAL LIABILITIES...................      24,045,240       18,719,121
                                                  ----------       ----------
   STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
       authorized 1,000,000 shares; no
       shares issued or outstanding.........
     Common stock, $.01 par value,
       authorized 20,000,000 shares;
       9,777,500 shares issued and out-
       standing in 1997 and 6,672,500
       in 1996..............................          97,775           66,725
     Additional paid-in capital.............      36,926,294          (66,300)
     Retained earnings......................      (4,263,439)       6,044,119
                                                  ----------       ----------
        Total stockholders' equity..........      32,760,630        6,044,544
                                                  ----------       ----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY..............    $ 56,805,870     $ 24,763,665
                                                  ==========       ==========


   (See notes to financial statements)

                             TRAILER BRIDGE, INC.
                           STATEMENTS OF CASHFLOWS
                                 (Unaudited)
                                                       Nine Months Ended,
                                                         September 30,
                                                      1997            1996
   Operating Activities:
     Net Income (Loss)........................   $ (3,121,808)    $  1,412,934
     Adjustments to reconcile net income
     (loss) to net cash provided by operating
     activities:
       Depreciation and amortization..........      1,961,517        2,170,325
       Provision for uncollectible accounts...        305,334          341,625
       (Gain) loss on sale of equipment.......         81,901         (110,482)
       Compensation expense recognized for
         stock option.........................      8,528,670                0
       Deferred income taxes..................     (1,107,967)               0
       Change in assets and liabilities:
         Decrease (increase) in trade
           receivables........................       (124,816)         785,297
         Decrease (increase) in prepaid
           expenses...........................         60,433         (508,402)
         Increase (decrease) in accounts
           payable............................        411,168          832,056
         Increase (decrease) in accrued
           liabilities........................         61,205           (8,188)
         Increase (decrease) in unearned
           revenue............................       (140,543)         (27,927)
                                                   ----------       ----------
             Net cash provided by operating
             activities.......................      6,915,094        4,887,238

   Investing Activities:
     Increase (decrease) in due to affiliate..     (4,592,992)      (3,284,446)
     Purchases and construction of fixed
       assets.................................    (11,793,175)      (6,411,349)
     Proceeds from sale of equipment..........         30,714          423,162
     (Increase) decrease in other assets......     (6,251,071)           2,726
                                                   ----------       ----------
             Net cash used in investing
               activities.....................    (22,606,524)      (9,269,907)

   Financing Activities:
     Proceeds from borrowings on notes payable     12,523,622        6,433,193
     Proceeds from sale of common stock.......     28,494,974                0
     Payments on notes payable................     (2,904,307)      (2,383,836)
     Payments of dividends....................     (7,185,750)               0
     Payments on capital lease obligations....        (32,034)          91,209
                                                   ----------       ----------
             Net cash provided by financing
               activities.....................     30,896,505        4,140,566

   Net Increase (Decrease) in Cash and Cash
     Equivalents..............................     15,205,075         (242,103)

   Cash and Cash Equivalents at Beginning
     of Period................................      1,658,921          498,328
                                                   ----------       ----------
   Cash and Cash Equivalents at End of Period.     16,863,996          256,225
                                                   ==========       ==========

   (See notes to financial statements)

                              TRAILER BRIDGE, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

   1.  BASIS OF PRESENTATION

      The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 1996 that appear in the final prospectus for its initial public offering which constitutes part of its registration statement on Form S-1.

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


   3.  RESTRICTED ASSETS

      Other assets as of September 30, 1997 includes $5.7 million in an escrow account for the construction of two vessels known as Triplestack Box Carriers.

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


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   RESULTS OF OPERATIONS:

   Three Months Ended September 30, 1997 and 1996

      Operating revenues increased $388,081, or 2.4%, to $16.7 million during the three months ended September 30, 1997 from $16.3 million during the year earlier period. This increase was due to a $731,052 (5.0%) increase in Puerto Rico revenue to $15.4 million, partially offset by a $342,971 (20.6%) decrease in non-Puerto Rico revenue as available tractor capacity was targeted further towards Puerto Rico revenue. Core trailer revenue to Puerto Rico increased $2.4 million (28.4%) compared to the year earlier period but was partially offset by a $1.4 million (35.9%) decrease in car and other vehicle revenue and a decrease of $240,329 (11.3%) in trailer revenue from Puerto Rico.

      Operating expenses increased $202,449 for the three months ended September 30, 1997, from the year earlier period primarily as a result of an increase of $476,639 in salaries, wages and benefits partially offset by a decrease in operations and maintenance of $210,603. This decrease in operations and maintenance consists primarily of a decrease of $220,091 in ramp repair expenses as a result of fully amortized prepaid ramp costs and a decrease of $55,169 in revenue equipment maintenance expenses, partially offset by an increase of $64,657 in marine freight handling charges caused by an increase in freight volumes.

      The Company's operating ratio improved slightly to 90.9% during the three months ended September 30, 1997 from 91.8% during the year earlier period.

      The Company's operating income increased $185,632 (13.9%) to $1.5 million compared to the same period last year. Net interest expense decreased $221,452 compared to the year earlier period as a result of reduced debt and increased interest income resulting from the Company's initial public offering. The Company recorded a $83,577 loss on sale of equipment related to the sale of telephone equipment and other leasehold improvements resulting from the consolidation of office facilities in a new office building adjacent to the Jacksonville truck terminal.

      Income before taxes for the three months ended September 30, 1997 increased $320,270 (30.7%) to $1.4 million from the year earlier period. After a net credit for federal and state income taxes of $1.1 million related to a non-recurring, non-cash compensation charge during the quarter ended June 30, 1997, net income was $2.4 million or $.28 per share compared to pro forma net income of $635,904 or $.10 per share for the year earlier period.


   Nine Months Ended September 30, 1997 and 1996

      Operating revenues increased $4.2 million, or 9.2%, to $49.3 million during the nine months ended September 30, 1997 from $45.1 million during the year earlier period. This increase was due to a $5.8 million
   (14.8%) increase in Puerto Rico revenue to $45.3 million through the utilization of a portion of the additional capacity resulting from the mid-body project, partially offset by a (29.3%) decrease in non-Puerto Rico revenue as available tractor capacity was targeted further towards Puerto Rico revenue. Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 82.43% during the nine months ended September 30, 1997, compared to 89.81% during the year earlier period during which a smaller substitute vessel was utilized.

      In connection with the grant of an option by the Company's principal stockholder to its Chairman and CEO, the Company recorded a nonrecurring, non-cash charge for compensation and a credit to paid-in capital of $8.5 million during the nine months ended September 30, 1997. This charge represented the difference between the exercise price of the option and the initial public offering price of $10.00 per share. The option does not involve the issuance of additional shares of Common Stock by the Company and therefore, any subsequent purchase of shares under the option will not have a dilutive effect on the Company's book value or earnings per share amounts. As a result of this option the Company sustained a pro forma net loss of $3.5 million or $.47 per share, for the nine month period ending September 30, 1997.

      Excluding the charge for compensation discussed above, the Company's operating ratio improved to 89.7% during the nine months ended September 30, 1997 from 95.3% during the year earlier period primarily as a result of the increased Puerto Rico revenue that resulted from the Company's 1996 mid-body expansion program, as well as a related increase in the Company's ability to use available trucking capacity for its more profitable core Puerto Rico traffic.

      Excluding the charge for compensation discussed above, operating expenses for the nine month period ended September 30, 1997 increased $1.2 million from the year earlier period. This increase was primarily due to an increase of $1.7 million in charter hire on the modified vessels, an increase of $793,884 in salaries, wages and benefits and an increase of $383,123 in other operating expenses. These increases were offset by a decrease in operations and maintenance expense of $696,471 from the increased handling costs in the year earlier period related to the complexity of loading substitute vessels during the mid-body expansion project, a decrease of $585,163 in equipment leasing costs as the Company purchased revenue equipment, a decrease of $208,807 in depreciation and amortization expense and a decrease of $141,602 in insurance and claims expense.

      Interest expense (net) was $591,050 for the nine months ended September 30, 1997, a decrease of $190,872 from the year earlier period due to reduced debt and increased interest income resulting from the Company's initial public offering and the acquisition of revenue equipment that was added in the third and fourth quarters of 1996.

      Excluding the noncash, nonrecurring charge for compensation related to the option from the Company's principal stockholder to the Company's Chairman and CEO, the Company's operating income improved by $3.0 million to $5.1 million during the nine month period ending September 30, 1997 compared to operating income of $2.1 during the year earlier period.


   LIQUIDITY AND CAPITAL RESOURCES.

      On July 29, 1997 the Company closed the sale of Common Stock of the Company in its initial public offering. After expenses, including legal, printing and distributing expenses, the Company received proceeds of the offering of approximately $24.7 million. On August 25, 1997 the Company completed sale of additional common stock pursuant to the initial public offering and received proceeds of approximately $3.8 million.

      The Company's financial condition improved as a result of the company's initial public offering. At September 30, 1997 cash amounted to $16.9 million, working capital was $18.3 million, and stockholders' equity amounted to $32.8 million.

      Net cash provided by operating activities was $6.9 million for the nine months ended September 30, 1997 compared to $4.9 million in the year earlier period. The Company's operating cash flow reflects an increase of $8.5 million in additional paid in capital related to the non-cash, non-recurring charge associated with the option discussed above, partially offset by a net loss of $3.1million, and an increase in deferred income taxes of $1.1 million.

      Net cash used in investing activities of $22.6 million in the nine month period ending September 30, 1997 reflects $11.8 million of capital expenditures, which was primarily attributable to payments for the construction of the Company's two new Triplestack Box Carriers, the purchase of over the road tractors, and the construction of the administrative office in Jacksonville, Florida. Also reflected at September 30, 1997 , is an escrow account of approximately $5.7 million established with the Maritime Administration to hold the unused proceeds of the Company's Title XI bond issuance and the repayment of $4.6 million repayment to an affiliate.

      Net cash provided by financing activities of $30.9 million in the nine months ended September 30, 1997 reflects the net proceeds of the initial public offering of $28.5 million, $10.5 million in Title XI bonds issued, $2.0 million in debt to finance over the road tractors, reduced by $2.9 million in payments on notes payable and $7.2 million in dividends paid.

      Forward Looking Information

      Statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives may contain certain forward looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increases in capacity within ocean going and truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers and owner-operators.


                                     PART II

                                OTHER INFORMATION

   Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Prior to the period covered by this report, the Company effected an initial public offering (the "Offering") of its Common Stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-28221) that was declared effective by the Securities and Exchange Commission on July 23, 1997. The Offering commenced on July 24, 1997. The closing of the Offering occurred on July 29, 1997 with respect to 2,700,000 shares of Common Stock offered by the Company. An over-allotment option was exercised by the Company's underwriters on August 25, 1997 with respect to 405,000 shares. The managing underwriter of the Offering was BT Alex Brown Incorporated.

      The following table summarizes the number of shares of Common Stock and aggregate offering price of the shares registered for the account of the Company and the amount and aggregate offering price sold:

                             For the account of the Company
                        Aggregate Offering Price                       Aggregate Offering Price
   Amount registered      of amount registered       Amount Sold            of amount sold

      3,105,000               $31,050,000             3,105,000              $31,050,000

      The following table summarizes the gross proceeds to the Company, the expenses incurred for the Company's account, and the net proceeds to the Company in connection with the issuance and distribution of Common Stock by the Company in the Offering:

   Gross proceeds:                               $31,050,000
   Underwriting discounts and commissions:       $ 2,173,500
   Finders' fees:                                $         0
   Expenses paid to or for underwriters:         $         0
   Other expenses:                               $   381,525

   Total expenses:                               $ 2,555,025

      The following table summarizes the amounts of net Offering proceeds to the Company used for the purposes listed through the date of this report:

   Use of Proceeds                               Amount

   Funding S Corporation Dividend:               $ 6,000,000
   Purchase of machinery and equipment:          $   940,653
   Repayment of indebtedness:                    $ 4,825,227
   Working Capital/Temporary investments:        $16,729,095


   Item 6. Exhibits and Reports on Form 8-K.

   (a)   Exhibits

   Exhibit                                         Page Number or Incorporated
   Number            Description                          by Reference to

    27          Financial Data Schedule              Page 14 of sequentially
                                                     numbered pages

   (b)   Reports on Form 8-K - None

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                              TRAILER BRIDGE, INC.


   Date:  November 14, 1997                   By:  /s/ John D. McCown
                                                   John D. McCown
                                                   Chairman and Chief
                                                   Executive Officer



   Date:  November 14, 1997                   By:  /s/ Mark A. Tanner
                                                   Mark A. Tanner
                                                   Vice President of
                                                   Administration and Chief
                                                   Financial Officer