Form 10-K
period 1997-12-31
TRAILER BRIDGE INC
filed 1998-03-31
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997
                         Commission file number 0-15087


                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                               13-3617986
    (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                    No.)

                10405 New Berlin Road E., Jacksonville, FL 32226
                               (904) 724-4400
        (Address and telephone number of Principal executive offices)

                            _________________________


       Securities Registered Pursuant to section 12(b) of the Act: None

         Securities Registered Pursuant to section 12(g) of the Act:
                               $0.01 Par Value
                                Common Stock

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days. YES   X   NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [X]

   The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of March 20, 1998 was $22,479,350 (based upon $7.25 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

   As of March 31, 1998, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1998 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

                                    Part 1

   Item 1. Business

   BUSINESS OVERVIEW

      Trailer Bridge, headquartered in Jacksonville, Florida, is an integrated trucking and marine freight carrier that provides truckload freight transportation primarily between the continental U.S. and Puerto Rico. Founded in 1991 by transportation pioneer Malcom P. McLean, the Company combines an efficient and dedicated motor carrier with a low cost barge and tug marine transportation system. Trailer Bridge is the only company serving markets governed by the Jones Act which exclusively operates marine vessels fully configured to carry 48' and 53' long, 102" wide, "high-cube" equipment. This configuration enables the Company to achieve equipment utilization rates and other operating efficiencies not readily available to traditional ocean carriers that primarily use smaller capacity equipment, such as 40' containers.

      Trailer Bridge's differentiated service quickly gained the acceptance of U.S. to Puerto Rico shippers, leading to rapid growth and high equipment utilization. In 1993, the Company's first full year of operation, Trailer Bridge achieved a 93% outbound (continental U.S. to Puerto Rico) vessel utilization rate and captured 5% of the continental U.S. to Puerto Rico marine freight market. In response to the rapid market share gains experienced by Trailer Bridge, in 1996 the Company increased its vessel capacity by 56% by inserting midsections ("mid-bodies") into its two existing barges, increasing the capacity of each barge from 266 to 416 48' equivalent truckload units.

      Trailer Bridge will have increased its vessel capacity by an additional 56% in the second quarter of 1998 when it takes delivery of the second 403' long container carrying barge designed specifically for the Company's integrated truckload marine transportation system and bearing the Company's Triplestack Box Carrier/TM/ trade name. The first Triplestack Box Carrier/TM/ was delivered to the Company in January 1998. The Triplestack Box Carriers/TM/ are versatile, low-draft vessels that have a capacity of 213 53' containers, stacked three-high on a single deck. The first two vessels will be deployed in the Company's existing Puerto Rico freight operation. Trailer Bridge has contracted for the construction of three additional Triplestack Box Carriers/TM/ which it intends to deploy in coastwise service between New York and Florida.

   OPERATIONS

      At December 31, 1997, Trailer Bridge operated a fleet of 157 tractors, 1,937 high-cube trailers, 665 53' high cube containers and 526 53' chassis which transport truckload freight between the Company's Jacksonville port facility and inland points in the U.S. The Company also provides full truckload service between interior points within the continental U.S., primarily to increase equipment utilization, minimize empty miles and maximize revenue while repositioning equipment to carry Puerto Rico bound freight. The Company maintains a centralized dispatch and customer service operation at its Jacksonville headquarters to schedule pickup and delivery of customer freight. The operations center features a fully integrated computerized dispatch and customer service network. Customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Dispatch and customer service personnel work together to coordinate Puerto Rico and non-Puerto Rico freight to achieve the most optimum load balance and minimize empty miles within the Company's truckload operation.

      At December 31, 1997, Trailer Bridge operated two 736' triple-deck, roll-on/roll-off ocean-going barges. Loading of the barges is performed with small maneuverable yard tractors operated by stevedores hired by an outside contractor. Once per week, the Company's two barge vessels sail between San Juan and Jacksonville, one in each direction. Each barge is towed at approximately 9 knots by one 8,000 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of the unaffiliated tug owner. Compared to a self-propelled vessel, a towed barge has reduced Coast Guard manning requirements and higher fuel efficiency. Similarly, the large number of U.S. tugs available for charter provides the Company with a reliable source for towing services. The first Triplestack Box Carrier/TM/ was delivered to the Company in January 1998 and added to the Company's Puerto Rico service.

   MARKETING AND CUSTOMERS

      The Company's sales and marketing function is led by senior management and sales professionals based in Jacksonville, San Juan and other key strategic U.S. cities. These sales personnel aggressively market Trailer Bridge to shippers as a customer-oriented provider of value-priced and dependable service. The Company targets major shippers with high volume, repetitive shipments whose freight lends itself to integrated trucking and marine service.

      The Company believes that price is the primary determinant in the freight lanes in which it is involved. Nonetheless, the Company also believes that it provides enhanced service that results from its single company control of the entire freight movement over land and water. This service frees the customer from the operational complexities of coordinating the interface between over-the-road and marine service. The Company's customer service philosophy has generated increased demand from existing customers for additional equipment and sailings and has led to ongoing relationships with customers such as Chrysler, General Motors, K Mart, General Electric and DuPont.

      The Company has a diversified customer base. Typical shipments to Puerto Rico include furniture, consumer goods, toys, new and used cars and apparel. Typical shipments from Puerto Rico include health products, electronics, shoes and scrap aluminum. Management intends to continue the Company's efforts both to increase business with existing customers and add new core carrier relationships.

      The Company has written contracts with the majority of its customers. These contracts generally specify service standards and rates, eliminating the need for negotiating the rate for individual shipments. Although a contract typically runs for a specified term of at least one year, it generally may be terminated by either party upon 30 days' notice. The penalties for a shipper for breach of contract are minimal.

   EXISTING AND PLANNED VESSELS

      At December 31, 1997, the Company operated two 736' by 104' triple-deck roll-on/roll-off barges. Each deck has ten lanes which are accessed from the stern of the vessel via ramp structures in Jacksonville and San Juan that have been built specifically for the Company. Four lanes on each vessel have been converted to carry new and used automobiles on car decks that allow approximately 11 cars to fit in the space previously used for one 48' trailer. The trailers are secured on the vessel by attachment to pullman stands which are engaged and disengaged with specially configured yard tractors used to pull the trailers into position on the vessel. These vessels can be fully discharged and re-loaded within one eight hour shift, although the Company generally makes use of additional available slack time in Jacksonville to schedule cargo activity over periods that will minimize total cost.

      The two Triplestack Box Carriers/TM/ to be used in the Puerto Rico traffic lane are single deck barges. The Company contracted for the building of these 403' by 100' vessels at Halter Marine Group, Inc.'s Pearlington, Mississippi shipyard under fixed-priced contracts. The first of the Triplestack Box Carriers was delivered to the Company in January 1998 and added to the Company's Puerto Rico service. These vessels will utilize the same port facilities as the existing barge vessels. Wheeled vehicles known as reacher-stackers carry and load the containers. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reacher-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks. The Company intends to acquire three additional Triplestack Box Carriers/TM/ in 1998 to use in the coastwise traffic lanes as a cost-efficient alternative to truckload and rail intermodal.

   REVENUE EQUIPMENT

      Trailer Bridge's equipment strategy is to operate modern tractors and trailers in order to (i) reduce fuel, maintenance and parts costs, (ii) increase reliability, and (iii) help attract and retain drivers. At December 31, 1997, the Company had 157 tractors. The Company's practice is to trade or replace its tractors on a 450,000-mile cycle which generally occurs during the fourth year.

      Trailer Bridge has scheduled deliveries of approximately 41 new tractors during 1998. At December 31, 1997, the Company had a fleet of approximately 139 owned tractors with an average age of approximately one year. All new power units are conventional tractors (engine-forward) that are preferred by drivers. These units include, among other amenities, a large "condo" sleeper compartment with full standing room.

      At December 31, 1997, the Company operated 1,937 dry van trailers, 1,772 of which were 48' x 102" models and 165 of which were 53' x 102" models. At December 31, 1997 the Company owned or operated 665 53' containers and 526 chassis. The Company's current practice is to trade or replace owned trailers on a seven-year cycle and replace leased trailers with owned trailers as leases expire.

      The Company performs preventative maintenance on equipment at its Jacksonville operations center, with major maintenance and repairs handled by outside contractors.

   DRIVER RECRUITING AND RETENTION

      The Company offers competitive compensation and full health care benefits differentiating it from many truckload operators. Management also promotes driver retention by assigning drivers to a single dispatcher, regardless of geographic area, awarding dedicated routes and offering more predictable home time resulting from a central hub of operations. The Company believes its driver turnover of 28.4% in 1997 is well below that typically reported by other truckload carriers despite an industry-wide driver shortage and vigorous competition for drivers.

      In recent periods the Company has significantly reduced the number of owner-operators in connection with its decision to decrease domestic truckload business not related to Puerto Rico movements. At December 31, 1997, the Company had only 10 owner-operators. Nevertheless, the Company intends to utilize the flexibility of adding and removing owner-operators from its driver work force to address driver and equipment needs in the future. The Company compensates owner- operators as employees, affording them the same benefits as regular Company drivers. Owner-operators receive a flat rate per mile to cover equipment costs, fuel and maintenance.

   FUEL AVAILABILITY AND COST

      The Company actively manages its fuel costs by requiring drivers to fuel in Jacksonville at an offsite fuel facility where the Company has established a bulk purchasing arrangement. Whenever possible in route, drivers are required to fuel at truck stops and service centers with which the Company has established volume purchasing arrangements. The Company offers fuel-conservation bonuses to its drivers based on achieving miles per gallon goals.

      Although the Company pays for the marine fuel used by the large tugs it charters, the actual fuel loading is controlled by tug crew personnel employed by the tug owner. The fuel is purchased and loaded in Jacksonville at a nearby fuel facility during cargo loading operations. By negotiating directly with fuel vendors and offering volume contracts for its marine fuel needs, the Company has obtained better prices than it would have otherwise been able to attain.

      Trailer Bridge does not engage in any fuel hedging activities.

   SAFETY AND INSURANCE

      Trailer Bridge emphasizes safety in all aspects of its operations. The Company maintains its own strict standards for recruiting drivers, including a minimum of five years of verifiable commercial driving experience, a safe driving history and a successful physical examination, including drug and alcohol testing. Its ongoing driver safety program includes an initial orientation for all new drivers, 100% log monitoring and strong adherence to all speed and weight regulations.

      The Company bids annually for both marine and land insurance policies. Major coverages include hull and protection indemnity, pollution, excess liability, marine cargo, truckers liability, workers' compensation and commercial property.

   TECHNOLOGY

      The Company utilizes an IBM AS-400 computer system to handle its accounting and operations requirements. The computer system links Company headquarters, the truck operations center, the San Juan office and the marine terminals in Jacksonville and San Juan. The system enhances the Company's operating efficiency by providing cost effective access to detailed information concerning available equipment, loads, shipment status and specific customer requirements, and permits the Company to respond promptly and accurately to customer requests.

      The Company's electronic data interchange ("EDI") capability allows customers to tender loads, receive load confirmation, check load status and receive billing information via computer. The Company's EDI system also is designed to accelerate receivables collection. The Company's largest customers require EDI service from their core carriers. Management believes that advanced technology will be required by an increasing number of large shippers as they reduce the number of carriers they use in favor of core carriers.

      The Company has identified all significant computer applications that will require modifications to operate in the year 2000. Internal and external resources will be used to make the required modifications which are scheduled to begin in the second quarter of 1998. The cost of such modifications is not expected to be material to the Company's financial condition or results of operations. In addition, the Company is communicating with significant third parties to determine if the Company is vulnerable to their failure to properly address the year 2000 problem.

   COMPETITION

      The Company currently competes with four carriers for freight moving between the U.S. and Puerto Rico where its market share at December 31, 1997 was approximately 8%. The current operators in the Puerto Rico trade are Navieras de Puerto Rico ("NPR"), Sea-Land Service, Inc., Crowley American Transport, Sea-Barge Marine and Trailer Bridge. Based on available industry data for 1997, NPR, has approximately 32% of the market and operates five container vessels configured to carry primarily 40' marine containers. Sea-Land Service, Inc., a subsidiary of CSX Corporation, has approximately 26% of the market and operates five container vessels that also carry mainly 40' containers. Crowley American Transport, a subsidiary of privately held Crowley Maritime Corp., has approximately 28% of the market and operates nine roll-on/roll-off barges in various services between the U.S. and Puerto Rico. Although Crowley now uses some 48' and 53' trailers, its main equipment size is 45' by 96" wide trailers. Sea Barge Marine has approximately 6% of the market with four container barges that primarily carry 40' marine containers.

      Puerto Rico shippers select carriers based primarily upon price. To a lesser extent, criteria such as frequency, transit time, consistency, billing accuracy and claims experience are considered. The Company faces vigorous price competition from competitors in the Puerto Rico market, two of which are part of larger transportation organizations that possess greater financial resources than the Company. While the Company believes it is the lowest cost per unit operator in the Puerto Rico traffic lane, it does not always offer the lowest effective price as certain operators at times engage in a practice of freight rate discounting.

      The Company's planned coastwise service is expected to compete primarily with large railroads that move intermodal freight and, to a lesser extent, trucking companies. Intermodal freight service competes primarily on the basis of price. Although trucking companies serving the same routes as the Company's contemplated coastwise service typically target a customer base that requires faster delivery times, such trucking companies also compete primarily on the basis of price. Many of the Company's potential competitors are significantly larger and possess substantially greater financial resources than the Company. The Company intends to compete by offering customers value-based pricing derived from its lower linehaul cost per unit. The Company will target customers with less time sensitive-freight whose priority is reducing freight costs rather than obtaining the shortest possible transit times.

      The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the market. The Company's non-Puerto Rico domestic truckload operations, which are used primarily to balance its core Puerto Rico service, compete with a number of trucking companies as well as private truck fleets used by shippers to transport their own products. Truckload carriers compete primarily on the basis of price. The Company's truck freight service also competes to a limited extent with rail and rail-truck intermodal service, but the Company attempts to limit this competition by seeking more time and service-sensitive freight. There are other trucking companies, including diversified carriers with larger fleets, possessing substantially greater financial resources and operating more equipment than the Company.

   REGULATION

      As a common and contract motor carrier, the Company is regulated by the Surface Transportation Board (the successor federal agency to the Interstate Commerce Commission) and various state agencies. The Company's drivers, including owner-operators, also must comply with the safety and fitness regulations promulgated by the Department of Transportation, including those relating to drug testing and hours of service. For routes in Canadian provinces, the Company must comply with certain customs and border crossing requirements and other Canadian regulations, none of which have a material effect on the Company.

      The Company's operations are subject to various federal, state and local environmental laws and regulations, implemented principally by the Environmental Protection Agency and similar state regulatory agencies. These regulations govern the management of hazardous wastes, discharge of pollutants into the air, surface and underground waters, and the disposal of certain substances. Management is not aware of any water or land fuel spills or hazardous substance contamination on its properties and believes that its operations are in material compliance with current environmental laws and regulations.

      The Company's marine operations are conducted in the U.S. domestic trade. A set of federal laws known as the Jones Act requires that only U.S. built, owned and crewed vessels move freight between ports in the U.S., including the noncontiguous areas of Puerto Rico, Alaska, Hawaii and Guam. These marine operations are subject to regulation by various federal agencies, including the Surface Transportation Board, the U.S. Maritime Administration and the U.S. Coast Guard. These regulatory authorities have broad powers governing activities such as operational safety, tariff filings of freight rates, certain mergers, contraband, environmental contamination and financial reporting. Management believes that its operations are in material compliance with current marine laws and regulations, but there can be no assurance that current regulatory requirements will not change.

      The Maritime Security Act of 1996 implemented the Maritime Security Program (the "MSP") under which vessel operators can receive subsidy payments from the United States government relating to their operation of vessels in foreign service. Payments under the MSP are not made in relation to service between the mainland of the United States and Puerto Rico. As a condition of participation in the MSP, recipients of subsidy must agree to limit their service in the noncontiguous domestic trades,
   including Puerto Rico, to historical levels.   The Company does not
   receive payments under the MSP and is not under any restriction. Two of the Company's competitors in the Puerto Rico trade receive MSP payments and are constrained in increasing their service between the mainland United States and Puerto Rico.

   EMPLOYEES

      At December 31, 1997, Trailer Bridge had 262 employees, 144 of whom were drivers.

      This 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include newbuilding risks, the risks of starting a new service and adding additional sailings, economic recessions or downturns in customers' business cycles, excessive increases in capacity within ocean going and truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases and the availability and compensation of qualified drivers and owner-operators.


   Item 2. Properties

      Trailer Bridge is headquartered in Jacksonville, Florida, where it recently completed construction of a 16,000 square foot office building adjacent to its owned truck operations center. This facility allowed 75 Jacksonville personnel to be centralized in one location. The new office building has also been designed so that additions can be constructed to serve the Company's future needs. The truck operations center property consists of 17.8 acres near Interstate 95, approximately 2 miles from the Company's marine terminal on Blount Island. In addition to the new office building, the property includes a 11,400 square foot tractor maintenance shop where oil changes and light preventative maintenance are performed, a trailer washing facility, a drivers lounge and parking space for tractors and trailers.

      The Company maintains small sales office facilities in Georgia, North Carolina, Illinois, Ohio and New Jersey which are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where 11 Puerto Rico administrative and sales personnel are based.

   PORT FACILITIES

      The Company utilizes port facilities in Jacksonville and San Juan where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck. Trailer Bridge's terminal in Jacksonville is located on Blount Island and consists of a berthing area and 17 acres leased from the Jacksonville Port Authority. The lease, which expires in 2002, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume. The Company's marine terminal in San Juan consists of berthing areas and 31 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo handing services. This agreement, which expires in 2006, calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority.

      Both of the present port facilities have been improved with triple-deck floating ramp structures under the control of the Company. The new Triplestack Box Carriers/TM/ will not need to utilize the existing ramps but will instead be accessed from simple, movable planks which will be substantially smaller than the existing ramps used by the Company.


   Item 3. Legal Proceedings

      The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. The Company presently is not a party to any legal proceeding other than litigation arising from vehicle accidents or cargo damage, and management is not aware of any claims or threatened claims that reasonably would be expected to exceed insurance limits or have a material adverse effect upon the Company's operations or financial position.


   Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.


                                  PART II

   Item 5. Market For Registrant's Common Equity and Related Stockholder
           Matters

      The Company's Common Stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market on July 29, 1997 under the symbol: TRBR. The following table represents the high and low sales price since its initial trading date.

                    1997                       High        Low

        Third Quarter (from July 29)            14        10 1/4
        Fourth Quarter                        13 3/4       8 1/4

   The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

   As of March 20, 1998 there were 25 stockholders of record in addition to approximately 1,500 stockholders whose shares were held in nominee name.

   Changes In Securities And Use Of Proceeds

      In July 1997, the Company effected an initial public offering (the "Offering") of its Common Stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-28221) that was declared effective by the Securities and Exchange Commission on July 23, 1997. The Offering commenced on July 24, 1997. The closing of the Offering occurred on July 29, 1997 with respect to 2,700,000 shares of Common Stock offered by the Company. An over-allotment option was exercised by the Company's underwriters on August 25, 1997 with respect to 405,000 shares. The managing underwriter of the Offering was BT Alex Brown Incorporated.

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


      The following table summarizes the gross proceeds to the Company, the expenses incurred for the Company's account, and the net proceeds to the Company in connection with the issuance and distribution of Common Stock by the Company in the Offering:

      Gross proceeds:                                    $31,050,000
      Underwriting discounts and commissions:            $ 2,173,500
      Finders' fees:                                     $         0
      Expenses paid to or for underwriters:              $         0
      Other expenses:                                    $   385,214

      Total expenses:                                    $ 2,558,714


   The following table summarizes the amounts of net Offering proceeds to the Company used for the purposes listed through the date of this report:

            Use of Proceeds                                Amount

      Funding S Corporation Dividend:                    $ 6,000,000
      Purchase of machinery and equipment:               $ 6,104,335
      Repayment of indebtedness:                         $ 4,825,227
      Down payment on new vessels                        $ 2,416,984
      Working Capital/Temporary investments:             $ 9,144,740


   Item 6.   Selected Financial Data

   The selected financial data set forth below has been derived from the financial statements of the Company. The selected financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto appearing elsewhere in this report.

                                                         Year Ended December 31,
                                                         -----------------------

                                            1993         1994         1995        1996        1997
                                            ----         ----         ----        ----        ----

                                                 (In thousands, except per share amounts)

   STATEMENT OF OPERATIONS DATA:

   Operating revenues..................   $ 67,613     $ 72,192     $ 62,531     $63,148     $66,389

   Operating income (loss).............      5,094        6,175        8,778       4,425      (1,816)

   Pro forma net income (loss)(1)......   $  2,526     $  2,343     $  4,360     $ 2,073     $(2,416)

   Pro forma net income (loss) per
     common Share .....................   $    .32     $    .30     $    .65     $   .31     $  (.30)

   BALANCE SHEET DATA:

   Working capital (deficit)...........   $(13,174)    $(10,188)    $ (4,697)    $(1,719)    $13,980
   Total assets........................     20,688       23,521       20,226      24,764      76,894

   Long-term debt, capitalized leases
     and due to affiliate(2)...........     22,771       20,776       13,461      13,879      37,335
   Stockholders' equity (deficit)......     (7,214)      (2,856)       2,673       6,045      33,860

   __________________________

   (1) Until the Company's initial public offering the Company operated as an S Corporation under the Internal Revenue Code and the laws of the states that recognize S Corporation status. As a result, the Company's taxable earnings were taxed directly to the Company's then-existing stockholders. Pro forma net income assumes that the Company was subject to federal and state income taxes and was taxed as a C Corporation at the effective tax rates that would have applied for all periods. See Notes to the Financial Statements. Effective July 29, 1997, the Company became subject to federal and state income taxes.

   (2)  Includes current maturities.


   Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


   RESULTS OF OPERATIONS

   Year ended December 31, 1997 Compared to Year ended December 31, 1996

      Operating revenues increased $3.2 million, or 5.1%, to $66.4 million during 1997 from $63.1 million during 1996. This increase was due to a $5.0 million (8.9%) increase in Puerto Rico revenue to $61.3 million through the utilization of a portion of the additional capacity resulting from the mid-body project, offset by a 25.8% decrease in non-Puerto Rico revenue as available tractor capacity was targeted further towards Puerto Rico revenue. While core trailer volume to Puerto Rico increased 27.3% in 1997 compared to 1996, total car volume was down 8.8% compared to 1996. As a result, core trailer revenue to Puerto Rico increased $6.4 million or 22.8% and car revenue decreased $1.7 million or 9.5% compared to 1996. This reduction in car volume was most pronounced in used car shipments during the second half of the year as sales of used cars in Puerto Rico were soft due to several factors, including attractive new car and repossessed car pricing. Presently, approximately two-thirds of Trailer Bridge's car volume is represented by new cars. Revenue from shipper owned equipment and other vehicles increased $.8 million or 13.7% in 1997 compared to 1996. While trailer volume from Puerto Rico increased 3.0% in 1997, related revenue decreased $.4 million or 4.6% compared to 1996 due to rate pressure on the limited volumes moving inbound from Puerto Rico. Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 84.1% during 1997, compared to 87.9% during 1996 when a smaller substitute vessel was utilized.

      In connection with the grant of an option by the Company's principal stockholder to its Chairman and CEO, the Company recorded a nonrecurring, non-cash charge for compensation and a credit to paid-in capital of $8.5 million during 1997. This charge represented the difference between the exercise price of the option and the initial public offering price of $10.00 per share. The option does not involve the issuance of additional shares of Common Stock by the Company and therefore, any subsequent purchase of shares under the option will not have a dilutive effect on the Company's book value or earnings per share amounts. As a result of this option, the Company sustained a pro forma net loss of $2.4 million or $.30 per share, for 1997.

      Excluding the charge for compensation discussed above, operating expenses for 1997 increased $1.0 million from 1996. This increase was due to an increase in expenses associated with an overall 17.3% increase in Puerto Rico volume, offset by a decrease in handling costs from 1996 related to the complexity and inefficiency of loading substitute vessels during the mid-body expansion project. As a result, excluding the charge for compensation the Company's operating ratio improved to 89.9% during 1997 from 93.0% during 1996.

      Interest expense (net) decreased $532,444 (49.3%) to $548,631 in 1997 from $1.1 million in 1996 due to reductions in amounts owed to an affiliate, the capitalization of interest related to new vessel construction and increased interest income resulting from the unused proceeds of the Company's initial public offering.

      As a result of the factors described above including the charge for compensation and after application of pro forma income taxes, the Company reported a pro forma net loss of $2.4 million for 1997 compared to pro forma net income of $2.1 million in 1996.

   Year ended December 31, 1996 Compared to Year ended December 31, 1995

      During 1996, the Company implemented an expansion program that increased the capacity of its vessels by 56% through the insertion of a mid-body in both of its vessels. Throughout the six-month construction period, only one of the Company's vessels was in service along with, first, a substitute vessel one-third smaller, followed by a substitute vessel more than two-thirds smaller than the Company's pre-modified vessels. One of the Company's vessels was out of service from mid-February to mid-May, while the other was out of service from mid-May to mid-July 1996. Although weekly service was maintained, the resulting fluctuations in vessel capacity led to inefficiencies, temporary loss of business and increased costs in all cost categories, most notably in the marine cargo handling area.

      Operating revenues increased $617,000 (1.0%) to $63.1 million during 1996 from $62.5 million during 1995. This reflects a $3.2 million (6.0%) increase in Puerto Rico revenue, substantially offset by a $2.6 million (27.4%) decrease in non-Puerto Rico revenue. The decrease in non-Puerto Rico revenue resulted from a shift in the Company's business away from domestic traffic lanes which were not complementary to Puerto Rico traffic lanes and a decrease in the average length of domestic hauls.

      Operating expenses for 1996 increased $5.0 million from 1995 primarily as a result of the midbody expansion project and inefficiencies related to the substitute vessels, including increased labor and cargo handling fees and use of specialized equipment, temporary loss of business and increased charter fees for the expanded vessels. As a result the Company's operating ratio increased to 93.0% during 1996 from 86.0% during 1995.

      Interest expense (net) decreased to $1.1 million during 1996 from $1.4 million during 1995 due to reductions in average outstanding balances (primarily amounts owed to an affiliate).

      As a result of the factors described above, pro forma net income decreased 52.5% to $2.1 million (3.3% of revenue) during 1996 from $4.4 million (7.0% of revenue) during 1995.

   LIQUIDITY AND CAPITAL RESOURCES

      On July 29, 1997 the Company closed the sale of Common Stock of the Company in its initial public offering. After expenses, including legal, printing and distributing expenses, the Company received proceeds of the offering of approximately $24.7 million. On August 25, 1997 the Company completed the sale of additional common stock pursuant to the initial public offering and received proceeds of approximately $3.8 million.

      Net cash provided by operations of $10.0 million in 1997 represented an increase of $2.8 million from 1996. Net cash used in investing activities of $45.8 million in 1997 reflects $20.4 million of capital expenditures, which was primarily attributable to payments for the construction of the Company's two new Triplestack Box Carriers, the purchase of over the road tractors, and the construction of the administrative office in Jacksonville, Florida. Also reflected at December 31, 1997 is restricted cash and investments of approximately $20.3 million representing the unused proceeds of the Company's Title XI bond issuances. The restricted cash and investments are held in trust with the Maritime Administration.

      The Company's financial condition improved as a result of the Company's initial public offering. At December 31, 1997 cash amounted to $14.3 million, working capital was $14.0 million, and stockholders' equity amounted to $33.9 million. Management believes that available borrowings under lines of credit, equipment financings, cash flow generated from operations and the net proceeds of the initial public offering will allow the Company to meet its working capital requirements, anticipated capital expenditures and other obligations at least through calendar 1998.

   INFLATION

      Inflation has had a minimal effect upon the Company's profitability in recent years. Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. The Company expects that inflation will affect its costs no more than it affects those of other truckload and marine carriers.

   SEASONALITY

      The Company's marine operations are subject to the seasonality of the Puerto Rico freight market where shipments are generally reduced during the first calendar quarter and increased during the fourth calendar quarter of each year in anticipation of Christmas. This seasonality is expected to have a greater impact on the Company when it increases its capacity with the addition of two new Triplestack Box Carriers.

      The following table sets forth certain unaudited financial information for the Company for each of the last eight quarters (in thousands except per share amounts):

                                                      1996                                         1997
                                                      ----                                         ----
                                                                          By Quarter
                                     First      Second     Third     Fourth      First      Second     Third      Fourth

   Operating revenues............   $14,568    $14,274    $16,288    $18,018    $16,446    $16,171    $16,676    $17,096
   Operating income (loss).......       966       (187)     1,331      2,315      1,748     (6,733)     1,517      1,653

   Pro forma net income (loss)(1)       443       (199)       636      1,193        909     (5,254)     2,446      1,103


   (1)  See Note 2 to the Financial Statements.


   Item 8.  Financial Statements and Supplementary Data



   TRAILER BRIDGE, INC.

   Financial Statements for the Three Years in the Period Ended December 31, 1997 and Independent Auditors' Report


   INDEPENDENT AUDITORS' REPORT


   Board of Directors and Stockholders
   Trailer Bridge, Inc.
   Jacksonville, Florida


   We have audited the accompanying balance sheets of Trailer Bridge, Inc.
   (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules of the Company listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management.
   Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the financial position of Trailer Bridge, Inc. as of December
   31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                /s/ Deloitte & Touche LLP


   Jacksonville, Florida
   February 10, 1998

   TRAILER BRIDGE, INC.

   BALANCE SHEETS
   DECEMBER 31, 1997 AND 1996
   --------------------------


                                                                 1997             1996
   ASSETS

   CURRENT ASSETS:
     Cash and cash equivalents                                $14,277,445      $ 1,658,921
     Trade receivables, less allowance for doubtful
       accounts of $1,165,874 and $905,581                      7,888,939        8,305,872
     Prepaid expenses                                             764,975          964,971
                                                               ----------       ----------
              Total current assets                             22,931,359       10,929,764
                                                               ----------       ----------

   PROPERTY AND EQUIPMENT, net                                 30,282,611       12,512,130

   GOODWILL, less accumulated amortization of
     $264,543 and $217,763                                        904,399          951,179

   RESTRICTED CASH AND INVESTMENTS                             20,283,047

   OTHER ASSETS                                                 2,493,041          370,592
                                                               ----------       ----------

   TOTAL ASSETS                                               $76,894,457      $24,763,665
                                                               ==========       ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                                         $ 2,137,251      $ 1,981,421
     Other accrued liabilities                                  3,398,858        2,635,099
     Current portion of notes payable                           3,156,142        3,117,069
     Current portion of capital lease obligations                  35,908           38,197
     Unearned revenue                                             163,084          223,627
     Due to affiliate                                              60,300        4,653,192
                                                               ----------       ----------
              Total current liabilities                         8,951,543       12,648,605

   NOTES PAYABLE, less current portion                         33,960,518        5,909,072

   CAPITAL LEASE OBLIGATIONS, less current portion                122,439          161,444
                                                               ----------       ----------

   TOTAL LIABILITIES                                           43,034,500       18,719,121
                                                               ----------       ----------

   COMMITMENTS (Notes 4, 7 and 9)

   STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized; no shares issued or outstanding
    Common stock, $.01 par value, authorized
      20,000,000 shares; outstanding 9,777,500
      shares in 1997 and 6,672,500 shares in 1996                  97,775           66,725
    Additional paid-in capital                                 37,982,818          (66,300)
    Retained earnings                                          (4,220,636)       6,044,119
                                                               ----------       ----------
             Total stockholders' equity                        33,859,957        6,044,544
                                                               ----------       ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $76,894,457      $24,763,665
                                                               ==========       ==========

   See notes to financial statements.

   TRAILER BRIDGE, INC.

   STATEMENT OF OPERATIONS
   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
   --------------------------------------------

                                                     1997            1996            1995

   OPERATING REVENUES                             $66,388,577     $63,148,218     $62,531,365

   OPERATING EXPENSES:
     Salaries, wages, and benefits                 14,722,568      13,288,633      14,591,795
     Compensation expense recognized
       for stock option                             8,528,670               -               -
     Rent and purchase transportations:
       Related party                                7,500,000       5,900,000       3,650,000
       Other                                       10,019,705      10,331,461      10,847,200
     Fuel                                           5,617,199       5,883,378       5,255,979
     Operating and maintenance (exclusive of
       depreciation shown separately below)        12,869,034      14,210,787      10,553,364
     Taxes and licenses                               452,275         455,407         588,565
     Insurance and claims                           1,900,334       2,121,039       1,860,997
     Communications and utilities                     587,655         607,833         620,815
     Depreciation and amortization                  2,597,887       2,944,069       2,761,139
     Other operating expenses                       3,409,127       2,981,104       3,023,161
                                                   ----------      ----------      ----------
                                                   68,204,454      58,723,711      53,753,015
                                                   ----------      ----------      ----------
   OPERATING (LOSS) INCOME                         (1,815,877)      4,424,507       8,778,350

   NONOPERATING INCOME (EXPENSE):
     Interest expense, net:
       Related party                                 (278,641)       (457,743)       (822,558)
       Other                                         (269,990)       (623,332)       (539,554)
     (Loss) gain on sale of equipment, net            (80,851)         66,523          47,834
                                                   ----------      ----------      ----------
                                                     (629,482)     (1,014,552)     (1,314,278)
                                                   ----------      ----------      ----------

   (LOSS) INCOME BEFORE PROVISION AND PRO
     FORMA PROVISION FOR INCOME TAXES              (2,445,359)      3,409,955       7,464,072
   BENEFIT (PROVISION) FOR INCOME TAXES               426,566         (38,581)        (67,316)
                                                   ----------      ----------      ----------

   NET (LOSS) INCOME BEFORE PRO FORMA
     PROVISION FOR INCOME TAXES                    (2,018,793)      3,371,374       7,396,756

   PRO FORMA PROVISION FOR INCOME
     TAXES (NOTE 2)                                  (397,329)     (1,298,442)     (3,037,048)
                                                   ----------      ----------      ----------

   PRO FORMA NET (LOSS) INCOME (NOTE 2)           $(2,416,122)    $ 2,072,932     $ 4,359,708
                                                   ==========      ==========      ==========

   PRO FORMA NET (LOSS) INCOME
      PER COMMON SHARE                            $     (0.30)    $      0.31     $      0.65
                                                   ==========      ==========      ==========


   See notes to financial statements.

   TRAILER BRIDGE, INC.

   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
   -------------------------------------------------------

                                                                                                 Retained
                                                                               Additional        Earnings
                                                   Common Stock                  Paid-in       (Accumulated
                                              Share           Amounts            Capital          Deficit)          Total
                                            ----------       ---------         ----------      ------------       -----------

   BALANCE, JANUARY 1, 1995                  7,850,000       $  78,500        $   (78,000)     $(2,856,514)      $(2,856,014)
     Repurchase and retirement of
       1,177,500 shares of common
       stock                                (1,177,500)        (11,775)            11,700         (517,195)         (517,270)
     Distributions to stockholders                                                              (1,350,302)       (1,350,302)
     Net Income                                                                                  7,396,756         7,396,756
                                            ----------        --------         ----------       ----------        ----------
   BALANCE, DECEMBER 31, 1995                6,672,500          66,725            (66,300)       2,672,745         2,673,170
     Net income                                                                                  3,371,374         3,371,374
                                            ----------        --------         ----------       ----------        ----------
   BALANCE, DECEMBER 31, 1996                6,672,500          66,725            (66,300)       6,044,119         6,044,544
     Compensation expense recognized
       for stock options                                                        8,528,670                          8,528,670
     Distributions to stockholders                                              1,060,212       (8,245,962)       (7,185,750)
     Net proceeds from Initial Public
       Offering of Common Stock              3,105,000          31,050         28,460,236                         28,491,286
     Net loss                                                                                   (2,018,793)       (2,018,793)
                                            ----------        --------         ----------       ----------        ----------
   BALANCE, DECEMBER 31, 1997                9,777,500       $  97,775        $37,982,818      $(4,220,636)      $33,859,957
                                            ==========        ========         ==========       ==========        ==========



   See notes to consolidated financial statements.

   TRAILER BRIDGE, INC.

   STATEMENTS OF CASH FLOWS
   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
   --------------------------------------------

                                                                           1997             1996            1995

   OPERATING ACTIVITIES:
     Net (loss) income                                                $ (2,018,793)     $ 3,371,374     $ 7,396,756
     Adjustments to reconcile net (loss) income
        to net cash provided by operating activities:
         Depreciation and amortization                                   2,597,887        2,944,069       2,761,139
         Provision for uncollectible accounts                              381,691          673,699         158,995
         Loss (gain) on sale of equipment                                   80,851          (66,523)        (47,834)
         Compensation expense recognized for stock option                8,528,670
         Deferred income taxes                                            (652,876)
         Change in assets and liabilities:
         Decrease (increase) in:
           Trade receivables                                                35,242          (70,153)      (1,282,693)
           Prepaid expenses                                                199,996         (353,742)         649,459
         Increase (decrease) in:
           Accounts payable                                                155,830          659,377         (289,355)
           Accrued liabilities                                             763,759          145,544       (1,125,571)
           Unearned revenue                                                (60,543)         (55,271)         (95,288)
                                                                       -----------       ----------       ----------

             Net cash provided by operating activities                  10,011,714        7,248,374        8,125,608
                                                                       -----------       ----------       ----------

   INVESTING ACTIVITIES:
     Decrease in due to affiliate                                       (4,592,892)      (3,171,944)      (4,617,442)
     Purchases and construction of property and equipment              (20,434,204)      (6,707,075)      (1,430,179)
     Proceeds from the sale of equipment                                    31,764          426,462        1,031,000
     (Increase) decrease other assets                                     (559,843)         (13,217)           7,080
     Increase in restricted cash and investments                       (20,283,047)
                                                                       -----------       ----------       ----------
              Net cash used in investing activities                    (45,838,222)      (9,465,774)      (5,009,541)
                                                                       -----------       ----------       ----------

   FINANCING ACTIVITIES:
     Proceeds from borrowings on notes payables                         31,740,797        6,637,469        1,032,500
     Proceeds from sale of common stock                                 28,491,286
     Payments on notes payable                                          (3,650,278)      (3,125,722)      (3,410,552)
     Payments of dividends                                              (7,185,750)                       (1,350,302)
     Repurchase of stock                                                                                    (517,270)
     Debt issue costs                                                     (909,729)
     Payments on capital lease obligations                                 (41,294)        (133,854)        (318,484)
                                                                       -----------       ----------       ----------

              Net cash provided by (used in) financing activities       48,445,032        3,377,993       (4,564,108)
                                                                       -----------       ----------       ----------

   NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                   12,618,524        1,160,593       (1,448,041)

   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          1,658,921          498,328        1,946,369
                                                                       -----------       ----------       ----------
   CASH AND CASH EQUIVALENTS, END OF YEAR                             $ 14,277,445      $ 1,658,921      $   498,328
                                                                       ===========       ==========       ==========

   SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Cash paid for state income taxes                                   $     46,145      $    68,035      $    10,425
                                                                       ===========       ==========       ==========

   Cash paid for interest, net of amount capitalized:
     Related party                                                    $    283,653      $   457,151      $   824,538
     Other                                                                 419,739          652,554          632,549
                                                                       -----------       ----------       ----------
                                                                      $    703,392      $ 1,109,705      $ 1,457,087
                                                                       ===========       ==========       ==========

   Equipment acquired under capital lease agreements                                    $   211,060
                                                                                         ==========


   See notes to financial statements.

   TRAILER BRIDGE, INC.
   NOTES TO FINANCIAL STATEMENTS
   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
   --------------------------------------------

   1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization - Trailer Bridge, Inc. (the "Company") is a domestic trucking and marine transportation company with contract and common carrier authority. Highway transportation services are offered primarily in the continental United States, while marine transporta-tion is offered between Jacksonville, Florida and San Juan, Puerto Rico.

        Cash and Cash Equivalents - The Company considers cash on hand and amounts on deposit with financial institutions with original maturities of three months or less to be cash equivalents.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts on trade receivables based upon estimated collectibility and collection experience.

        Property and Equipment - Property and equipment are stated at cost and the capitalized interest costs associated with significant capital additions less accumulated depreciation. Property and equipment are depreciated on a straight-line method based on the following estimated useful lives:

                                                        Years

           Buildings and structures                      40
           Office furniture and equipment               6-10
           Freight equipment                            4-12
           Leasehold improvements                        2-5
           Equipment under capital leases                 5

        Tires on revenue equipment purchased are capitalized as part of the equipment cost and depreciated over the life of the vehicle. Replace-ment tires are expensed when placed in service.

        Leasehold improvements and equipment under capital leases are amortized over the lesser of the estimated lives of the asset or the lease terms. Maintenance and repairs which do not materially extend useful life and minor replacements are charged to earnings as incurred.

        The Company periodically reviews property and equipment for potential impairment. If this review indicates that the carrying amount of these assets may not be recoverable, the Company estimates the future cash flows expected with regards to the asset and its eventual disposition. If the sum of these future cash flows (undiscounted and without interest charges) is less than the carrying amounts of the assets, the Company records an impairment loss based on the fair value of the asset.

        Goodwill - Goodwill is being amortized on a straight-line basis over twenty-five years.

        Restricted Cash and Investments - Restricted cash and investments consist of cash and investments held in trust and committed for the construction of the Company's Triplestack Box Carrier/TM/ vessels. These funds have been invested in highly liquid interest bearing deposits and U.S. Treasury bills, in compliance with the Company's bond indenture, and are carried at cost which approximates market.

        Insurance - The Company is self-insured for employee medical coverage above deductible amounts. Reinsurance is obtained to cover losses in excess of certain limits. Provisions for losses are determined on the basis of claims reported and an estimate of claims incurred but not reported.

        Revenue Recognition - Common carrier operations revenue is recorded on the percentage-of-completion basis and direct costs are expensed as incurred.

        Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

        The Company was organized under Subchapter S of the Internal Revenue Code until this election was terminated effective with the Company's initial public offering (Note 10). Under Subchapter S, the Company was not subject to federal income taxes.

        Reclassification - Certain reclassifications have been made to the 1995 and 1996 financial statement amounts to conform with the presentation for 1997.

        New Accounting Standards - For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"). This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares out-standing for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. All EPS data presented has been restated to conform with the requirements of SFAS 128. A reconciliation of the number of common shares used in calculation of basic EPS is presented in Note 10.

        In June, 1997 the Financial Accounting Standards Board issued State-ment of Financial Accounting Standards No. 130, "Reporting Compre-hensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
        SFAS 130 does not require a specific format for that financial state-ment but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Additionally, SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassifi-cation of financial statements for earlier periods provided for comparative purposes is required. Management has not determined the effect of this statement on its financial statement disclosure.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Informa-tion "("SFAS No. 131") effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting of segment profit or loss, certain specific revenue and expense items and segment assets. it also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of applica-tion. Interim information is not required until the second year of application, at which time comparative information is required. The Company is in the process of determining the impact that the adoption of SFAS No. 131 will have on its financial statement disclosures.

   2.   PRO FORMA INCOME TAXES

        For informational purposes, the statement of operations contains a pro forma adjustment for income tax expense which would have been recorded if the Company had not been an S Corporation and had been subject to corporate income taxes based on the tax laws in effect during those periods.

   3.   PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 1997 and 1996 consist of the following:

                                                       1997           1996
                                                       ----           ----

           Land                                    $   504,703    $   504,703
           Construction in progress                 11,673,923         90,512
           Buildings and structures                  2,377,131      1,137,127
           Office furniture and equipment            1,710,120      1,058,381
           Freight equipment                        18,621,149     16,726,428
           Leasehold improvements                      672,909        712,798
           Equipment under capital leases              263,105        536,495
           Less accumulated depreciation
               and amortization                     (5,540,429)    (8,254,314)
                                                    ----------     ----------

          Fixed assets, net                        $30,282,611    $12,512,130
                                                    ==========     ==========


        Depreciation and amortization expense on property and equipment and equipment under capital leases was $2,551,108, $2,897,290 and $2,714,360 in 1997, 1996 and 1995, respectively. Interest cost of $296,771 was capitalized during 1997.

   4.   TRANSACTIONS WITH AFFILIATED COMPANY

        Due to Affiliate - Amounts due to affiliate include cash advanced to the Company from an affiliated company to fund various construction projects, general and administrative expenses, interest payable on such cash advances and barge rent. Cash advances due to affiliate were paid back during 1997 from the proceeds of equity offerings. Amount remaining in due to affiliate is related to barge rent.

        Lease Agreements - The Company leases two roll-on/roll-off barge vessels and a ramp system from an affiliate under operating lease agreements. For the period from January 1, 1995 through May 10, 1996 for one vessel and through July 19, 1996, as to the other vessel, the lease payment was $5,000 per day for each vessel. Upon completion of the renovations to the vessels during 1996 which extended the barges from a length of approximately 500 feet to a length of approximately 750 feet, the lease payments were increased to $10,500 per day for each vessel. Effective July 23, 1997, the lease payments were adjusted to $10,050 per day for each vessel. The leases expire at the later of September 1, 2010 or the repayment of all obligations under an affiliate's construction loan related to the vessel renova-tions. Such construction loan is scheduled to be repaid in quarterly installments ending June 30, 2003. The leases provide the Company the option to extend the leases through September 1, 2018 for total payments of $11,000 per vessel per day or, alternatively, the Company may purchase the vessels at their then fair market values. Total lease expense under these leases from affiliate totaled $7,500,000, $5,900,000 and $3,650,000 in 1997, 1996 and 1995, respectively.

        While the vessels were undergoing renovations, the Company leased barges from a third party. In recognition of the $1,160,000 of additional barge rent and $509,000 of other transitional expenses incurred in 1996, during the renovation period, the affiliate agreed to reduce the charter rental due from the Company by approximately $1,669,000.

   5.   CAPITALIZED LEASE OBLIGATIONS

        Future minimum lease payments under capitalized computer equipment leases as of December 31, 1997 are as follows:

           1998                                      $ 51,780
           1999                                        51,780
           2000                                        51,780
           2001                                        29,999
                                                      -------
           Total minimum lease payments               185,339
           Interest portion                           (26,992)
                                                      -------
           Present value of minimum lease
             payments                                 158,347
           Less current portion                       (35,908)
                                                      -------
                                                     $122,439
                                                      =======


   6.   NOTES PAYABLE

        Following is a summary of long-term debt at December 31, 1997 and 1996:

                                                                   1997                   1996

          Ship-financing bonds and notes (Title XI)
          totaling $16,918,000 maturing on March 30,
          2023; payable in 50 semi-annual installments
          of principal and interest; interest is fixed
          at 6.52%; collateralized by vessels; amount
          is guaranteed by The United States of America
          under the Title XI Federal Ship Financing
          Program                                               $16,918,000

          Ship-financing bonds and notes (Title XI)
          totaling $10,515,000 maturing on September
          30, 2022; payable in 50 semi-annual install-
          ments of principal and interest; interest is
          fixed at 7.07%; collateralized by vessels;
          amount is guaranteed by The United States of
          America under the Title XI Federal Ship
          Financing Program                                      10,515,000

          Borrowings under $7.1 million line of credit
          maturing April 1, 2000; payable in 35 monthly
          installments of principal and interest plus a
          final payment of $340,205 plus interest;
          interest on outstanding borrowings at fixed
          rate of 7.98%; collateralized by tractors
          with a carrying value of $5,359,712 at
          December 31, 1997                                       3,957,902

          Notes payable to finance company totaling
          $4,957,569 maturing from June to October
          2001; payable in 60 monthly installments
          of principal and interest; interest at
          fixed rates ranging from 8.867% to 9.290%;
          collateralized by trailers with a carrying
          value of $4,387,105 at December 31, 1997                3,764,498           $ 4,626,830

          Note payable to bank totaling $1,680,000
          maturing October 2006; payable in 120
          monthly installments of principal and
          interest; interest is fixed at 7.95%;
          collateralized by land and buildings and
          structures with a carrying value of
          $2,729,330 at December 31, 1997                         1,484,000             1,652,000

          Notes payable to bank totaling $6,333,512
          matured during 1997; amounts were payable
          in 48 monthly installments of principal
          and interest; interest at variable or
          fixed rate as selected by the Company                                         1,641,754

          Notes payable to finance company totaling
          $1,032,500 maturing June 2000; payable in
          60 monthly installments of principal and
          interest; interest at a rate of 3.5% above
          LIBOR (9.187%) at December 31, 1997);
          collateralized by trailers with a carrying
          value of $556,189 at December 31, 1997                    477,260               681,800

          Notes payable to finance company totaling
          $3,068,796 matured during 1997; amounts
          were payable in 48 monthly installments of
          principal and interest; interest varied at
          3.75% above the LIBOR rate                                                      322,424

          Unsecured notes payable matured in 1997;
          interest at prime plus 1%                                                       101,333
                                                                 ----------            ----------
                                                                 37,116,660             9,026,141
          Less current portion                                   (3,156,142)           (3,117,069)
                                                                 ----------            ----------

                                                                $33,960,518           $ 5,909,072
                                                                 ==========            ==========

        In March 1997, the Company obtained a $7.1 million line of credit from a financial institution. At the election of the Company, interest on each borrowing under the line of credit will accrue at (a) a variable interest rate of the financial institution's Base Rate, (b) a variable interest rate of 1.40% above the financial institution's Eurodollar Rate or (c) a fixed interest rate of 1.40% above the financial institution's three year cost of funds. The line is used to purchase tractors which will be used as collateral.

        The debt agreements contain certain restrictive covenants, including requirements to maintain tangible net worth (as defined), a debt ratio, interest coverage and debt service coverage at certain levels.

        Following are maturities of long-term debt for each of the next five years:

           1998                                             $ 3,156,142
           1999                                               3,609,539
           2000                                               4,199,414
           2001                                               1,957,485
           2002                                               1,265,320
           Thereafter                                        22,928,760
                                                             ----------
                                                            $37,116,660
                                                             ==========


   7.   OPERATING LEASES

        The Company has various operating lease agreements, principally for its office facilities, terminals and equipment. Certain of the leases contain provisions calling for additional contingent rentals based on volume of transportation activity.

        Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997 are as follows:

           1998                                             $ 14,596,000
           1999                                               11,204,000
           2000                                               10,036,000
           2001                                                9,968,000
           2002                                                9,295,000
           Thereafter                                         71,185,000
                                                             -----------
                                                            $126,284,000
                                                             ===========

        Lease expense for all operating leases, including leases with terms of less than one year, was $16,879,647, $14,806,980 and $12,683,332 for
        1997, 1996 and 1995.

   8.   OTHER ACCRUED LIABILITIES

                                                  1997            1996

          Fringe benefits                      $  600,674      $  556,363
          Marine expense                          925,731         886,513
          Salaries and wages                      352,362         265,610
          Other                                 1,520,091         926,613
                                                ---------       ---------
                                               $3,398,858      $2,635,099
                                                =========       =========


   9.   INCOME TAXES

        The components of the benefit for income taxes is comprised of the following as of December 31, 1997:

           Current:
            Federal                                              $ 201,164
            State                                                   25,146
                                                                  --------
                                                                   226,310
                                                                  --------

           Deferred:
            Federal                                               (580,334)
            State                                                  (72,542)
                                                                  --------

                                                                  (652,876)
                                                                  --------

                                                                 $(426,566)
                                                                  ========



        Income taxes for the year ended December 31, 1997 differ from the amount computed by applying the statutory Federal corporate rate to income before income taxes. The differences are reconciled as follows:

           Tax benefit at statutory Federal rate                 $(831,422)
           Valuation allowance                                     900,000
           Nondeductible expenses                                   68,693
           State income taxes, net of federal benefit              (39,334)
           Pro rata income allocated to S Corporation year         428,382
           Recognition of deferred tax liability                  (994,060)
           Other                                                    41,175
                                                                  --------

           Total income tax benefit                              $(426,566)
                                                                  ========


        The components of the Company's net deferred tax asset at December 31, 1997 is as follows:

            Deferred tax assets:
             Employee stock option                               $3,240,895
             Net operating loss                                     185,934
             Accrued expense                                        110,360
             Allowance for bad debts                                443,032
                                                                  ---------

            Gross deferred assets                                 3,980,221

            Deferred tax liabilities:
             Fixed asset basis                                    2,359,343
             Other                                                   68,002
                                                                  ---------

            Gross deferred tax liabilities                        2,427,345

            Deferred tax asset valuation allowance                  900,000
                                                                  ---------

            Net deferred tax asset                               $  652,876
                                                                  =========

        Prior to July 23, 1997, the Company was organized under Subchapter S of the Internal Revenue Code for income tax purposes and therefore, all Federal and certain state income taxes were the responsibility of the Company's stockholders. The Company was subject to state income taxes in those states that do not recognize Subchapter S elections. State income tax expense for 1997, 1996 and 1995 was not significant due to the utilization of net operating loss carryforwards.

        For tax purposes, the Company had available, at December 31, 1997, net operating loss ("NOL") carryforwards for regular federal income tax purposes of approximately $489,000 which will expire in equal amounts through the year 2005.

   10.  COMMON STOCKHOLDERS' EQUITY

        Common Stock:

        In July 1997, the Company completed an underwritten initial public offering ("IPO") of 3,105,000 shares of its common stock at an initial offering price of $10.00 per share, yielding gross proceeds of $31,050,000. Net proceeds to the Company as a result of the IPO were $28,491,286 after deduction of underwriting, legal, accounting and other offering related expenses totaling $2,558,714.

        Also in July 1997, the Company's Board of Directors and stockholders authorized the following which became effective in connection with the Company's initial public offering: (I) a 15,700-for-1 stock split,
        (ii) an increase in the authorized number of common shares from 2,000 to 20,000,000, (iii) a change in the par value of common stock from $1.00 to $.01 and (iv) 1,000,000 shares of preferred stock with a par value of $.01 per share. Stockholder's equity has been restated to give retroactive recognition to the stock split and change in par value in prior periods. In addition, all references in the financial statements to the number of shares and per share amounts have been restated.

        Earnings Per Share:

        The following is a reconciliation of the numerators and denominators of the basic EPS computations for net income available to common shareholder:

                                                  1997                                        1996
                                  ---------------------------------------    -----------------------------------------
                                    Income         Shares          Per         Income          Shares          Per
                                  (Numerator)   (Denominator)     Share      (Numerator)    (Denominator)     Share
                                  -----------   -------------     -----      -----------    -------------     -----

         Basic EPS
         Pro forma net (loss)
         income available to
         common shareholders      $(2,416,122)    7,969,610       $(0.30)    $2,072,932       6,672,500       $0.31



                                                  1995
                                  ---------------------------------------
                                    Income         Shares          Per
                                  (Numerator)   (Denominator)     Share
                                  -----------   -------------     -----

                                  $4,359,708      6,682,178       $0.65

        For the year ended December 31, 1997, options to purchase 468,126 shares of common stock with an exercise price of $10.00 per share were outstanding but were not included in the computation to arrive at diluted EPS because the options' exercise prices were greater that the average market price of the common shares.

        Stock Options:

        In May 1997, the majority stockholder of the Company granted to the Company's Chairman and Chief Executive Officer, an option to purchase up to 942,000 shares of common stock (adjusted for the 15,700-for-1 stock split) owned by him at an exercise price of $.95 per share. These option were immediately exercisable and have a term of 10 years. In connection with this option, the Company recorded a non-recurring, non-cash charge to compensation expense during the year ended December 31, 1997. This option does not involve the issuance of additional shares of common stock by the company and therefore, any purchase of shares under the option will not have a dilutive effect on the Company's book value or earnings per share amounts.

        Compensation cost charged to operations associated with the Company's stock option plans was $8,528,670 in 1997. Compensation cost was based on the difference between the value of the stock and its exercise price, multiplied by the number of share vested during the year.

        In 1997, the Company's Board of Directors and stockholders authorized the establishment of an Incentive Stock Plan (the "Plan"). The purpose of the Plan is to promote the interests of the Company and its shareholders by retaining the services of outstanding key management members and employees and encouraging them to have a greater financial investment in the Company and increase their personal interest in its continued success. The Company has reserved 785,000 shares of Common Stock for issuance pursuant to the Incentive Stock Plan to eligible employees under the Plan.

        In July 1997, the Company awarded non-qualified options to executives covering an aggregate of 392,500 shares at an exercise price equal to the initial public offering price of the Common Stock. The Board of Directors also granted non-qualified options to purchase 78,500 additional shares to other employees at an exercise price equal to the initial public offering price. Such options become exercisable at the rate of 20% per year beginning on the first anniversary date of the offering. Options that expire unexercised or are forfeited become available again for issuance under the Plan.

        The Company has adopted the disclosure-only option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")." Accordingly, the Company continues to account for stock options under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for stock options issued at fair market value at the date of the grant. Had compensation expense for stock options been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings and net earnings per share would have changed to the pro forma amounts indicated below.



          As reported
           Pro forma net loss                               $(2,416,122)
           Net loss per share                                     (0.30)

          Pro forma for SFAS No. 123
           Net loss                                         $(2,588,671)
           Net loss per share                                     (0.32)

        Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 1997: dividend yield of 0 percent, expected volatility of 69.32%, risk-free interest rate of 6.16%, and expected life of 7 years.


        A summary of the status of options under the Company's stock-based compensation plans as of December 31, 1997 is presented below:

                                                                  1997
                                                         --------------------
                                                                      Exercise

         Outstanding at beginning of year                      -      $     -

          Granted                                        471,000        10.00
          Exercised                                            -            -
          Forfeited                                       (2,874)       10.00
                                                         -------

         Outstanding at end of year                      468,126        10.00
                                                         =======

         Grants exercisable at year-end                        -

         Weighted-average fair value of
          options granted during the year               $   7.13


        The following table summarizes information about the outstanding grants at December 31, 1997:

           Exercise        Options           Remaining           Options
            Price        Outstanding      Contractual Life      Exercisable
           --------      -----------      ----------------      -----------

           $ 10.00         468,126                9.6                  -

        Remaining non-exercisable options as of December 31, 1997 become exercisable as follows:

            1998                                                   93,625
            1999                                                   93,625
            2000                                                   93,625
            2001                                                   93,625
            2002                                                   93,626
                                                                  -------
                                                                  468,126
                                                                  =======

   11.  PROFIT SHARING/401(k) PLAN

        The Company has a profit sharing/401(k) Plan which covers sub-stantially all employees. Participants are allowed to make contribu-tions of up to 15% of their compensation not to exceed certain limits. The Company makes matching contributions to the Plan at a rate not in excess of 3.0% of compensation. The Company contributed approximately $175,888, $142,994 and $60,546 to the Plan during 1997, 1996 and 1995.
        The Company made an optional contribution of $39,000 and $32,700 in December 1997 and 1996.

   12.  COMMITMENT

        At December 31, 1997, the Company is obligated under construction agreements totaling approximately $20,300,000.

   13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and Cash Equivalents - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

        Restricted Cash and Investments - For those interest bearing deposits and short-term investments, the carrying amount is a reasonable estimate of fair value.

        Notes payable - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. The Company believes the carrying amount is a reasonable estimate of such fair value.

   14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                        March 31,         June 30,      September 30,     December 31,

           Quarter Ended                  1997              1997            1997             1997
                                      -------------    -------------    --------------   --------------

         Operating revenues            $16,446,066      $16,170,687      $16,676,100      $17,095,724
         Operating income (loss)         1,747,899       (6,733,432)       1,516,502        1,653,152
         Net income (loss) before
          income tax                     1,484,483       (6,991,319)       1,364,856        1,696,621
         Pro forma net income (loss)       909,263       (5,253,990)       2,445,963        1,103,016
         Pro forma net income
          (loss) per share - basic         0.14             (0.79)           0.28             0.11


                                        March 31,         June 30,      September 30,     December 31,

           Quarter Ended                  1996              1996            1996             1996
                                      -------------    -------------    --------------   --------------

         Operating revenues            $14,568,079      $14,273,906      $16,288,019      $18,018,214
         Operating income (loss)           965,751         (187,342)       1,330,870        2,315,228
         Net income (loss) before
          income tax                       709,769         (313,216)       1,044,586        1,968,816
         Pro forma net income (loss)       442,821         (199,468)         635,904        1,193,675
         Pro forma net income
          (loss) per share - basic         0.07             (0.03)           0.10             0.18


   15.  SUBSEQUENT EVENT (UNAUDITED)

        In January 1998, the Company's Board of Directors authorized and granted an additional 130,000 non-qualified options to executives under the Company's Incentive Stock Plan. The exercise price is $10 per share and vest equally over a period of five years.

        In March 1998, the Company's Board of Directors authorized an Employee Stock Purchase Plan that allows employees to invest up to 10% of their base compensation through payroll deductions. The purchase price will be 15% less than the fair market value on the last day of the purchase period.

                                    * * * * * *

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED DECEMBER 31, 1997

                        BALANCE AT          CHARGED TO                              BALANCE AT
                        BEGINNING           COSTS AND          DEDUCTIONS           END
                        OF YEAR             EXPENSES          (CHARGEOFFS)          OF YEAR

   Allowance 1995       $1,125,285          $158,995           $(628,840)             655,440

             1996         655,440            673,699            (423,558)             905,581

             1997         905,581            381,691            (121,398)           1,165,874

   Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not Applicable


                                  PART III

   Incorporated by Reference

      The information called for by Item 10 -- "Directors and Executive Officers of the Registrant", Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" and
   Item 13 -- "Certain Relationships and Related Transactions" is incorporated herein by this reference to the Company's definitive proxy statement for its annual meeting of stockholders scheduled to be held in May 1998, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                 PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Documents Filed as Part of this Report

                                                            Page
   1. Financial Statements:

        Independent Auditors' Report .................       15
        Balance Sheets ...............................       16
        Statements of Operations .....................       17
        Statements of Changes in Common Stockholders'
          Equity .....................................       18
        (Deficit).....................................       18
        Statements of Cash Flows .....................       19
        Notes to Financial Statements ................       20

   2. Financial Statement Schedules:

        II - Valuation And Qualifying Accounts
               Three Years Ended December 31, 1997

      All other financial statement schedules have been omitted either because they are not applicable or because the information that would be included in such schedules is included elsewhere in the financial statements or notes thereto.

   3  Exhibits.

   EXHIBIT
   NUMBER            DESCRIPTION OF EXHIBITS


   *3.1       --     Form of Amended and Restated Certificate of Incorporation
                     of the Registrant

   *3.2       --     Form of Amended and Restated Bylaws of the Registrant

   *4.1       --     See Exhibits 3A and 3B for provisions of the Certificate
                     of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

   #*10.1     --     Form of Indemnification Agreement with Directors and
                     Executive Officers

   *10.2      --     Bareboat Charter Party dated February 1992

   *10.2.1    --     Amendment to Bareboat Charter Party dated December 31,
                     1994

   *10.2.2    --     Second Amendment to Bareboat Charter Party dated October
                     1995

   *10.2.3    --     Third Amendment to Bareboat Charter Party dated March 1,
                     1997

   *10.2.4    --     Form of Fourth Amendment to Bareboat Charter Party

   **10.2.5   --     Fourth Amendment to Bareboat Charter Party dated June
                     30, 1997

   *10.3      --     Promissory Note dated January 1, 1997 payable to
                     Kadampanattu Corp. in the principal amount of $4,569,131

   *10.4      --     Construction and Term Loan Agreement dated as of October
                     13, 1995 between the Registrant, Kadampanattu Corp. and
                     The First National Bank of Boston, as Agent

   *10.4.1    --     First Amendment to Construction and Term Loan Agreement
                     dated as of May 9, 1996

   *10.4.2    --     Second Amendment to Construction and Term Loan Agreement
                     dated as of July 10, 1996

   *10.4.3    --     Third Amendment to Construction and Term Loan Agreement
                     and Consent and Limited Waiver dated as of January 1,
                     1997

   *10.5      --     Chattel Mortgage Line of Credit Agreement dated as of
                     February 28, 1997

   *10.6      --     Vessel Construction Contract dated as of December 30,
                     1996 between Coastal Ship, Inc. and Halter Marine, Inc.

   *10.6.1    --     Assignment of Vessel Construction Contract dated
                     March 24, 1997 between Coastal Ship, Inc. and the
                     Registrant

   *10.6.2    --     Amendment No. 1 to Vessel Construction Contract dated as
                     of April 1997

   *10.7      --     Real Estate Promissory Note dated April 18, 1996 between
                     the Registrant and First Union National Bank of Florida

   *10.8      --     Commitment to Guarantee Obligations

   *10.8.1    --     Trust Indenture

   *10.8.2    --     United States Government Ship Financing Bond, 1997 Series
                     in the amount of $10,515,000

   *10.8.3    --     Title XI Reserve Fund and Financial Agreement

   *10.9      --     Agreement and Lease dated as of August 1, 1991 between
                     the Registrant and the Jacksonville Port Authority

   *10.9.1    --     Amendment #5 to Exhibit B, Schedule of Fees and Charges

   #*10.11    --     Incentive Stock Plan

   #*10.11.1  --     Form of Stock Option Award Agreement

   ***10.12   --     Trailer Bridge, Inc. Employee Stock Purchase Plan

   ***27.1    --     Financial Data Schedule


   * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-28221) which became effective on July 23, 1997.

   ** Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

   ***   Filed herewith

   #     Management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this 31st day of March 1997.

                                  TRAILER BRIDGE, INC.


                                  By:  /s/ John D. McCown
                                      John D. McCown
                                      Chairman of the Board and Chief
                                        Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                      TITLE                    DATE
          ---------                      -----                    ----

      /s/ John D. McCown       Chairman of the Board and
      John D. McCown           Chief Executive Officer
                               and Director (Principal
                               Executive Officer)              March 31, 1998

      /s/ Mark A. Tanner       Vice President --
      Mark A. Tanner           Administration and Chief
                               Financial Officer
                               (Principal Financial and
                               Accounting Officer)             March 31, 1998

      /s/ Malcom P. McLean     Director
      Malcom P. McLean                                         March 31, 1998

      /s/ Kenneth G. Younger   Director
      Kenneth G. Younger                                       March 31, 1998

      /s/ Artis E. James       Director
      Artis E. James                                           March 31, 1998

                                EXHIBIT INDEX

                    (Exhibits being filed with this Form 10-K)

   *3.1       --     Form of Amended and Restated Certificate of Incorporation
                     of the Registrant

   *3.2       --     Form of Amended and Restated Bylaws of the Registrant

   *4.1       --     See Exhibits 3A and 3B for provisions of the Certificate
                     of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

   #*10.1     --     Form of Indemnification Agreement with Directors and
                     Executive Officers

   *10.2      --     Bareboat Charter Party dated February 1992

   *10.2.1    --     Amendment to Bareboat Charter Party dated December 31,
                     1994

   *10.2.2    --     Second Amendment to Bareboat Charter Party dated October
                     1995

   *10.2.3    --     Third Amendment to Bareboat Charter Party dated March 1,
                     1997

   *10.2.4    --     Form of Fourth Amendment to Bareboat Charter Party

   **10.2.5   --     Fourth Amendment to Bareboat Charter Party dated June
                     30, 1997

   *10.3      --     Promissory Note dated January 1, 1997 payable to
                     Kadampanattu Corp. in the principal amount of $4,569,131

   *10.4      --     Construction and Term Loan Agreement dated as of October
                     13, 1995 between the Registrant, Kadampanattu Corp. and
                     The First National Bank of Boston, as Agent

   *10.4.1    --     First Amendment to Construction and Term Loan Agreement
                     dated as of May 9, 1996

   *10.4.2    --     Second Amendment to Construction and Term Loan Agreement
                     dated as of July 10, 1996

   *10.4.3    --     Third Amendment to Construction and Term Loan Agreement
                     and Consent and Limited Waiver dated as of January 1,
                     1997

   *10.5      --     Chattel Mortgage Line of Credit Agreement dated as of
                     February 28, 1997

   *10.6      --     Vessel Construction Contract dated as of December 30,
                     1996 between Coastal Ship, Inc. and Halter Marine, Inc.

   *10.6.1    --     Assignment of Vessel Construction Contract dated
                     March 24, 1997 between Coastal Ship, Inc. and the
                     Registrant

   *10.6.2    --     Amendment No. 1 to Vessel Construction Contract dated as
                     of April 1997

   *10.7      --     Real Estate Promissory Note dated April 18, 1996 between
                     the Registrant and First Union National Bank of Florida

   *10.8      --     Commitment to Guarantee Obligations

   *10.8.1    --     Trust Indenture

   *10.8.2    --     United States Government Ship Financing Bond, 1997 Series
                     in the amount of $10,515,000

   *10.8.3    --     Title XI Reserve Fund and Financial Agreement

   *10.9      --     Agreement and Lease dated as of August 1, 1991 between
                     the Registrant and the Jacksonville Port Authority

   *10.9.1    --     Amendment #5 to Exhibit B, Schedule of Fees and Charges

   #*10.11    --     Incentive Stock Plan

   #*10.11.1  --     Form of Stock Option Award Agreement

   ***10.12   --     Trailer Bridge, Inc. Employee Stock Purchase Plan

   ***27.1    --     Financial Data Schedule


   * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-28221) which became effective on July 23, 1997.

   ** Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

   ***   Filed herewith

   #     Management contract or compensatory plan or arrangement.