Form 10-Q
period 1998-03-31
TRAILER BRIDGE INC
filed 1998-05-15
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For the quarter ended                               Commission file number
   March 31, 1998                                                 0-22837


                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



   DELAWARE                                                        13-3617986
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


   10405 New Berlin Road E.
   Jacksonville, FL                32226                       (904) 751-7100
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

        Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

        These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1997 that appear in the Company's 1997 Form 10-K.


   Statements of Operations for the
        Three Month Period Ended March 31, 1998 and 1997               Page 3

   Condensed Balance Sheets as of
        March 31, 1998 and December 31, 1997                           Page 4

   Statements of Cash Flows for the
        Three Months Ended March 31, 1998 and 1997                     Page 5

   Notes to Financial Statements as of
        March 31, 1998                                                 Page 6

                               TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS


                                                          Three Months
                                                         Ended March 31,
                                                 -------------------------------
                                                     1998             1997
                                                     ----             ----

    OPERATING REVENUES .....................      $16,347,403      $16,446,066
    OPERATING EXPENSES:
       Salaries wages, and benefits.........        3,893,442        3,404,267
       Rent and purchased transportation:
          Related Party ....................        1,809,000        1,890,000
          Other ............................        3,292,370        2,320,837
       Fuel ................................        1,338,712        1,557,433
       Operating and maintenance (exclusive
          of Depreciation shown separately
          below)............................        3,242,406        3,205,616
       Taxes and licenses ..................          131,197          156,237
       Insurance and claims ................          499,987          521,612
       Communications and utilities ........          142,107          134,448
       Depreciation and amortization .......          734,321          689,016
       Other operating expenses ............          977,819          818,701
                                                   ----------       ----------
                                                   16,061,361       14,698,167
                                                   ----------       ----------
    OPERATING INCOME .......................          286,042        1,747,899
    NONOPERATING INCOME (EXPENSE):
       Interest expense, net:
          Related Party ....................                           (91,400)
          Other ............................         (185,597)        (172,016)
       Gain (loss) on sale of equipment, net           28,510
                                                   ----------       ----------
                                                     (157,087)        (263,416)
                                                   ----------       ----------

    INCOME BEFORE  PROVISION AND
       PRO FORMA PROVISION FOR
         INCOME TAXES .....................           128,955        1,484,483
    PROVISION FOR INCOME TAXES ............           (59,799)         (29,690)
                                                   ----------       ----------
    NET INCOME BEFORE PRO FORMA
       PROVISION FOR INCOME TAXES..........            69,156        1,454,793
    PRO FORMA PROVISION
       FOR INCOME TAXES (Note 2) ..........                           (545,530)
                                                   ----------       ----------
    PRO FORMA NET INCOME (Note 2) .........       $    69,156      $   909,263
                                                   ==========       ==========

    PRO FORMA NET INCOME PER
       SHARE (Note 2) ......................      $      0.01      $      0.14
                                                   ==========       ==========
    PRO FORMA WEIGHTED AVERAGE
       SHARES OUTSTANDING ..................        9,777,500        6,672,500
                                                   ==========       ==========

                                TRAILER BRIDGE, INC.
                                  BALANCE SHEETS
                                    (Unaudited)

                                                               March 31,         December 31,
                                                                 1998               1997
                                                               ---------         ------------

                        ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents ........................        $ 6,552,238        $14,277,445
     Trade receivables, less allowance for doubtful
       accounts of $1,063,210 and $1,165,874                     8,620,971          7,888,939
     Prepaid expenses..................................            489,964            764,975
                                                                ----------         ----------
             Total current assets .....................         15,663,173         22,931,359
                                                                ----------         ----------
   PROPERTY AND EQUIPMENT, net ........................         41,738,130         30,282,611
   GOODWILL, less accumulated
     amortization of $276,238 and $264,543 ............            892,705            904,399
   RESTRICTED CASH AND INVESTMENTS.....................         16,821,763         20,283,047
   OTHER ASSETS .......................................          2,121,063          2,493,041
                                                                ----------         ----------
         TOTAL ASSETS .................................        $77,236,834        $76,894,457
                                                                ==========         ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable .................................        $ 3,340,637        $ 2,137,251
     Other accrued liabilities ........................          2,351,668          3,398,858
     Current portion of notes payable .................          3,704,882          3,156,142
     Current portion of capital lease obligation ......             40,168             35,908
     Unearned revenue .................................            275,618            163,084
     Due to affiliate .................................             40,200             60,300
                                                                ----------         ----------
             Total current liabilities ................          9,753,173          8,951,543
   NOTES PAYABLE, less current portion ................         33,445,915         33,960,518
   CAPITAL LEASE OBLIGATIONS, less
     current portion ..................................            108,633            122,439
                                                                ----------         ----------
             TOTAL LIABILITIES ........................         43,307,721         43,034,500
                                                                ----------         ----------
   STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, authorized
      1,000,000 shares; no shares issued or
      outstanding......................................
     Common stock, $.01 par value, authorized
      20,000,000 shares; 9,777,500 shares issued and
      outstanding in 1998 and 9,777,500 in 1997 .......             97,775             97,775
     Additional paid-in capital .......................         37,982,818         37,982,818
     Retained earnings ................................         (4,151,480)        (4,220,636)
                                                                ----------         ----------
              Total stockholders' equity ..............         33,929,113         33,859,957
                                                                ----------         ----------
              TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY ...................        $77,236,834        $76,894,457
                                                                ==========         ==========

                                 TRAILER BRIDGE, INC.
                               Statements of Cash Flows
              For the Quarters Ending March 31, 1998 and March 31, 1997


                                                                March 31,          March 31,
                                                                  1998               1997
                                                                ---------          ---------
   OPERATING ACTIVITIES:
   Net Income .........................................        $     69,156        $ 1,454,793
   Adjustments to reconcile net income to net cash.....
     Provided by operating activities:
     Depreciation and amortization ....................             734,321            689,016
     Provision for doubtful accounts ..................            (183,629)           120,413
     Deferred income taxes ............................             387,683                  0
     Gain on the sale of fixed assets..................             (28,510)                 0
       (Increase)/ decrease in accounts receivable.....            (548,403)           (66,976)
       Decrease in prepaid expenses....................             275,011            621,968
       Increase/ (decrease) in accounts payable........           1,203,386           (622,359)
       (Decrease)/ increase in other liabilities.......          (1,047,191)           590,532
       Increase in unearned revenue ...................             112,534             76,254
                                                                -----------         ----------
         Net cash provided by operating activites......             974,358          2,863,641
                                                                -----------         ----------
   INVESTING ACTIVITIES:
     (Decrease)/ increase in due to affiliate..........             (20,100)         1,225,172
     Purchases and construction of property and
       equipment.......................................         (12,319,010)        (2,514,053)
     Proceeds from sale of equipment...................             182,650                  0
     Decrease in deposits/other........................             172,338             60,312
     Decrease for restricted cash and investments......           3,461,284                  0
                                                                -----------         ----------
         Net cash used in investing activities.........          (8,522,838)        (1,228,569)
                                                                -----------         ----------
   FINANCING ACTIVITIES:
     Proceeds from borrowing on notes payable..........             841,745          1,134,018
     Principal payments on notes payable...............            (807,607)          (981,856)
     Debt issue costs (intangible increases)...........            (201,320)                 0
     Dividends.........................................                   0         (1,185,750)
     Principal payments under capital lease obligations              (9,546)           (14,199)
                                                                -----------         ----------
          Net cash used in financing activities........            (176,728)        (1,047,787)

   Net (decrease) increase in cash and cash equivalents          (7,725,208)           587,285
   Cash and cash equivalents at the beginning of
     the period........................................          14,277,445          1,658,921

   Cash and cash Equivalents at the end of the period..        $  6,552,237        $ 2,246,206
                                                                ===========         ==========
   SUPPLEMENTAL CASH FLOW INFORMATION AND
    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Amounts paid for state income taxes................        $    107,375        $         0
                                                                ===========         ==========
    Amounts paid for interest..........................        $    928,352        $   283,620
                                                                ===========         ==========

                              TRAILER BRIDGE, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


   1.  BASIS OF PRESENTATION

        The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 1997 that appear in the Form 10-K.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


   RESULTS OF OPERATIONS:

   Three Months Ended March 31, 1998 and 1997
   ------------------------------------------

        Operating revenues decreased $98,663, or 0.6%, to $16.3 million during the three months ended March 31, 1998 from $16.4 million during the year earlier period. This decrease was due to a $203,137 (1.3%) decrease in Puerto Rico revenue to $15.2 million, partially offset by a $104,747 (9.8%) increase in non-Puerto Rico revenue. Core trailer revenue to Puerto Rico increased $649,679 (8.6%) and revenue from shipper owned or leased equipment increased $369,707 (41.1%) compared to the year earlier period but was offset by a $859,856 (19.5%) decrease in car and other vehicle revenue and a decrease of $331,760 (13.9%) in trailer revenue from Puerto Rico compared to the year earlier period.

        Core trailer volume to Puerto Rico increased by 16.7% while total car and other vehicle volume was down 20.9% compared to the year earlier period. The reduction in total car and other vehicle volume consisted of a 41.5% decrease in used car volume, partially offset by an increase of 10.6% in new car volume. Trailer volume from Puerto Rico increased by 6.5% from the year earlier period, however related revenue decreased due to continued rate pressure on the limited volumes moving inbound from Puerto Rico.

        Operating expenses increased $1.4 million for the three months ended march 31, 1998, from the year earlier period primarily as a result of an increase in rent and purchased transportation of $890,533 and an increase of $489,175 in salaries, wages and benefits partially offset by a decrease in fuel costs of $218,721.

        The Company's operating income decreased $1.5 million (83.6%) to $286,042 compared $1.7 million compared to the same period last year. This resulted from total revenue which was flat while incurring approximately $900,000 in fixed marine costs related to the operation of the first new Triplestack Box Carrier during most of the quarter. The continuing weakness in used car volume and increasing competitive pressures on overall freight rates were also contributing factors. The Company's operating ratio declined to 98.3% during the three months ended March 31, 1998 from 89.4% during the year earlier period.

        Net interest expense decreased $77,819 (29.5%) compared to the year earlier period as a result of increased interest income from temporary investments. The Company recorded a $28,510 gain on sales of older trailer equipment.

        Income before taxes for the three months ended March 31, 1998 decreased $1.4 million (91.3%) to $128,955 from the year earlier period. After income taxes net income was $69,156 or $.01 per share compared to pro forma net income of $909,263 or $.14 per share for the year earlier period.


        LIQUIDITY AND CAPITAL RESOURCES.

        At March 31, 1998 cash amounted to $6.6 million, working capital was $5.9 million, and stockholders' equity amounted to $33.9 million. Net cash provided by operating activities was $1.0 million in the three months ended March 31, 1998 compared to $2.9 million in the year earlier period. The Company's operating cash flow of $1.0 million in the three months ended March 31, 1998 reflects $734,321 of depreciation. Net cash used in investing activities of $8.5 million in three month period ending March 31, 1998 is primarily related to capital expenditures.

        Net cash used by financing activities of $176,728 in the three months ended March 31, 1998 reflects $807,607 in principal payments on notes payable and $201,320 in debt issuance costs, partially offset by $841,745 in proceeds from notes payable.


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

        The following table summarizes the number of shares of Common Stock and aggregate offering price of the shares registered for the account of the Company and the amount and aggregate offering price sold:

                         For the account of the Company

                       Aggregate Offering Price                    Aggregate Offering Price
   Amount registered     of amount registered      Amount Sold         of amount sold
   -----------------   ------------------------    -----------     ------------------------

      3,105,000              $31,050,000            3,105,000            $31,050,000


        The following table summarizes the gross proceeds to the Company, the expenses incurred for the Company's account, and the net proceeds to the Company in connection with the issuance and distribution of Common Stock by the Company in the Offering:

   Gross proceeds:                                  $31,050,000
     Underwriting discounts and commissions:        $ 2,173,500
     Finders' fees:                                 $         0
     Expenses paid to or for underwriters:          $         0
     Other expenses:                                $   385,525

   Total expenses:                                  $ 2,558,025

        The following table summarizes the amounts of net Offering proceeds to the Company used for the purposes listed through the date of this report:

   Use of Proceeds                         Amount

   Funding S Corporation Dividend          $  6,000,000
   Purchase of machinery and equipment:    $ 11,562,538
   Repayment of indebtedness               $  4,825,227
   Down payment on new vessels             $  2,416,984
   Working Capital/Temporary investments   $  3,686,537

   Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   Exhibit                                        Page Number or Incorporated
   Number           Description                         by Reference to
   -------          -----------                   ---------------------------

   27.1          Financial Data Schedule          Page 11 of sequentially
                  for quarter ended               numbered pages
                  March 31, 1998

   27.2          Restated Financial Data          Page 12 of sequentially
                   Schedule for quarter           numbered pages
                   ended March 31, 1997

   (b)  Reports on Form 8-K - None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      TRAILER BRIDGE, INC.


   Date: May 15, 1998                 By:  /s/ John D. McCown
                                           John D. McCown
                                           Chairman and Chief
                                           Executive Officer


   Date: May 15, 1998                 By:  /s/ Mark A. Tanner
                                           Mark A. Tanner
                                           Vice President of Administration
                                           and Chief Financial Officer