Form 10-Q
period 1998-06-30
TRAILER BRIDGE INC
filed 1998-08-14
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For the quarter ended                               Commission file number
   June 30, 1998                                                      0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



   DELAWARE                                                        13-3617986
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)


   10405 New Berlin Road E.
   Jacksonville, FL                      32226                (904) 751-7100
   (address of principal              (Zip Code)               (Registrant's
   executive offices)                                      telephone number)

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


                                     YES [X]    NO [  ]

        As of June 30, 1998, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

        Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

        These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1997 that appear in the Company's report on Form 10K.


   Statements of Operations for the
        Three and Six Month Periods Ended
        June 30, 1998 and 1997 (unaudited)                             Page 3

   Balance Sheets as of
        June 30, 1998 and December 31, 1997 (unaudited)                Page 4

   Statements of Cash Flows for the
        Six Months Ended June 30, 1998 and 1997 (unaudited)            Page 5

   Notes to Financial Statements as of
        June 30, 1998                                                  Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months                   Six Months
                                                      Ended June 30,               Ended June 30,
                                              -----------------------------   ----------------------------
                                                   1998            1997           1998            1997
                                              ------------    -------------   ------------    ------------


    OPERATING REVENUES .....................  $ 18,408,322    $ 16,170,687    $ 34,755,725    $ 32,616,753
    OPERATING EXPENSES:
       Salaries wages, and benefits ........     3,931,179      12,089,167       7,824,621      15,493,434
       Rent and purchased transportation:
          Related Party ....................     1,829,100       1,911,000       3,638,100       3,801,000
          Other ............................     4,276,614       2,370,451       7,568,984       4,691,288
       Fuel ................................     1,381,577       1,375,321       2,720,289       2,932,754
       Operating and maintenance
          (exclusive of depreciation shown
          separately below) ................     3,957,817       3,022,278       7,200,223       6,227,894
       Taxes and licenses ..................       116,885          75,690         248,082         231,927
       Insurance and claims ................       409,253         412,967         909,240         934,579
       Communications and utilities ........       212,359         135,999         354,466         270,447
       Depreciation and amortization .......       891,088         659,551       1,625,409       1,348,567
       Other operating expenses ............       991,578         851,693       1,969,397       1,670,394
                                               -----------     -----------     -----------     -----------
                                                17,997,450      22,904,117      34,058,811      37,602,284
                                               -----------     -----------     -----------     -----------
    OPERATING INCOME (LOSS).................       410,872      (6,733,430)        696,914      (4,985,531)
    NONOPERATING INCOME
       (EXPENSE):
       Interest expense, net:
          Related Party ....................             -         (94,266)              -        (185,666)
          Other ............................      (203,100)       (165,299)       (388,697)       (337,315)
       Gain on sale of equipment,
          net ..............................       100,455           1,676         128,965           1,676
                                               -----------     -----------     -----------     -----------
                                                  (102,645)       (257,889)       (259,732)       (521,305)
                                               -----------     -----------     -----------     -----------

    INCOME (LOSS) BEFORE PROVISION AND
       PRO FORMA PROVISION FOR
       INCOME TAXES ........................       308,227      (6,991,319)        437,182      (5,506,836)
    PROVISION FOR INCOME TAXES .............      (159,129)        (31,245)       (218,928)        (60,935)
                                               -----------     -----------     -----------     -----------

    NET INCOME (LOSS) BEFORE PRO FORMA
       PROVISION FOR INCOME TAXES...........       149,098      (7,022,564)        218,254      (5,567,771)
    PRO FORMA BENEFIT FOR
       INCOME TAXES (Note 2) ...............             -       1,768,574               -       1,223,044
                                               -----------     -----------     -----------     -----------
    PRO FORMA NET INCOME (LOSS)
       (Note 2).............................  $    149,098    $ (5,253,990)   $    218,254    $ (4,344,727)
                                               ===========     ===========     ===========     ===========
    PRO FORMA NET INCOME (LOSS) PER
       SHARE (Note 2) ......................  $       0.02    $      (0.79)   $       0.02    $      (0.65)
                                               ===========     ===========     ===========     ===========

    PRO FORMA WEIGHTED AVERAGE
       SHARES OUTSTANDING ..................     9,777,500       6,672,500       9,777,500       6,672,500
                                               ===========     ===========     ===========     ===========

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                June 30,           December 31,
                                                                  1998                1997
                                                             -------------        --------------
   ASSETS
   Current Assets:
     Cash and cash equivalents                               $   4,189,911        $   14,277,445
     Trade receivables, less  allowance for doubtful
        accounts of $773,891 and $1,165,874                      8,741,376             7,852,992
     Other receivables                                             493,431                35,947
     Prepaid expenses                                            1,193,763               764,975
                                                              ------------         -------------
        Total current assets                                    14,618,481            22,931,359

   Property and Equipment, net                                  50,863,497            30,282,611
   Goodwill, less accumulated amortization of
     $287,932 and $264,543                                         881,010               904,399
   Restricted Cash and Investments                               8,841,876            20,283,047
   Other Assets                                                  2,290,434             2,493,041
                                                              ------------         -------------
   TOTAL ASSETS                                                 77,495,298            76,894,457
                                                              ============         =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                                            3,260,821             2,137,251
     Other accrued liabilities                                   2,484,665             3,398,858
     Current portion of notes payable                            3,943,504             3,156,142
     Current portion of capital lease obligations                   41,066                35,908
     Unearned revenue                                              125,861               163,084
     Due to affiliate                                               40,200                60,300
                                                              ------------         -------------
        Total current liabilities                                9,896,117             8,951,543

   Notes Payable, less current portion                          33,422,956            33,960,518
   Capital Lease Obligations, less current portion                  98,014               122,439
                                                              ------------         -------------
   TOTAL LIABILITIES                                            43,417,087            43,034,500
                                                              ------------         -------------

   Commitments

   Stockholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares
        authorized; no shares issued or outstanding                      -                     -
     Common stock, $.01 par value, 20,000,000 shares
        authorized; 9,777,500 shares issued and
        outstanding in 1998 and 1997                                97,775                97,775
     Additional paid-in capital                                 37,982,818            37,982,818
     Accumulated deficit in earnings                            (4,002,382)           (4,220,636)
                                                              ------------         -------------
        Total stockholders' equity                              34,078,211            33,859,957
                                                              ------------         -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   77,495,298            76,894,457
                                                              ============         =============

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 1998 and June 30, 1997
                                   (Unaudited)

                                                            June 30,           June 30,
                                                              1998               1997
                                                          ------------       ------------
   Operating activities:
      Net income (loss)                                  $    218,254        $ (5,567,771)
      Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
           Depreciation and amortization                    1,625,409           1,348,567
           Provision for doubtful accounts                    192,346             234,493
           Deferred income taxes                              253,402                   0
           Noncash compensation                                     0           8,528,670
           Gain on sale of fixed assets                      (128,645)             (1,676)
           Decrease (increase) in:
             Trade receivables                             (1,080,730)            507,656
             Other receivables                               (457,484)                  0
             Prepaid expenses                                (428,788)            198,554
           Increase (decrease) in:
             Accounts payable                               1,123,570              40,744
             Accrued liabilities                             (914,193)                470
             Due to (from) affiliate                          (20,100)                  0
             Unearned revenue                                 (37,223)           (107,582)
                                                          -----------         -----------
                Net cash provided by operating
                  activities                                  345,818           5,182,125
                                                          -----------         -----------
   Investing activities:
      Decrease in due to affiliate                                  0           1,697,011
      Purchases & construction of property,
        plant & equipment                                 (22,813,819)         (6,486,180)
      Proceeds from sale of equipment                         783,890               9,616
      Decrease (increase) in deposits/other                   133,959          (8,589,345)
      Decrease for restricted cash and investments         11,441,171                   0
                                                          -----------         -----------
           Net cash used in investing activities          (10,454,799)        (13,368,898)
                                                          -----------         -----------

   Financing activities:
      Proceeds from borrowing on notes payable              1,746,591          12,523,622
      Principal payments on notes payable                  (1,496,791)         (2,053,062)
      Debt issue costs                                       (209,086)                  0
      Dividends                                                     0          (1,185,750)
      Principal payments under capital lease
        obligations                                           (19,267)            (22,978)
                                                          -----------         -----------
             Net cash provided by financing
                activities                                     21,447           9,261,832
                                                          -----------         -----------

      Net (decrease) increase in cash and cash
         equivalants                                      (10,087,534)          1,075,059
      Cash and Cash Equivalents, beginning
         of the period                                     14,277,445           1,658,921
                                                          -----------         -----------

      Cash and Cash Equivalents, end of
         the period                                         4,189,911           2,733,980
                                                          ===========         ===========
   Supplemental cash flow information and
     noncash investing and financing activities:
           Unrecognized loss from like-kind
             exchange transactions                            610,041                   0

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


   RESULTS OF OPERATIONS:

   Three Months Ended June 30, 1998 and 1997
   -----------------------------------------

        The Company had total revenue of $18,408,322 for the three months ended June 30, 1998, an increase of $2,237,635 or 13.8% compared to the three months ended June 30, 1997. Core trailer volume to Puerto Rico increased 29.2% compared to the year earlier period and total car and other vehicle volume was up 21.6% compared to the year earlier period. As a result, core trailer revenue to Puerto Rico increased $1,559,341 or 19.5% compared to the year earlier period and car and other vehicle revenue increased $692,766 or 20.8% compared to the year earlier period. Revenue from shipper owned or leased equipment moving to Puerto Rico increased $183,380 or 17.0% primarily due to an increase in flatbed
   volume.   While trailer volume from Puerto Rico increased 22.1%, related revenue increased only $170,120 or 7.8% compared to the year earlier period due to continued rate pressure on the limited volumes moving inbound from Puerto Rico. Non-Puerto Rico revenue of $1,080,454 represented a decrease of 24.2% from the year earlier period as available tractor capacity was utilized more in Puerto Rico traffic lanes.

        For the three month period ending June 30, 1998 operating income was $410,872, a decrease of $1,384,368 or 77.1% from the $1,795,240 operating income before a non-recurring charge in the year earlier period. Operating income was lower primarily because, while total revenue was up 13.8%, the Company incurred additional costs related to the operation of 54% more vessel capacity during most of the period. In addition, the continuing competitive pressures on overall freight rates mitigated the favorable effect that would have otherwise resulted from the 32.2% and 22.1% increases in total trailer volume to and from Puerto Rico. As a result, The Company's operating ratio was 97.8% during the second quarter of 1998 compared to the 88.9% operating ratio during the year earlier
   period, exclusive of the non-recurring charge.   Net interest expense of
   $203,100 was down $56,465 or 21.8% compared to the year earlier period as a result of an increase in earnings from temporary investments and the capitalization of interest related to the construction of five new vessels. During the period, the Company also had a gain of $100,455 related to the sale of older trailer equipment.

        Income before income taxes for the three months ended June 30, 1998 was $308,227, a decrease of $1,229,124 or 80.0% from the year earlier period, exclusive of the non-recurring charge. After income taxes, net income for the three months ended June 30, 1998 was $149,098, or 84.0% below pro forma net income of $933,785, for the year earlier period, exclusive of the non-recurring charge, during which Trailer Bridge operated as an S Corporation. Net income per share was $.02 for the second quarter compared to $.14 for the year earlier period, exclusive of the non-recurring charge.

        For the three month period ending June 30, 1998 total volume to and from Puerto Rico including cars and other vehicles grew 27.1% compared to the year earlier period, roughly one-half the 54% increase in vessel capacity growth. Total Puerto Rico revenue only increased 17.8% over the year earlier period, implying a 7.5% reduction in the overall average yield on the Company's Puerto Rico business compared to the same period last year due to heightened rate activity in all segments.

   Six Months Ended June 30, 1998 and 1997
   ---------------------------------------

        Operating revenue increased $2.1 million or 6.6%, from $32.6 million for the six months ended June 30, 1997 to $34.8 million for the six months ended June 30, 1998. The increase was primarily due to increased trailer and new vehicle volume to Puerto Rico partially offset by lower rates.

        Salaries, wages and benefits increased $859,857 or 12.3%, from $6.9 million for the six months ended June 30, 1997, excluding a non-recurring compensation charge, to $7.8 million for the six months ended June 30, 1998. The increase was primarily due to an overall increase in healthcare expenses, increased administrative headcount and more company truck drivers.

        Rent and purchased transportation increased $2.7 million or 32.0%, from $8.5 million for the six months ended June 30, 1997 to $11.2 million for the six months ended June 30, 1998. The increase was primarily due to the increased tug charter hire required for the two additional vessels and to a lesser extent the increase in the number of partner carrier trucks employed to service the additional inland transportation requirements.

        Fuel expense decreased $212,465 or 7.2%, from $2.9 million for the six months ended June 30, 1997 to $2.7 million for the six months ended June 30, 1998. The decrease was directly related to lower fuel prices. Overall fuel consumption increased due to the additional tugs.

        Operating and maintenance expenses increased $1.0 million or 15.6%, from $6.2 million for the six months ended June 30, 1997 to $7.2 million for the six months ended June 30, 1998. The increase was primarily a result of the increased volume, mostly marine terminal related expense resulting from the increase to twice weekly Puerto Rico service.

        Taxes and licenses increased $16,155 or 7.0%, from $231,927 for the six months ended June 30, 1997 to $248,082 for the six months ended June 30, 1998. The increase relates to property taxes incurred during 1998 at the new facility completed in the third quarter of 1997.

        Insurance and claims expense decreased $25,339 or 2.7%, from $934,579 for the six months ended June 30, 1997 to $909,240 for the six months ended June 30, 1998. The decrease primarily relates to lower claim volume on used vehicles.

        Communications and utilities expense increased $84,019 or 31.1%, from $270,447 for the six months ended June 30, 1997 to $354,466 for the six months ended June 30, 1998. The increase relates to increased voice communication volume associated with increased headcount in addition to increased utilities associated with operating the new facility.

        Depreciation and amortization expense increased $276,842 or 20.5%, from $1.3 million for the six months ended June 30, 1997 to $1.6 million for the six months ended June 30, 1998. The increase relates to the two new vessels and related revenue equipment, primarily containers and chassis.

        Other operating expenses increased $299,003 or 17.9%, from $1.7 million for the six months ended June 30, 1997 to $2.0 million for the six months ended June 30, 1998. The increase relates to increased sales expenses and professional fees. The increase in professional fees is primarily related to Year 2000 compliance.

        Interest expense net of interest income decreased $134,284 or 25.7%, from $522,981 for the six months ended June 30, 1997 to $388,697 for the six months ended June 30, 1998. The decrease was a result of an increase in earnings from temporary investments and the capitalization of interest related to the construction of five new vessels.

        Trailer Bridge also had a gain of $128,965 related to the sale of older trailer equipment for the six months ended June 30, 1998.

   LIQUIDITY AND CAPITAL RESOURCES

        The Company's financial condition remained strong. At June 30, 1998, available cash amounted to $4.2 million, working capital was $4.7 million and stockholders equity was equal to $34.1 million.

        Net cash provided by operating activities was $345,818 for the first six months of 1998, compared with $5.1 million in 1997.

        Net cash used in investing activities was $10.4 million in 1998 and $13.4 million in 1997. The investment spending was primarily for the two new vessels and the related revenue equipment, primarily 53' containers and chassis.

        The vessels were funded primarily from Title XI financing and the revenue equipment was funded primarily from the remaining proceeds of the Company's IPO in 1997. On July 21, 1998, BankBoston approved a $25 million revolving credit/term loan facility that can be utilized for general corporate purposes.

        Management believes that cash flow from operations combined with the Company's borrowing capacity under it's revolving credit/term loan facility will be adequate to meet the Company's debt service requirements, fund continued growth, and meet working capital needs.

   YEAR 2000

        The Company developed a plan during 1997 to deal with the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's plan provides for the conversion efforts to be completed by the end of 1998. The total cost of the project is currently estimated to be $200,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of June 30, 1998, approximately $45,000 had been expensed since the project was initiated.

   FORWARD-LOOKING STATEMENTS

        This report may contain statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations.


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

                            For the account of the Company

                          Aggregate Offering                       Aggregate Offering
                                Price                                     Price
   Amount registered     of amount registered       Amount Sold      of amount sold
   -----------------     --------------------       -----------    ------------------

      3,105,000              $ 31,050,000            3,105,000        $31,050,000


        The following table summarizes the gross proceeds to the Company, the expenses incurred for the Company's account, and the net proceeds to the Company in connection with the issuance and distribution of Common Stock by the Company in the Offering:

   Gross proceeds:                              $ 31,050,000

   Underwriting discounts and commissions:      $  2,173,500
   Other expenses:                              $    385,525
                                                 -----------

   Total expenses:                              $  2,558,025
                                                 -----------
   Net proceeds                                 $ 28,490,975
                                                 ===========


        The following table summarizes the amounts of net Offering proceeds to the Company used for the purposes listed through the date of this report:

   Use of Proceeds                         Amount
   ---------------                         ------

   Funding S Corporation Dividend          $  6,000,000
   Purchase of machinery and equipment:    $ 12,595,363
   Repayment of indebtedness               $  4,825,227
   Down payment on new vessels             $  2,416,984
   Working Capital/Temporary investments   $  2,653,401


   Item 4.  Submission of Matters to a Vote of Security Holders

        The Company held its 1998 annual meeting of stockholders on May 20, 1998. The proposals submitted to a vote and the results of the vote are set forth below.

        1. Election of Directors. At the meeting, shareholders voted to re-elect the Board of Directors' nominees. The vote was as follows:

                                Shares Voted            Shares
          Nominee               For Nominee            Withheld
          -------               ------------           --------
      Artis E. James             9,527,427               9,400
      John D. McCown             9,523,027              13,800
      M.P. McLean                9,523,027              13,800
      Kenneth G. Younger         9,527,927               8,900


        2. Approval of Stock Purchase Plan. At the meeting, shareholders approved the Company's Employee Stock Purchase Plan (the "Plan"). A total of 9,517,264 shares were voted in favor of the Plan, 16,000 shares were voted against, and 3,563 shares abstained.


   Item 5. Other Information

        The deadline for submission of shareholders proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8") for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is December 24, 1998. After March 9, 1999, notice to the Company of a shareholder proposal submitted otherwise than pursuant to Rule14a-8 will be considered untimely, and the persons named in the proxies solicited by the Company's Board of Directors for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to any such proposal as to which the Company does not receive timely notice.

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


                                      TRAILER BRIDGE, INC.


   Date: August 14, 1998              By:   /s/ John D. McCown
                                           John D. McCown
                                           Chairman and Chief
                                           Executive Officer


   Date: August 14, 1998              By:   /s/ Mark A. Tanner
                                           Mark A. Tanner
                                           Vice President of Administration
                                           and Chief Financial Officer