Form 10-Q
period 1998-09-30
TRAILER BRIDGE INC
filed 1998-11-16
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
September 30, 1998                                                       0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                             13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                     32226                        (904) 751-7100
(address of principal             (Zip Code)     (Registrant's telephone number)
 executive offices)



                            -------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES [X] NO [ ]

           As of September 30, 1998, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

           Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

           These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1997 that appear in the Company's report on Form 10K.


Statements of Operations for the
           Three and Nine Month Periods Ended
             September 30, 1998 and 1997 (unaudited)                    Page 3

Balance Sheets as of
           September 30, 1998 and December 31, 1997
             (unaudited)                                                Page 4

Statements of Cash Flows for the
           Nine Months Ended September 30, 1998 and
             1997 (unaudited)                                           Page 5

Notes to Financial Statements as of
           September 30, 1998                                           Page 6


                                                              TRAILER BRIDGE, INC.
                                                            STATEMENTS OF OPERATIONS
                                                                   (Unaudited)

                                                       Three Months                   Nine Months
                                                   Ended September 30,            Ended September 30,
                                           -----------------------------   ----------------------------
                                               1998            1997            1998            1997
                                           ------------   --------------   -------------    -----------
OPERATING REVENUES ...................    $ 18,851,977    $ 16,676,100    $ 53,607,702    $ 49,292,853
OPERATING EXPENSES:
   Salaries wages, and benefits ......       4,149,018       3,692,541      11,973,639      19,185,975
   Rent and purchased transportation:
      Related Party ..................       1,249,200       1,870,170       4,887,300       5,671,170
      Other ..........................       5,121,110       2,611,011      12,690,094       7,302,299
   Fuel ..............................       1,361,319       1,333,504       4,081,608       4,266,258
   Operating and maintenance
      (exclusive of depreciation shown
      separately below) ..............       4,400,266       3,409,886      11,600,489       9,637,780
   Taxes and licenses ................          94,486         106,620         342,568         338,547
   Insurance and claims ..............         490,345         488,042       1,399,585       1,422,621
   Communications and utilities ......         210,467         161,639         564,933         432,086
   Depreciation and amortization .....         933,162         612,950       2,558,571       1,961,517
   Other operating expenses ..........       1,240,396         873,235       3,209,793       2,543,629
                                          ------------    ------------    ------------    ------------
                                            19,249,769      15,159,598      53,308,580      52,761,882
                                          ------------    ------------    ------------    ------------
OPERATING (LOSS) INCOME                       (397,792)      1,516,502         299,122      (3,469,029)
NONOPERATING INCOME
   (EXPENSE):
   Interest expense, net:
      Related Party ...................           --           (63,886)           --          (249,552)
      Other ...........................       (305,025)         (4,183)       (693,722)       (341,498)
   Gain (loss) on sale of equipment,
      net .............................         61,600         (83,577)        190,565         (81,901)
                                          ------------    ------------    ------------    ------------
                                              (243,425)       (151,646)       (503,157)       (672,951)
                                          ------------    ------------    ------------    ------------

(LOSS) INCOME BEFORE BENEFIT
   (PROVISION) FOR INCOME TAXES               (641,217)      1,364,856        (204,035)     (4,141,980)
BENEFIT (PROVISION) FOR INCOME TAXES ..        205,612       1,081,107         (13,316)      1,020,172
                                          ------------    ------------    ------------    ------------

NET (LOSS) INCOME BEFORE PRO FORMA
   PROVISION FOR INCOME TAXES                 (435,605)      2,445,963        (217,351)     (3,121,808)
PRO FORMA PROVISION FOR
   INCOME TAXES (Note 2) ...............            --              --             --         (358,389)
                                          ============    ============    ============    ============
PRO FORMA NET (LOSS) INCOME (Note 2) ...   $  (435,605)   $  2,445,963    $   (217,351)   $ (3,480,197)
                                          ============    ============    ============    ============

PRO FORMA NET (LOSS) INCOME PER
   SHARE (Note 2) ......................  $      (0.04)   $       0.28    $      (0.02)   $      (0.47)
                                          ============    ============    ============    ============

PRO FORMA WEIGHTED AVERAGE
   SHARES OUTSTANDING ...................    9,777,500       8,713,641       9,777,500       7,360,357
                                          ============    ============    ============    ============


                                                             TRAILER BRIDGE, INC.
                                                                 BALANCE SHEETS
                                                                   (Unaudited)

                                                         September 30,     December 31,
                                                              1998             1997
                                                        --------------   -------------
ASSETS
Current Assets:
      Cash and cash equivalents .......................   $  3,948,086    $ 14,277,445
      Trade receivables, less  allowance for doubtful
            accounts of $835,817 and $1,165,874 .......     10,859,810       7,852,992
      Other receivables ...............................        191,343          35,947
      Prepaid expenses ................................      1,266,188         764,975
      Due from related party ..........................        623,609
                                                          ------------    ------------
            Total current assets ......................     16,889,036      22,931,359

Property and Equipment, net ...........................     57,139,928      30,282,611
Goodwill, less accumulated amortization of
      $299,627 and $264,543 ...........................        869,315         904,399
Restricted Cash and Investments .......................      4,719,743      20,283,047
Other Assets ..........................................      2,493,053       2,493,041
                                                          ------------    ------------
TOTAL ASSETS ..........................................   $ 82,111,075    $ 76,894,457
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable ................................   $  1,966,868    $  2,137,251
      Other accrued liabilities .......................      3,827,152       3,398,858
      Current portion of notes payable ................      3,965,532       3,156,142
      Current portion of capital lease obligations ....         41,995          35,908
      Unearned revenue ................................        879,765         163,084
      Due to related party ............................         60,300          60,300
                                                          ------------    ------------
            Total current liabilities .................     10,741,612       8,951,543

Notes Payable, less current portion ...................     37,639,676      33,960,518
Capital Lease Obligations, less current portion .......         87,181         122,439
                                                          ------------    ------------
TOTAL LIABILITIES .....................................     48,468,469      43,034,500
                                                          ------------    ------------

Commitments

Stockholders' Equity:
      Preferred stock, $.01 par value, 1,000,000 shares
            authorized; no shares issued or outstanding           --              --
      Common stock, $.01 par value, 20,000,000 shares
            authorized; 9,777,500 shares issued and
            outstanding in 1998 and 1997 ..............         97,775          97,775
      Additional paid-in capital ......................     37,982,818      37,982,818
      Accumulated deficit in earnings .................     (4,437,987)     (4,220,636)

                                                          ------------    ------------
                                                          ------------    ------------
            Total stockholders' equity ................     33,642,606      33,859,957
                                                          ------------    ------------

                                                          ============    ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $ 82,111,075    $ 76,894,457


                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 1998 and September 30, 1997
                                   (Unaudited)

                                                                   September 30,     September 30,
                                                                       1998               1997
                                                                 --------------     -------------
Operating activities:
        Net loss                                                  $   (217,351)   $ (3,121,808)
        Adjustments to reconcile net loss to net cash
          provided by operating activities:
             Depreciation and amortization                           2,558,571       1,961,517
             Provision for doubtful accounts                           542,964         305,334
             Deferred income taxes                                      47,790      (1,107,967)
             Noncash compensation                                            0       8,528,670
             Gain (loss) on sale of fixed assets                      (190,565)         81,901
             Decrease (increase) in:
               Trade receivables                                    (3,549,782)        185,595
               Other receivables                                      (155,396)       (310,411)
               Prepaid expenses                                       (501,213)         60,433
             Increase (decrease) in:
               Accounts payable                                       (170,383)        411,168
               Accrued liabilities                                     428,294          61,205
               Due from affiliate                                     (623,609)              0
               Unearned revenue                                        716,681        (140,543)

                                                                  ------------    ------------
        Net cash (used) provided by operating activities            (1,113,999)      6,915,094
                                                                  ------------    ------------

Investing activities:
        Decrease in due to affiliate                                         0      (4,592,992)
        Purchases & construction of property, plant & equipment    (30,244,227)    (11,793,175)
        Proceeds from sale of equipment                              1,089,390          30,714
        Decrease (increase) in deposits/other                          127,246      (6,251,071)
        Decrease in restricted cash and investments                 15,563,304               0
                                                                  ------------    ------------
                  Net cash used in investing activities            (13,464,287)    (22,606,524)
                                                                  ------------    ------------

Financing activities:
        Proceeds from borrowing on notes payable                     7,246,591      12,523,622
        Proceeds from sale of common stock                                   0      28,494,974
        Principal payments on notes payable                         (2,758,043)     (2,904,307)
        Debt issue costs                                              (210,450)              0
        Dividends                                                            0      (7,185,750)
        Principal payments under capital lease obligations             (29,171)        (32,034)
                                                                  ------------    ------------
                  Net cash provided by financing activities          4,248,927      30,896,505
                                                                  ------------    ------------

        Net (decrease) increase in cash and cash equivalents       (10,329,359)     15,205,075
        Cash and Cash Equivalents, beginning of the period          14,277,445       1,658,921
                                                                  ------------    ------------

        Cash and Cash Equivalents, end of period                  $  3,948,086    $ 16,863,996
                                                                  ============    ============

Supplemental  cash  flow information and investing  and
  financing activities:
             Book value of like-kind exchanged assets             $    610,041

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



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

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended September 30, 1998 and 1997

           Total revenue of $18,851,977 for the three months ended September 30, 1998, increased $2,175,877 or 13.0% compared to the three months ended September 30, 1997. Based upon the deployment of two additional vessels throughout the entire period in 1998, Trailer Bridge had 54% more vessel capacity compared to the same period in 1997. Core trailer volume to Puerto Rico increased 27.0% compared to the year earlier period and total car and other vehicle volume was up 37.9% compared to the year earlier period. As a result, core trailer revenue to Puerto Rico increased $1,745,958 or 17.9% compared to the year earlier period and car and other vehicle revenue increased $667,951 or 26.0% compared to the year earlier period. Revenue from shipper owned or leased equipment moving to Puerto Rico increased $10,210 or 0.9%. Trailer volume from Puerto Rico increased 9.4% while related revenue decreased $31,530 or 1.8% compared to the year earlier period. Non-Puerto Rico revenue of $1,053,101 represented a decrease of 13.4% from the three months ended September 30, 1997.

          Operating loss for the three month period ending September 30, 1998 was $397,792, a decrease of $1,914,294 from the $1,516,502 operating income in the year earlier period. Operating income was lower compared to the year earlier period due to both reduced rate levels and reduced capacity utilization levels on the 54% higher vessel capacity offered. As a result, Trailer Bridge's operating ratio was 102.1% during the third quarter of 1998 compared to the 90.9% operating ratio during the year earlier period. Net interest expense of $305,025 was up $236,956 from the year earlier period which included significant interest income on short-term investments. During the three months ended September 30, 1998, Trailer Bridge also had a gain of $61,600 related to the sale of older trailer equipment.

          Operating expenses for the third quarter were reduced by a $600,000 non-recurring forgiveness of barge charterhire from Kadampanattu Corp. to Trailer Bridge in recognition of the impact of Hurricane Georges and in consideration of the efforts of Trailer Bridge to recover and repair the San Juan triple-deck ramp structure utilized by the two triple-deck barges. The ramp structure is owned by Kadampanattu Corp. and, in conjunction with its bareboat charter agreement relating to the two vessels, Trailer Bridge has unlimited use of the ramp structure during the term of the charter agreement. On September 21, the floating ramp structure became partially submerged due to the storm. Following an initial period of disruption and delay, Trailer Bridge developed alternative methods of discharging and re-loading the two roll-on, roll-off vessels and those vessels are now back on their weekly schedule. The $600,000 forgiveness of charterhire is slightly below the direct impact Trailer Bridge estimates the loss of use of the ramp structure due to Hurricane Georges had on its financial results during the third quarter. The three new Triplestack Box Carriers(TM) now deployed in Puerto Rico do not utilize the floating ramp structure and were not adversely affected by Hurricane Georges. Efforts are continuing to re-float the ramp structure but in the interim the cost related to discharging and re-loading the two roll-on, roll-off vessels using the alternative methods will be increased. The terms of the charter agreement did not obligate Kadampanattu Corp. to forgive the charterhire and Trailer Bridge does not expect that similar action will be taken in the future.

          Loss before income taxes for the three months ended September 30, 1998 was $641,217, a decrease of $2,006,073 from the $1,364,856 net income before income taxes in the year earlier period. After income taxes, net loss for the third quarter was $435,605, which was significantly below proforma net income of $2,445,963 after a non-recurring tax credit for the year earlier period during which Trailer Bridge operated as an S Corporation. Net loss per share was $.04 for the three months ended September 30, 1998 compared to net income per share of $.28 for the year earlier period.


Nine  Months Ended September 30, 1998 and 1997

           Total revenue for the nine months ended September 30, 1998 was $53,607,702, an increase of $4,314,849 or 8.8% compared to the year earlier period. Core trailer volume to Puerto Rico increased 26.2% compared to the year earlier period and total car and other vehicle volume was up 5.8% compared to the year earlier period. As a result, core trailer revenue to Puerto Rico increased $3,954,978 or 15.6% compared to the year earlier period and car and other vehicle revenue increased $500,856 or 4.9% compared to the year earlier period. Revenue from shipper owned or leased equipment moving to Puerto Rico increased $563,298 or 18.1%. Trailer volume from Puerto Rico increased 12.8% while related revenue decreased $187,381 or 3.0% compared to the year earlier period. Non-Puerto Rico revenue of $3,305,639 represented a decrease of 10.8% from the year earlier period of 1997.

           Operating income for the nine months ended was $299,122, a decrease of $4,760,519, from the $5,059,641 operating income in the year earlier period net of a non-recurring charge. Operating income was lower compared to the year earlier period due to both continued reduced rate levels and lower capacity utilization levels on the increased vessel capacity offered. As a result, Trailer Bridge's operating ratio was 99.4% during the nine months ended September 30, 1998 compared to the 89.7% operating ratio during the year earlier period. Net interest expense of $693,722 was up $102,672 from the year earlier period that included significant interest income on short-term investments. During the nine month period, Trailer Bridge also had a gain of $190,565 related to the sale of older trailer equipment.

           Loss before income taxes for the nine months ended September 30, 1998 $204,035, a decrease of $4,590,725, from the year earlier period, net of a non-recurring charge. After income taxes, net loss for the nine months was $217,351, which was significantly below proforma net income of $2,707,578 after a non-recurring tax credit for the year earlier period during which Trailer Bridge operated as an S Corporation. Net loss per share was $.02 for the nine months ended compared to net income per share of $.37 for the year earlier period, after non-recurring charge.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's financial condition remained strong at the end of the quarter. At September 30, 1998, available cash amounted to $3.9 million, working capital was $6.1 million and stockholders equity was equal to $33.6 million.

          Net cash used by operating activities was $1.1 million for the first nine months of 1998, compared with $6.9 million provided in 1997.

          Net cash used in investing  activities  was $13.5  million in 1998 and
22.6 million in 1997. The investment spending was primarily for the new TBC vessels and the related revenue equipment, primarily 53' containers and chassis.

          The vessels were funded primarily from Title XI financing and the revenue equipment was funded primarily from the remaining proceeds of the Company's IPO in 1997. The Company entered into a $25 million revolving credit/term loan facility that can be utilized for general corporate purposes. As of September 30, 1998 the amount available on the loan facility was $14.8 million.

          Management believes that cash flow from operations combined with the company's borrowing capacity under it's revolving credit/term loan facility will be adequate to meet the Company's debt service requirements, fund continued growth, and meet working capital needs.


YEAR 2000

          Management recognizes the potential effect Year 2000 may have on the Company's operations and, as a result, has implemented a Year 2000 Compliance Project. The term "Year 2000 compliant" means that the software, hardware, equipment, goods or systems utilized by, or material to the physical operations, business operations, or financial reporting of an entity will properly perform date sensitive functions before, during and after year 2000.

          The Company's Year 2000 Compliance Project includes an awareness phase, an assessment phase, an implementing phase, and a testing phase of our data processing network, accounting systems, computer and operating systems and software packages. The project includes surveying our major customers and suppliers. Total costs incurred to date associated with the Company's Year 2000 compliance project have been reflected in the Company's income statement throughout 1998, and were approximately $75,000.

          The Company's computer hardware, operating systems, dispatch applications, PC network and other desktop applications are Year 2000 compliant as certified by the various vendors and application consultants. Year 2000 compliance for general accounting applications will be implemented and tested during the fourth quarter of 1998. Based on initial testing, Management does not anticipate any Year 2000 issues that will materially impact on operations or operating results.

           The Company has surveyed its major suppliers to determine the extent to which the Company is vulnerable to third parties' failure to resolve their Year 2000 issues. The company will be able to more adequately assess its third party risk when responses are received from the majority of the entities contacted.

           Management believes its planning efforts are adequate to address the Year 2000 Issue and that its risk factors are primarily those that it cannot directly control, including the readiness of its major suppliers and customers. Failure on the part of these entities to become Year 2000 compliant could result in disruption in the Company's cash receipts and disbursements functions. There can be no guarantee, however, that the systems of unrelated entities upon which the Company's operations rely will be corrected on a timely basis and will not have a material adverse effect on the Company.

           The Company does not have a formal contingency plan or a timetable for implementing one. Contingency plans will be established, if they are deemed necessary, after the Company has adequately assessed the impact on operations should third parties fail to properly respond to their Year 2000 issues.



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





                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)        Exhibits

Exhibit                                          Page Number or Incorporated
Number               Description                 by Reference to
-------              -----------                 ---------------------------
27                   Financial Data Schedule     Page 12 of sequentially
                                                 numbered pages

(b)       Reports on Form 8-K - None

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                    TRAILER BRIDGE, INC.


Date: _11/16/98____                                 By:_/s/ John D. McCown_
                                                        John D. McCown
                                                        Chairman and Chief
                                                          Executive Officer


Date: _11/16/98____                                  By:_/s/ Mark A. Tanner
                                                         Mark A. Tanner
                                                         Vice President of
                                                         Administration
                                                         and Chief Financial
                                                         Officer