Form 10-K
period 1998-12-31
TRAILER BRIDGE INC
filed 1999-04-01
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998
                         Commission file number 0-15087


                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                13-3617986
    (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                    No.)

                10405 New Berlin Road E., Jacksonville, FL 32226
                               (904) 751-7100
        (Address and telephone number of Principal executive offices)

                            -------------------------


       Securities Registered Pursuant to section 12(b) of the Act: None

         Securities Registered Pursuant to section 12(g) of the Act:
                               $0.01 Par Value
                                Common Stock

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days. YES   X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of March 19, 1999 was $7,328,723 (based upon $2.42 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of March 31, 1999, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1999 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

                                     PART I

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

            Trailer Bridge increased its vessel capacity again in 1998 when it took delivery of four 403' long container carrying barges designed specifically for the Company's integrated truckload marine transportation system and bearing the Company's Triplestack Box Carrier(TM) trade name. The first Triplestack Box Carrier(TM) was delivered to the Company in January 1998. A fifth vessel was delivered in February, 1999. The Triplestack Box Carriers(TM) are versatile, low-draft vessels that have a capacity of 213 53' containers, stacked three-high on a single deck. The first three vessels have been deployed in the Company's existing Puerto Rico freight operation and a Newark , New Jersey - Jacksonville, Florida coastwise service. The fourth Triplestack Box Carrier was utilized to provide a third sailing on alternate weeks between Jacksonville, Florida and San Juan, Puerto Rico during the fourth quarter of 1998. The fifth Triplestack Box Carrier has not yet entered service.

            OPERATIONS

            At December 31, 1998, Trailer Bridge operated a fleet of 148 tractors, 1,869 high-cube trailers, 2,134 53' high cube containers and 1,668 53' chassis which transport truckload freight between the Company's Jacksonville port facility and inland points in the U.S. The Company also provides full truckload service between interior points within the continental U.S., primarily to increase equipment utilization, minimize empty miles and maximize revenue while repositioning equipment to carry Puerto Rico bound freight. The Company maintains a centralized dispatch and customer service operation at its Jacksonville headquarters to schedule pickup and delivery of customer freight. The operations center features a fully integrated computerized dispatch and customer service network. Customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Dispatch and customer service personnel work together to coordinate Puerto Rico and non-Puerto Rico freight to achieve the most optimum load balance and minimize empty miles within the Company's truckload operation.

            At December 31, 1998, Trailer Bridge operated two 736' triple-deck, roll-on/roll-off (ro/ro) ocean-going barges and four 408' Triplestack Box Carriers. Loading of the ro/ro barges is performed with small maneuverable yard tractors operated by stevedores hired by an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each Triplestack Box Carrier is towed at approximately 9 knots by one 4,000 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of two unaffiliated tug owners. Compared to a self-propelled vessel, a towed barge has reduced Coast Guard manning requirements and higher fuel efficiency. Similarly, the large number of U.S. tugs available for charter provides the Company with a reliable source for towing services.

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

            The Company believes that price is the primary determinant in the freight lanes in which it is involved. Nonetheless, the Company also believes that it provides enhanced service that results from its single company control of the entire freight movement over land and water. This service frees the customer from the operational complexities of coordinating the interface between over-the-road and marine service. The Company's customer service philosophy has generated increased demand from existing customers for additional equipment and sailings and has led to ongoing relationships with customers such as DaimlerChrysler, General Motors, K Mart, WalMart, Hanes/Sara Lee, Georgia Pacific, Baxter Healthcare, General Electric and DuPont.

            The Company has a diversified customer base. Typical shipments to Puerto Rico include furniture, consumer goods, toys, new and used cars and apparel. Typical shipments from Puerto Rico include health products, electronics, shoes and scrap aluminum. Typical coastwise shipments include paper products, household goods, foodstuffs and tires. Management intends to continue the Company's efforts both to increase business with existing customers and add new core carrier relationships.

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

            VESSELS

            At December 31, 1998, the Company operated two 736' by 104' triple-deck roll-on/roll-off barges. Each deck has ten lanes which are accessed from the stern of the vessel via ramp structures in Jacksonville and San Juan that have been built specifically for the Company. Four lanes on each vessel have been converted to carry new and used automobiles on car decks that allow approximately 11 cars to fit in the space previously used for one 48' unit. The trailers are secured on the vessel by attachment to pullman stands which are engaged and disengaged with specially configured yard tractors used to pull the trailers into position on the vessel.

            At December 31, 1998 the Company operated four Triplestack Box Carriers(TM) that are single deck barges designed to carry 53' containers. The first of the Triplestack Box Carriers was delivered to the Company in January 1998 and the fifth and final Triplestack Box Carrier was delivered in February, 1999. These vessels utilize the same port facilities as the ro/ro barge vessels. Wheeled vehicles known as reach-stackers carry and load the containers. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks. The Company has filed for patent protection for its unique loading and unloading method.

            RAMP STRUCTURES

            The loading and unloading of the Company's two 736' by 104' triple-deck roll-on/roll-off barges is accomplished through the use of separate ramp structures. The Company has the exclusive right to use two floating ramp structures under the charter agreement, with an affiliate, for the two 736' by 104' triple-deck roll-on/roll-off barges.

            SAN JUAN

            In September 1998, Hurricane Georges struck Puerto Rico causing extensive damage on the island. During this storm, the floating loading ramp used by the Company was damaged. The Company contracted for the ramp to be re-floated and repaired. The top section of the structure was partially removed. In January 1999 the ramp was successfully re-floated. The ramp was repaired and returned to active cargo operations for the first two decks in March, 1999. The top section is expected to be reinstalled in early April, 1999 at which time normal operations will resume on all three decks. The cost of re-floating the ramp structure and its repair was insured and the Company expects to receive reimbursement of these expenses, less a $50,000 deductible.

            JACKSONVILLE

            In May 1998, the Company ceased using the floating ramp structure in Jacksonville when it was replaced by a land based ramp structure built by the Jacksonville Port Authority. The Company retained the unused floating ramp structure in Jacksonville, Florida to be used as an alternative and to explore its use at other ports. In December, 1998 the Jacksonville floating ramp structure suffered a casualty and became submerged in Jacksonville. The Company's naval engineers and the representatives of the insurer insuring the ramp structure determined that the structure had suffered irreparable damage. The Company, with the consent of the owner of the ramp structure contracted for the removal of the ramp structure as a wreck. The Company believes the cost of such removal is covered by the Company's liability insurance. The ramp structure was insured for insured perils of the sea. The Company intends to file a claim under this policy for the $3.7 million insured value of the ramp structure. It is unknown whether this claim will be accepted by the insurer in whole or part, however, the owner of the ramp structure has agreed that any recovery under the policy will be assigned to the Company.

            REVENUE EQUIPMENT

            Trailer Bridge's equipment strategy is to operate modern tractors and trailers in order to (i) reduce fuel, maintenance and parts costs, (ii) increase reliability, and (iii) help attract and retain drivers. At December 31, 1998, the Company had 148 tractors. These power units are conventional tractors which, among other amenities preferred by drivers, include the pro sleeper package. The Company's practice is to trade or replace its tractors on a 450,000-mile cycle which generally occurs during the fourth year.

            The Company has designed and built units to transport automobiles on its vessels. These units designated by the Company as Vehicle Transport Modules(TM), or VTM's(TM), can hold up to three vehicles and provide an efficient unit for loading and unloading. The Company built 304 of these units and has applied for patent protection on the design of the units.

            At December 31, 1998, the Company operated 1,869 dry van trailers, 1,340 of which were 48' x 102" models and 529 of which were 53' x 102" models. At December 31, 1998 the Company operated 2,134 53' containers and 1,668 chassis. At December 31, 1998 the Company operated 304 Vehicle Transportation Modules. The Company's current practice is to trade or replace owned trailers on a seven-year cycle and replace leased trailers with owned trailers as leases expire.

            The Company performs preventative maintenance on equipment at its Jacksonville operations center, with major maintenance and repairs handled by outside contractors.

            DRIVER RECRUITING AND RETENTION

            The Company offers competitive compensation and full health care benefits differentiating it from many truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, awarding dedicated routes and regional positions to support operations, while providing more predictable home time for its drivers. The Company believes its driver turnover of 31.0% in 1998 is well below that typically reported by other truckload carriers despite an industry-wide driver shortage and vigorous competition for drivers.

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

            TECHNOLOGY

            The Company utilizes an IBM AS-400 computer system to handle its accounting and operations requirements. The computer system links Company headquarters, the truck operations center, the San Juan office and the marine terminals in Jacksonville, San Juan and Newark. The system enhances the Company's operating efficiency by providing cost effective access to detailed information concerning available equipment, loads, shipment status and specific customer requirements, and permits the Company to respond promptly and accurately to customer requests.

            The Company's electronic data interchange ("EDI") capability allows customers to tender loads, receive load confirmation, check load status and receive billing information via computer. The Company's EDI system also is designed to accelerate receivables collection. The Company's largest customers require EDI service from their core carriers. Management believes that advanced technology will be required by an increasing number of large shippers as they reduce the number of carriers they use in favor of core carriers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000".

            COMPETITION

            The Company currently competes with four carriers for freight moving between the U.S. and Puerto Rico where its market share at December 31, 1998 was approximately 10%. The current operators in the Puerto Rico trade are Navieras de Puerto Rico ("NPR"), Sea-Land Service, Inc., Crowley American Transport, Sea Star Line and Trailer Bridge. Based on available industry data for 1998, NPR, has approximately 33% of the market and operates four container vessels configured to carry primarily 40' marine containers. Sea-Land Service, Inc., a subsidiary of CSX Corporation, has approximately 24% of the market and operates five container vessels that also carry mainly 40' containers. Crowley American Transport, a subsidiary of privately held Crowley Maritime Corp., has approximately 27% of the market and operates eleven roll-on/roll-off barges in various services between the U.S. and Puerto Rico. Although Crowley now uses some 48' and 53' trailers, its main equipment size is 45' trailers. Sea Star Line has approximately 6% of the market with one combination ro/ro container vessel and two container barges that primarily carry 40' marine containers.

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

            The Company's coastwise service competes primarily with large railroads that move intermodal freight and, to a lesser extent, trucking companies. Intermodal freight service competes primarily on the basis of price. Although trucking companies serving the same routes as the Company's coastwise service typically target a customer base that requires faster delivery times, such trucking companies also compete primarily on the basis of price. Many of the Company's competitors are significantly larger and possess substantially greater financial resources than the Company. The Company competes by offering customers value-based pricing derived from its lower linehaul cost per unit. The Company targets customers with less time sensitive-freight whose priority is reducing freight costs rather than obtaining the shortest possible transit times.

            The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the market. The Company's non-Puerto Rico domestic truckload operations, which are used primarily to balance its core Puerto Rico service, compete with a number of trucking companies as well as private truck fleets used by shippers to transport their own products. Truckload carriers compete primarily on the basis of price. The Company's truck freight service also competes to a limited extent with rail and rail-truck intermodal service, but the Company attempts to limit this competition by seeking more time and service-sensitive freight. There are other trucking companies, including diversified carriers with larger fleets and possessing substantially greater financial resources than the Company.

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

            The Maritime Security Act of 1996 implemented the Maritime Security Program (the "MSP") under which vessel operators can receive subsidy payments from the United States government relating to their operation of vessels in foreign service. Payments under the MSP are not made in relation to service between the mainland of the United States and Puerto Rico. As a condition of participation in the MSP, recipients of subsidy must agree to limit their service in the noncontiguous domestic trades, including Puerto Rico, to historical levels. The Company does not receive payments under the MSP and is not under any restriction. Two of the Company's competitors in the Puerto Rico trade received MSP payments in 1998 and were constrained in increasing their service between the mainland United States and Puerto Rico.

            EMPLOYEES

            At December 31, 1998, Trailer Bridge had 274 employees, 137 of whom were drivers.


            Item 2. Properties

            Trailer Bridge is headquartered in Jacksonville, Florida, where it owns a 16,000 square foot office building adjacent to its truck operations center. This facility allows 75 Jacksonville personnel to be centralized in one location. The office building has also been designed so that additions can be constructed to serve the Company's future needs. The truck operations center property consists of 17.8 acres near Interstate 95, approximately 2 miles from the Company's marine terminal on Blount Island. In addition to the office building, the property includes a 11,400 square foot tractor maintenance shop where oil changes and light preventative maintenance are performed, a trailer washing facility, a drivers lounge and parking space for tractors and trailers.

            The Company maintains small sales office facilities in Georgia, North Carolina, Illinois, Ohio and New Jersey which are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where 11 Puerto Rico administrative and sales personnel are based.

            PORT FACILITIES

            The Company utilizes port facilities in Jacksonville, San Juan and Port Newark, New Jersey where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck. Trailer Bridge's terminal in Jacksonville is located on Blount Island and consists of a berthing area and 17 acres leased from the Jacksonville Port Authority. The lease, which expires in 2002, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume. The Company's marine terminal in San Juan consists of berthing areas and 31 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo handling services. This agreement, which expires in 2006, calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. The Company's marine operations in Newark, New Jersey consist of five acres utilized pursuant to a service agreement with a third party.


            Item 3. Legal Proceedings

            The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. The Company presently is not a party to any legal proceeding other than litigation arising from vehicle accidents or cargo damage, and management is not aware of any claims or threatened claims that reasonably would be expected to exceed insurance limits or have a material adverse effect upon the Company's operations or financial position. The Company is subject to numerous taxing jurisdictions. The Company is presently contesting a tax assessed by the jurisdiction of Guaynabo, Puerto Rico arising out of the Company's operations in that jurisdiction. The Company believes that it will be successful in reducing the amount of the tax claimed by the jurisdiction and that such tax will not have a material adverse effect upon the Company's operations or financial condition.


            Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.


                                    PART II

            Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

            The Company's Common Stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market on July 29, 1997 under the symbol: TRBR.

            The following table represents the high and low sales price since its initial trading date.

                1997                            High        Low
                ----                            ----        ---

        Third Quarter (from July 29)           14          10 1/4
        Fourth Quarter                         13 3/4       8 3/8

               1998
               ----

        First Quarter                          10 7/8       6 3/4
        Second Quarter                         10 3/8       3 1/2
        Third Quarter                           5 1/8     1 25/32
        Fourth Quarter                          2 7/8       1 1/2


            The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Certain of the Company's loan documents prevent the payment of cash dividends under certain circumstances.

            As of March 19, 1999 there were 39 stockholders of record in addition to approximately 1,500 stockholders whose shares were held in nominee name.


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

                                                            Year Ended December 31,
                                                            -----------------------

                                            1994          1995          1996          1997          1998
                                            ----          ----          ----          ----          ----
                                                  (In thousands, except per share amounts)
   STATEMENT OF OPERATIONS DATA:

   Operating revenues.............        $ 72,192      $ 62,531      $ 63,148      $ 66,389      $ 77,241

   Operating income(loss).........        $  6,175      $  8,778      $ 44,425     ($  1,816)    ($  3,046)

   Net income (loss)
   (pro forma for
   1994 to 1997)(1)...............        $  2,343      $  4,360      $  2,073     ($  2,416)    ($  2,516)

   Net income (loss)
   (pro forma for 1994 to 1997)
   per common share ..............        $    .30      $    .65      $    .31     ($    .30)    ($    .26)

   BALANCE SHEET DATA:

   Working capital
   (deficit)......................       ($ 10,188)    ($  4,697)    ($  1,719)     $ 13,980      $  3,963

   Total assets...................        $ 23,521      $ 20,226      $ 24,764      $ 76,894      $ 89,229


   Long-term debt,
   capitalized leases and
   due to affiliate(2)............        $ 20,776      $ 13,461      $ 13,879      $ 37,335      $ 44,056

   Stockholders' equity
   (deficit)......................       ($  2,856)     $  2,673      $  6,045      $ 33,860      $ 31,344


------------------------------

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


            Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

            RESULTS OF OPERATIONS

            Year ended December 31, 1998 Compared to Year ended December 31,
1997

            Operating revenues increased $10.8 million, or 16.3%, to $77.2 million during 1998 from $66.4 million during 1997. This increase was due to a $11.8 million or 19.4% increase in total Puerto Rico revenue to $72.8 million through the utilization of additional capacity in the Puerto Rico market, offset by a $1.0 million or 18.5% decrease in non-Puerto Rico revenue. Core trailer volume to Puerto Rico increased 38.8% in 1998 compared to 1997, and total car and other volume increased 20.6% compared to 1997. As a result, core trailer revenue to Puerto Rico increased $9.5 million or 27.6% and car and other revenue increased $1.5 million or 10.6% compared to 1997. Revenue from shipper owned or leased equipment moving to Puerto Rico increased $796,187 or 19.3% from 1997. Revenue from northbound shipments from Puerto Rico increased $65,591 or .8% from 1997.

            While trailer volume to and from Puerto Rico increased 30.0% in 1998, related revenue increased only $11.8 million or 19.4% compared to 1997 implying, an overall yield reduction of 8.1%. Vessel capacity deployed on the core continental U.S. to Puerto Rico traffic lane increased 47.3% during 1998 compared to 1997. Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 75.1% during 1998, compared to 84.1% during 1997.

            In September 1998, Hurricane Georges struck Puerto Rico causing extensive damage on the island. During this storm, the Company's floating loading ramp was damaged. The Company contracted for the ramp to be re-floated and repaired. The top section of the structure was partially removed. In January 1999 the ramp was successfully re-floated. The ramp was repaired and returned to active cargo operations for the first two decks in March, 1999. The top section is expected to be reinstalled in late March or early April, 1999 at which time normal operations will resume on all three decks. The cost of re-floating the ramp structure and its repair was insured and the Company expects to receive reimbursement of these expenses, less a $50,000 deductible.

            The owner of the San Juan ramp structure waived $600,000 in charter hire payments in the third quarter of 1998 to partially offset the expected additional costs incurred by the company due to the unavailability of the San Juan ramp structure.

            The Company reported an operating loss of $3.0 million for 1998 compared to operating income, excluding the nonrecurring, non-cash charge for compensation, of $6.7 million for 1997. The Company recorded a nonrecurring, non-cash charge for compensation and a credit to paid-in capital of $8.5 million during 1997. This charge represented the difference between the exercise price of the option and the initial public offering price of $10.00 per share.

            Operating income was negatively impacted by $3.4 million of additional costs related to the disruption caused by the loss of use of the San Juan ramp structure resulting from Hurricane Georges. The $3.4 million of estimated additional costs included $1,622,613 in additional operating and maintenance costs (comprised primarily of stevedoring and port related items), $1,450,427 in additional rent and purchased transportation expense (comprised primarily of terminal equipment rental, trucking expense in San Juan and the U.S. and revenue equipment rental), $117,954 in salaries and wages, $102,374 in insurance and claims and $67,715 in communications and other operating expenses.

            The inability to utilize the San Juan ramp structure necessitated alternative methods of discharging and re-loading the two ro/ro vessels. Instead of typical cargo operations of between 14 and 16 hours at the Company's San Juan terminal, the two ro/ro vessels utilized other terminals where total cargo operations required between 48 and 50 hours. While the ramp was out of service, the middle deck of the ro/ro vessels remained inaccessible to trailers and could be used only for vehicles, which resulted in sub-optimum utilization of one-third of vessel space.

            The additional time required to service the ro/ro vessels in San Juan resulted in schedule tightness that required most cargo operations to be performed during weekends where higher overtime rates applied. This schedule tightness and the resultant uncertainty affected costs in addition to those directly related to San Juan cargo operations, including trucking costs on the mainland. The Company's goal during this period of disruption, which lasted longer than expected, was to continue to provide a high level of service to customers despite certain adverse cost consequences. The Triplestack Box Carriers(TM) do not utilize the floating ramp structure and were not adversely affected by Hurricane Georges.

            Operating expenses for 1998 increased $20.6 million or 34.5% from 1997 exclusive of the charge for compensation in 1997 discussed above. This increase was due to an increase in expenses associated with an overall 30.0% increase in Puerto Rico volume, and the $3.4 million in additional costs related to the inefficiency of servicing the ro/ro vessels while the San Juan ramp structure was out of service and the impact of the commencement of the new coastwise service. As a result, the Company's operating ratio increased to 103.9% during 1998 from 89.9% during 1997 exclusive of the charge for compensation in 1997.

            Interest expense (net) increased $487,138 or 88.8% to $1.1 million in 1998 from $548,631 in 1997 due to increased average long-term debt outstanding, increased amounts outstanding under the Company's revolving line of credit and less interest income earned on short-term investments.

            As a result of the factors described above including the charge for compensation in 1997 and after application of income taxes, the Company reported a net loss of $2.5 million for 1998 compared to pro forma net loss of $2.4 million in 1997.

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

            LIQUIDITY AND CAPITAL RESOURCES

            Net cash used by operations was $40,447 in 1998 compared to net cash provided by operations of $10.0 million in 1997. This represented a decrease of $10.0 million from 1997. Net cash used in investing activities of $15.3 million in 1998 reflects $36.2 million of capital expenditures, which were primarily attributable to payments for the construction of the three of the Company's new Triplestack Box Carriers and the purchase of containers and chassis. These payments were partially offset by a decrease of restricted cash and investments of approximately $19.7 million representing the proceeds of the Company's Title XI bond issuances which were used to fund the construction of the Company's three new Triplestack Box Carriers discussed above and by the sale of tractors and trailers of $1.1 million.

            At December 31, 1998 cash amounted to $5.6 million, working capital was $4.0 million, and stockholders' equity amounted to $31.3 million. Management believes that available borrowings under lines of credit, equipment financings and cash flow generated from operations will allow the Company to meet its working capital requirements, anticipated capital expenditures and other obli-gations at least through calendar 1999.

            YEAR 2000

            The Year 2000 issue derives from computer programs being written using two digits rather than four to determine the applicable year. The Company recognizes that the approach of the Year 2000 brings a unique challenge to the ability of computer systems to recognize the date change from December 31, 1999, to January 1, 2000. As a result, the arrival of the Year 2000 could result in system failures or miscalculations, causing disruption of operations, including, among other things, a temporary inability to process transactions or to conduct other normal business activity. Management of the Company concluded that Year 2000 would impact its internal information technology ("IT") and non-information technology ("Non-IT") systems. In addition, the Company believes that the Year 2000 will impact its supplier chain environment and electronic data-interchange environment. The Company has designated a group of personnel to manage the conversion process for its own internal systems, including purchased software, and to monitor the conversion process for supplier chain environment systems and effects, as well as for the Company's data-interchange environment. A discussion of the status of each of these areas follows:

            INTERNAL IT AND NON-IT SYSTEMS

            Year 2000 conversions within the Company's mainframe environment have been completed. Mainframe environment conversions included the Company's hardware and operating systems, its customized applications, and its purchased software. The Year 2000 conversion for customized applications is Year 2000 operational at the present time. The Company elected to retain certain purchased software systems and replace certain other purchased software systems. Installation of Year 2000 compliant versions of retained and purchased software systems have been completed. The carrying value of software systems to be replaced for Year 2000 compliance is nominal. Year 2000 conversions of the Company's desk-top environment, which includes network hardware and operating systems software, as well as the networked PC hardware operating systems and applications inventory, were completed in 1998. The Company has completed Year 2000 conversions of its electronic data-interchange software.

            EXTERNAL IT AND NON-IT SYSTEMS

            The Company is in the process of obtaining an inventory of critical exposure arising from the Company's suppliers. The Company's list of suppliers includes financial institutions, telecommunications providers, utility companies and insurance providers, as well as basic suppliers critical to the operations of the Company. The Company has sent and is continuing to send questionnaires to suppliers considered to be significant to operations to determine their status with respect to Year 2000 issues. The Company continually updates its list of critical exposures. The Company has completed an inventory of Year 2000 exposure with respect to data communication business partners. The Company does not have any single customer that would be material to the Company as a whole. However, the Company has some customers which, in the aggregate, are significant to the Company's operations and financial results. The Company is in the process of surveying significant customers' readiness for Year 2000. The information provided by significant customers with respect to their Year 2000 readiness will be considered in the development of the Company's contingency plan.

            YEAR 2000 COSTS

            The Company is using existing and contract personnel to perform Year 2000 conversions and evaluations of third-party systems. Since the beginning of the process, the Company estimates its expenditures at approximately $50,000, including labor costs and costs that relate to equipment and software purchases. Year 2000 costs have been absorbed in the Company's normal operating expenses which are funded with the Company's internally generated funds or its revolving credit facility. The Company's cash flows have not been adversely impacted to a material degree by Year 2000 costs. It is management's conclusion that there have been no significant projects deferred as a result of Year 2000 efforts. The Company does not expect to incur additional expenditures for Year 2000 conversion costs.

            CONTINGENCY PLANNING

            The Company is in the process of developing an assessment of its most reasonably likely worst case Year 2000 scenario and its Year 2000 contingency plan. The responses the Company receives from suppliers regarding their Year 2000 readiness will play a critical role in these determinations. The Company currently plans to have made an assessment of its most reasonably likely worst case Year 2000 scenario by April 1, 1999. This and other relevant information will be utilized to develop the Company's contingency plan. It is presently expected that the contingency plan will be developed by June 30, 1999. Like virtually all other public and private companies, the Company's day-to-day business is dependent on telecommunications services, banking services and utility services provided by a large number of entities. At this time, the Company is not aware of any of these entities or of any significant suppliers or customers that has disclosed that it will not be Year 2000 compliant by January 1, 2000. However, many of these entities are, like the Company, still engaged in the process of attempting to become Year 2000 compliant. The Company plans to attempt to obtain written assurance of Year 2000 compliance from all entities which management considers critical to operations of the Company. However, it is likely that some critical suppliers or customers will not give written assurance as to Year 2000 compliance because of concerns as to legal liability. Even where written assurance is provided by critical suppliers or customers and a contingency plan is developed by the Company to deal with possible non-compliance by other critical suppliers or customers, the Year 2000 conversion process will continue to create risk to the Company which is outside the control of the Company. There can be no assurance that a major Year 2000 disruption will not occur in a critical supplier or customer which would have a material impact on the Company.

            INFLATION

            Inflation has had a minimal effect upon the Company's profitability in recent years. Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. The Company expects that inflation will affect its costs no more than it affects those of other truckload and marine carriers.

            SEASONALITY

            The Company's marine operations are subject to the seasonality of the Puerto Rico freight market where shipments are generally reduced during the first calendar quarter and increased during the fourth calendar quarter of each year in anticipation of Christmas. This seasonality is expected to have a greater impact with the Company's additional capacity.

            The following table sets forth certain unaudited financial information for the Company for each of the last eight quarters (in thousands except per share amounts):

                                                    1997                                              1998
                                                    ----                                              ----

By Quarter
                                     First      Second     Third     Fourth          First       Second       Third     Fourth

Operating revenues............      $16,446     $16,171   $16,676   $17,096         $16,347      $18,408     $18,852   $23,633

Operating income (loss).......        1,748      (6,733)    1,517     1,653             286          411        (398)   (3,345)

Pro forma net income (loss)(1)          909      (5,254)    2,446     1,103              69          149        (436)   (2,299)


(1) See Note 2 to the Financial Statements.


            This 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of economic recessions, changes in demand for transportation services offered by the Company, and changes in rate levels for transportation services offered by the Company.


            Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

            The Company is exposed to market risk from changes in interest rates. For certain debt instruments, a change in interest rates effects the amount of interest expense incurred. The debt instruments subject to changes in interest rates are the $8,550,000 revolving line of credit with a weighted average interest rate of 6.49% and $2,598,911 of notes payable with a weighted average interest rate of 9.17% with maturity dates ranging from May 29, 2001 to October 29, 2001.


            Item 8.  Financial Statements and Supplementary Data

TRAILER BRIDGE, INC.

Financial Statements for the Three Years in the Period Ended December 31, 1998 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Trailer Bridge, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Trailer Bridge, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                  Deloitte & Touche, LLP

Jacksonville, Florida
March 31, 1999

TRAILER BRIDGE, INC.

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                         1998            1997
                                                                         ----            ----
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $   5,561,996   $  14,277,445
  Trade receivables, less allowance for doubtful
    accounts of $1,093,403 and $1,165,874                             13,491,451       7,747,600
  Other receivables                                                    1,376,576         141,339
  Due from affiliate                                                     552,134
  Prepaid expenses                                                       840,887         764,975
                                                                    ------------    ------------

           Total current assets                                       21,823,044      22,931,359
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, net                                           62,054,638      30,282,611

GOODWILL, less accumulated amortization of
  $311,322 and $264,543                                                  857,620         904,399

RESTRICTED CASH AND INVESTMENTS                                        1,190,918      20,909,904

OTHER ASSETS                                                           3,302,869       1,866,184
                                                                    ------------    ------------
TOTAL ASSETS                                                       $  89,229,089   $  76,894,457
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $   7,341,141   $   2,137,251
  Other accrued liabilities                                            6,017,108       3,398,858
  Current portion of notes payable                                     3,988,067       3,156,142
  Current portion of capital lease obligations                            42,945          35,908
  Unearned revenue                                                       470,684         163,084
  Due to affiliate                                                                        60,300
                                                                    ------------    ------------
           Total current liabilities                                  17,859,945       8,951,543

NOTES PAYABLE, less current portion                                   31,399,115      33,960,518

REVOLVING LINE OF CREDIT                                               8,550,000

CAPITAL LEASE OBLIGATIONS, less current portion                           76,102         122,439
                                                                    ------------    ------------

TOTAL LIABILITIES                                                     57,885,162      43,034,500
                                                                    ------------    ------------

COMMITMENTS (Notes 4, 7 and 12)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000 shares
   authorized; no shares issued or outstanding
 Common stock, $.01 par value, 20,000,000 authorized
   shares; 9,777,500 shares outstanding                                   97,775          97,775
 Additional paid-in capital                                           37,982,818      37,982,818
 Accumulated deficit                                                  (6,736,666)     (4,220,636)
                                                                    ------------    ------------

          Total stockholders' equity                                  31,343,927      33,859,957
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  89,229,089   $  76,894,457
                                                                    ============    ============


See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                       1998            1997            1996
                                                                       ----            ----            ----

OPERATING REVENUES                                                 $ 77,240,644    $ 66,388,577    $ 63,148,218

OPERATING EXPENSES:
  Salaries, wages, and benefits                                      16,284,073      14,722,568      13,288,633
  Compensation expense recognized
    for stock option                                                                  8,528,670
  Rent and purchase transportation:
    Related party                                                     6,736,500       7,500,000       5,900,000
    Other                                                            20,305,185      10,019,705      10,331,461
  Fuel                                                                5,701,701       5,617,199       5,883,378
  Operating and maintenance (exclusive of
    depreciation shown separately below)                             19,849,857      12,869,034      14,210,787
  Taxes and licenses                                                    558,866         452,275         455,407
  Insurance and claims                                                2,014,729       1,900,334       2,121,039
  Communications and utilities                                          825,309         587,655         607,833
  Depreciation and amortization                                       3,574,132       2,597,887       2,944,069
  Other operating expenses                                            4,435,941       3,409,127       2,981,104
                                                                    -----------     -----------     -----------
                                                                     80,286,293      68,204,454      58,723,711
                                                                     -----------     -----------     -----------
OPERATING (LOSS) INCOME                                              (3,045,649)     (1,815,877)      4,424,507

NONOPERATING INCOME (EXPENSE):
  Interest expense, net:
    Related party                                                                      (278,641)       (457,743)
    Other                                                            (1,035,769)       (269,990)       (623,332)
  Gain (loss) on sale of equipment, net                                 207,255         (80,851)         66,523
                                                                    -----------     -----------     -----------
                                                                       (828,514)       (629,482)     (1,014,552)
                                                                    -----------     -----------     -----------

(LOSS) INCOME BEFORE PROVISION AND PRO FORMA
  PROVISION FOR INCOME TAXES                                         (3,874,163)     (2,445,359)      3,409,955
BENEFIT (PROVISION) FOR INCOME TAXES                                  1,358,133         426,566         (38,581)
                                                                     ----------        --------         --------

NET (LOSS) INCOME BEFORE PRO FORMA PROVISION
  FOR INCOME TAXES                                                   (2,516,030)     (2,018,793)      3,371,374
PRO FORMA PROVISION FOR INCOME TAXES (NOTE 2)                                          (397,329)     (1,298,442)
                                                                    -----------     -----------     -----------

PRO FORMA NET (LOSS) INCOME (NOTE 2)                               $ (2,516,030)   $ (2,416,122)   $  2,072,932
                                                                    ============    ===========     ===========

PRO FORMA NET (LOSS)  INCOME
  PER COMMON SHARE
    Basic                                                          $      (0.26)   $      (0.30)   $       0.31
                                                                    ===========     ===========     ===========
    Diluted                                                        $      (0.26)   $      (0.30)   $       0.31
                                                                    ===========     ===========     ===========


See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------



                                                                                          Retained
                                                Common Stock              Additional      Earnings
                                         ----------------------------      Paid-in       (Accumulated
                                              Share        Amounts         Capital         Deficit)           Total
                                         -------------- ------------- ---------------- ---------------- ----------------

BALANCE, JANUARY 1, 1996                    6,672,500      $ 66,725     $    (66,300)    $   2,672,745    $  2,673,170
  Net income                                                                                 3,371,374       3,371,374
                                            ---------       -------      -----------      ------------     -----------
BALANCE, DECEMBER 31, 1996                  6,672,500        66,725          (66,300)        6,044,119       6,044,544
  Compensation expense recognized
    for stock options                                                      8,528,670                         8,528,670
  Distributions to stockholders                                            1,060,212        (8,245,962)     (7,185,750)
  Net proceeds from initial public
    offering of common stock                3,105,000        31,050       28,460,236                        28,491,286
  Net loss                                                                                  (2,018,793)     (2,018,793)
                                            ---------       -------      -----------      ------------     -----------
BALANCE, DECEMBER 31, 1997                  9,777,500        97,775       37,982,818        (4,220,636)     33,859,957
  Net loss                                                                                  (2,516,030)     (2,516,030)
                                            ---------       -------      -----------      ------------     -----------
BALANCE, DECEMBER 31, 1998                  9,777,500      $ 97,775     $ 37,982,818     $  (6,736,666)   $ 31,343,927
                                            =========       =======      ===========      ============     ===========


See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                         1998             1997             1996
                                                                         ----             ----             ----
OPERATING ACTIVITIES:
  Net (loss) income                                                $  (2,516,030)   $  (2,018,793)     $  3,371,374
  Adjustments to reconcile net (loss) income
     to net cash provided by operating activities:
      Depreciation and amortization                                    3,574,132        2,597,887         2,944,069
      Provision for uncollectible accounts                             1,040,721          381,691           673,699
      (Gain) loss on sale of equipment                                  (207,255)          80,851           (66,523)
      Compensation expense recognized for stock option                                  8,528,670
      Deferred income taxes                                           (1,332,642)        (652,876)
      Change in assets and liabilities:
      (Increase) decrease in:
        Trade receivables                                             (6,784,572)         176,581           (70,153)
        Other receivables                                             (1,235,237)        (141,339)
        Due from affiliate                                         (612,434)
        Prepaid expenses                                                 (75,912)         199,996          (353,742)
        Other assets                                                      59,936           67,014           (13,217)
      Increase (decrease) in:
        Accounts payable                                               5,203,890          155,830           659,377
        Accrued liabilities                                            2,618,250          763,759           145,544
        Unearned revenue                                                 307,600          (60,543)          (55,271)
                                                                    ------------    -------------       -----------

           Net cash provided by operating activities                      40,447       10,078,728         7,235,157
                                                                    ------------    -------------       -----------

INVESTING ACTIVITIES:
  Due to affiliate                                                                     (4,592,892)       (3,171,944)
  Purchases and construction of property and equipment               (36,172,044)     (20,434,204)       (6,707,075)
  Proceeds from the sale of equipment                                  1,126,390           31,764           426,462
  Decrease (increase) in restricted cash and investments              19,718,986      (20,909,904)
                                                                    ------------    -------------       -----------

           Net cash used in investing activities                     (15,326,668)     (45,905,236)       (9,452,557)
                                                                    ------------    -------------       -----------

FINANCING ACTIVITIES:
  Proceeds from borrowings on notes payables                           1,746,591       31,740,797         6,637,569
  Proceeds from borrowings on revolving line of credit                 8,550,000
  Proceeds from sale of common stock                                                   28,491,286
  Payments on notes payable                                           (3,476,069)      (3,650,278)       (3,125,722)
  Payments of dividends                                                                (7,185,750)
  Debt issue costs                                                      (210,450)        (909,729)
  Payments on capital lease obligations                                  (39,300)         (41,294)         (133,854)
                                                                    ------------    -------------       -----------

           Net cash provided by financing activities                   6,570,772       48,445,032         3,377,993
                                                                    ------------    -------------       -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                    (8,715,449)      12,618,524         1,160,593

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          14,277,445        1,658,921           498,328
                                                                    ------------    -------------       -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $   5,561,996    $ 14,277,445       $  1,658,921
                                                                    ============     ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for state income taxes                                   $     134,127    $     46,145       $     68,035
                                                                    ============     ===========        ===========

Cash paid for interest, net of amount capitalized:
  Related party                                                                     $    283,653       $    457,151
  Other                                                            $   2,249,445         419,739            652,554
                                                                    ------------     -----------        -----------

                                                                   $   2,249,445    $    703,392       $  1,109,705
                                                                    ============     ===========        ===========

Book value of like kind assets exchanged                           $     610,041
                                                                    ============     ===========        ===========
Equipment acquired under capital lease agreements                                                      $    211,060
                                                                                                        ===========

See notes to financial statements.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Trailer Bridge, Inc. (the "Company") is a domestic trucking and marine transportation company with contract and common carrier authority. Highway transportation services are offered in the continental United States, while marine transportation is offered primarily between Newark, New Jersey, Jacksonville, Florida and San Juan, Puerto Rico.

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

     Property and Equipment - Property and equipment are stated at cost and the capitalized interest costs associated with significant capital additions less accumulated depreciation. Property and equipment are depreciated on a straight-line method based on the following estimated useful lives:

                                                                  Years
                                                                  -----
          Buildings and structures                                  40
          Office furniture and equipment                           6-10
          Freight equipment                                        4-25
          Leasehold improvements                                   2-5
          Equipment under capital leases                            5

     Tires on revenue equipment purchased are capitalized as part of the equipment cost and depreciated over the life of the vehicle. Replacement tires are expensed when placed in service.

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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)
--------------------------------------------------------------------------------


     Goodwill - Goodwill is being amortized on a straight-line basis over twenty-five years.

     Restricted Cash and Investments - Restricted cash and investments consist of cash and investments held in trust and committed for the construction of the Company's Triplestack Box Carrier(TM) vessels and investments held by a letter of credit for the continued use of a newly constructed land-based ramp. These funds have been invested in highly liquid interest bearing deposits, U.S. Treasury bills and money market accounts and are carried at cost which approximates market.

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

     The Company was organized under Subchapter S of the Internal Revenue Code until this election was terminated effective with the Company's initial public offering in July 1997. Under Subchapter S, the Company was not subject to federal income taxes.

     Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

     Stock-Based Compensation - In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") the Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro-forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

     Recently Adopted Accounting Standards - In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that statement. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)
--------------------------------------------------------------------------------


     comprehensive income may include foreign currency and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Adoption of SFAS No. 130 had no impact on the financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Adoption of SFAS No. 131 did not have a material impact on the financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employer disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. Adoption of SFAS No. 132 did not have a material impact on the financial statements.

     New Accounting Standards - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has determined that the implementation of this statement will not have a material impact on the financial statements.

     Reclassification - Certain prior year amounts have been reclassified to conform to current year presentation.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)
--------------------------------------------------------------------------------


2.   PRO FORMA INCOME TAXES

     For informational purposes, the statements of operations for years ended December 31, 1997 and 1996 contain a pro forma adjustment for income tax expense which would have been recorded if the Company had not been an S Corporation and had been subject to corporate income taxes based on the tax laws in effect during those periods.

3.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consist of the following:

                                                               1998               1997
                                                               ----               ----

     Land                                                $    917,885        $    504,703
     Construction in progress                               6,739,792          11,673,923
     Buildings and structures                               2,542,581           2,377,131
     Office furniture and equipment                         2,396,311           1,710,120
     Freight equipment                                     54,677,780          18,621,149
     Leasehold improvements                                 1,355,871             672,909
     Equipment under capital leases                           263,105             263,105
     Less accumulated depreciation and amortization        (6,838,687)         (5,540,429)
                                                          -----------         -----------

     Fixed assets, net                                   $ 62,054,638        $ 30,282,611
                                                          ===========         ===========


     Depreciation and amortization expense on property and equipment and equipment under capital leases was $3,480,882, $2,551,108 and $2,897,290 in 1998, 1997 and 1996, respectively. Interest cost of $918,838 and $296,771 was capitalized during 1998 and 1997, respectively.


4.   TRANSACTIONS WITH AFFILIATED COMPANY


     Due to/from Affiliate - Amounts due from affiliate include prepaid barge charterhire lease rent and reimbursable miscellaneous repair payments made by the Company related to assets of the affiliate. Prior year balance represented barge charterhire lease rent due to affiliate.

     Lease Agreements - The Company leases two roll-on/roll-off barge vessels and the use of two ramps from an affiliate under operating lease agreements. For the period from January 1, 1995 through May 10, 1996 for one vessel and through July 19, 1996, as to the other vessel, the lease payment was $5,000 per day for each vessel. Upon completion of the renovations to the vessels during 1996 which extended the barges from a length of approximately 500 feet to a length of approximately 750 feet, the lease payments were increased to $10,500 per day for each vessel. Effective July 23, 1997, the lease payments were adjusted to $10,050 per day for each vessel. The leases expire at the later of September 1, 2010 or the repayment of all obligations under an affiliate's construction loan related to the vessel renovations. Such construction loan is scheduled to be repaid in quarterly

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)
--------------------------------------------------------------------------------


     installments ending June 30, 2003. The leases provide the Company the option to extend the leases through September 1, 2018 for total payments of $11,000 per vessel per day or, alternatively, the Company may purchase the vessels at their then fair market values. In the third quarter of 1998, the lease payments to affiliate were reduced by a $600,000 non-recurring forgiveness in recognition of the impact of Hurricane Georges and in consideration of the efforts of the Company to recover and repair the San Juan triple-deck ramp structure utilized by the two triple-deck barges. Total lease expense under these leases from affiliate totaled $6,736,500, $7,500,000 and $5,900,000 in 1998, 1997 and 1996, respectively.

     While the vessels were undergoing renovations, the Company leased barges from a third party. In recognition of the $1,160,000 of additional barge rent and $509,000 of other transitional expenses incurred in 1996, during the renovation period, the affiliate agreed to reduce the charter rental due from the Company by approximately $1,669,000.

5.   CAPITALIZED LEASE OBLIGATIONS


     Future minimum lease payments under capitalized computer equipment leases as of December 31, 1998 are as follows:

          1999                                                    $  51,780
          2000                                                       51,780
          2001                                                       29,999
                                                                   --------
          Total minimum lease payments                              133,559
          Interest portion                                          (14,512)
                                                                   --------
          Present value of minimum lease payments                   119,047
          Less current portion                                      (42,945)
                                                                   --------
                                                                  $  76,102
                                                                   ========

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)
--------------------------------------------------------------------------------


6.   NOTES PAYABLE


     Following is a summary of long-term debt at December 31, 1998 and 1997:

                                                                                              1998                 1997
                                                                                              ----                 ----

       Ship-financing bonds and notes (Title XI) totaling $16,918,000 maturing on March 30, 2023; payable in 50 semi-annual installments of principal and interest; interest is fixed at 6.52%; collateralized by vessels with a carrying value of $18,942,200 at December 31, 1998;
       amount is guaranteed by The United States of America under the Title XI
       Federal Ship Financing Program                                                      $ 16,579,640         $ 16,918,000

       Ship-financing bonds and notes (Title XI) totaling $10,515,000 maturing on September 30, 2022; payable in 50 semi-annual installments of principal and interest; interest is fixed at 7.07%; collateralized by vessels with a carrying value of $12,871,133 at December 31, 1998; amount is guaranteed by The United States of America under the Title XI
       Federal Ship Financing Program                                                        10,094,400           10,515,000

       Borrowings under a $25 million revolving credit and term loan agreement maturing April 1, 2000 and April 1, 2001; payable in monthly installments of principal and interest; interest at fixed rates ranging from 7.38% to
       8.08%; collateralized by tractors with a carrying value of $6,317,914 at
       December 31, 1998                                                                      4,292,729            3,957,902

       Notes payable to finance company totaling $4,957,569 maturing from June to October 2001; payable in 60 monthly installments of principal and interest; interest at fixed rates ranging from 8.867% to 9.290%;
       collateralized by trailers with a carrying value of $3,970,661 at
       December 31, 1998                                                                      2,814,648            3,764,498

       Note payable to bank totaling $1,680,000 maturing October 2006; payable in 120 monthly installments of principal and interest; interest is fixed at 7.95%; collateralized by land and buildings and structures with a
       carrying value of $2,331,504 at December 31, 1998                                      1,316,000            1,484,000

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)
--------------------------------------------------------------------------------


     In August 1998, the Company entered into a revolving credit and term loan agreement that provides for borrowings of up to $25,000,000. At the election of the Company, interest on each borrowing under the line of credit will accrue at (a) a variable interest rate of the financial institution's Base Rate plus the Applicable Margin then applicable to Base Rate Loans, or (b) the Eurodollar Rate determined for such Interest Period plus the Applicable Margin then applicable to Eurodollar Rate Loans. Borrowings outstanding under the agreement at December 31, 1998 totaled $12,842,729 which were comprised of $8,550,000 under the revolving credit and $4,292,729 under the term loan portion of the agreement.

     The debt agreements contain certain restrictive covenants, including requirements to maintain tangible net worth (as defined), a debt ratio, interest coverage and debt service coverage at certain levels.

     At December 31, 1998, the Company was in non-compliance with certain restrictive financial covenants related to the revolving credit and term loan agreement as a result of the additional costs incurred related to the loss of the San Juan ramp structure following Hurricane Georges. The Company received a waiver of compliance with such covenants for the December 31, 1998 and March 31, 1999 measurement periods. The restrictive covenants resume with the June 30, 1999 measurement period. The Company expects to be in compliance with the restrictive covenants for the remainder of 1999.

     Following are maturities of long-term debt for each of the next five years:

       1999                                                     $  3,988,067
       2000                                                        4,615,952
       2001                                                        2,568,360
       2002                                                        1,265,320
       2003                                                        1,265,320
       Thereafter                                                 21,684,163
                                                                 -----------
                                                                $ 35,387,182
                                                                 ===========


7.   OPERATING LEASES

     The Company has various operating lease agreements, principally for its office facilities, terminals and equipment. Certain of the leases contain provisions calling for additional contingent rentals based on volume of transportation activity.

     Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998 are as follows:

       1999                                                    $  25,593,906
       2000                                                       24,728,006
       2001                                                       21,832,841
       2002                                                       21,298,358
       2003                                                       20,100,341
       Thereafter                                                 86,707,637
                                                                ------------
       Total minimum payments required                         $ 200,261,089
                                                                ============

     Lease expense for all operating leases, including leases with terms of less than one year, was $19,027,272, $16,879,647 and $14,806,980 for 1998, 1997
     and 1996.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)
--------------------------------------------------------------------------------


8.   OTHER ACCRUED LIABILITIES

                                                1998              1997
                                                ----              ----

       Fringe benefits                     $   901,573       $   600,674
       Marine expense                        3,149,861           925,731
       Salaries and wages                      336,510           352,362
       Other                                 1,629,164         1,520,091
                                            ----------        ----------
                                           $ 6,017,108       $ 3,398,858
                                            ==========        ==========



9.   INCOME TAXES

     The components of the benefit (expense) for income taxes is comprised of the following as of December 31, 1998 and 1997:

                                                  1998              1997
                                                  ----              ----
       Current:
         Federal                            $    22,808        $ (201,164)
         State                                    2,683           (25,146)
                                             ----------         ---------
                                                 25,491          (226,310)
                                             ----------         ---------
       Deferred:
         Federal                                140,278           580,334
         State                                1,192,364            72,542
                                             ----------         ---------
                                              1,332,642           652,876
                                             ----------         ---------
                                            $ 1,358,133        $  426,566
                                             ==========         =========


     Income taxes for the year ended December 31, 1998 and 1997 differ from the amount computed by applying the statutory Federal corporate rate to income before income taxes. The differences are reconciled as follows:

                                                                  1998              1997
                                                                  ----              ----

       Tax benefit at statutory Federal rate                  $ 1,317,216        $  831,422
       Valuation allowance                                                         (900,000)
       Nondeductible expenses                                     (51,136)          (68,693)
       State income taxes, net of federal benefit                 154,966            39,334
       Pro rata income allocated to S Corporation year                             (428,382)
       Recognition of deferred tax liability                                        994,060
       Other                                                      (62,913)          (41,175)
                                                               ----------         ---------
       Total income tax benefit                               $ 1,358,133        $  426,566
                                                               ==========         =========


TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)
--------------------------------------------------------------------------------


     The components of the Company's net deferred tax asset at December 31, 1998 and 1997 is as follows:

                                                                 1998               1997
                                                                 ----               ----
       Deferred tax assets:
         Employee stock option                               $ 3,240,895       $ 3,240,895
         Net operating loss                                    4,297,455           185,934
         Accrued expense                                         189,475           110,360
         Allowance for bad debts                                 415,493           443,032
                                                              ----------        ----------
       Gross deferred assets                                   8,143,318         3,980,221

       Deferred tax liabilities:
         Fixed asset basis                                     5,178,795         2,359,343
         Other                                                    79,005            68,002
                                                              ----------        ----------
       Gross deferred tax liabilities                          5,257,800         2,427,345

       Deferred tax asset valuation allowance                    900,000           900,000
                                                              ----------        ----------
       Net deferred tax asset                                $ 1,985,518       $   652,876
                                                              ==========        ==========


     Prior to July 23, 1997, the Company was organized under Subchapter S of the Internal Revenue Code for income tax purposes and therefore, all Federal and certain state income taxes were the responsibility of the Company's stockholders. The Company was subject to state income taxes in those states that do not recognize Subchapter S elections. State income tax expense for 1998, 1997 and 1996 was not significant due to the utilization of net operating loss carryforwards.

     At December 31, 1998, the Company had available net operating loss ("NOL") carryforwards for regular federal income tax purposes of approximately $11,309,000, of which $489,000 will expire beginning in the year 2005. Under Internal Revenue code Section 382, the $489,000 of net operating losses become available in equal amounts through the year 2005.

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

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)
--------------------------------------------------------------------------------


     Earnings Per Share:

     For the years ended December 31, 1998 and 1997, outstanding options to purchase shares of common stock at an exercise price of $10.00 per share were not included in the computation to arrive at diluted EPS because the options' exercise price exceeded the average market price of the common shares.

     Stock Options:

     In May 1997, the majority stockholder of the Company granted to the Company's Chairman and Chief Executive Officer, an option to purchase up to 942,000 shares of common stock (adjusted for the 15,700-for-1 stock split) owned by him at an exercise price of $.95 per share. The option was immediately exercisable with a term of 10 years. In connection with this option, the Company recorded a non-recurring, non-cash charge to compensation expense during the year ended December 31, 1997. This option does not involve the issuance of additional shares of common stock by the company and therefore, any purchase of shares under the option will not have a dilutive effect on the Company's book value or earnings per share amounts.

     Compensation cost charged to operations associated with the Company's stock option plans was $8,528,670 in 1997. Compensation cost was based on the difference between the value of the shares of common stock vested during the year and the exercise price of such shares.

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

     The Company has elected to continue to account for its employee stock compensation plans under APB opinion No. 25 with pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Had compensation expense for stock options been determined based upon the fair value at the

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)
--------------------------------------------------------------------------------


     grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings and net earnings per share would have changed to the pro forma amounts indicated below.

                                                                   1998               1997
                                                                   ----               ----
       As reported
         Pro forma net loss                                   $ (2,516,030)      $ (2,416,122)
         Net loss per share - Basic and Diluted                      (0.26)             (0.30)

       Pro forma for SFAS No. 123
         Net loss                                             $ (2,930,148)      $ (2,588,671)
         Net loss per share - Basic and Diluted                      (0.30)             (0.32)


     The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. There were no options granted in 1996. The following assumptions were applied in determining the pro forma compensation cost:

       Years ended December 31                     1998              1997

       Risk-free interest rate                      5.76%             6.16%
       Expected dividend yield                         0%                0%
       Expected option life                       7 years           7 years
       Expected stock price volatility             81.93%            69.32%


     A summary of the status of options under the Company's stock-based compensation plans as of December 31, 1998 and 1997 is presented below:

                                                                           1998                          1997
                                                               --------------------------    --------------------------
                                                                                Exercise                       Exercise
                                                                     Options     Price             Options      Price
                                                                     -------    --------           -------     --------

       Outstanding at beginning of year                              468,126    $ 10.00

         Granted                                                     130,000      10.00            471,000      $ 10.00
         Exercised
         Forfeited                                                   (76,944)     10.00             (2,874)       10.00
                                                                    --------                      --------
       Outstanding at end of year                                    521,182      10.00            468,126        10.00
                                                                    ========                      ========
       Grants exercisable at year-end                                 93,262

       Weighted-average fair value of
         options granted during the year                           $    7.36                     $    7.13


     The following table summarizes information about the outstanding grants at December 31, 1998:

                                         Weighted-Average
        Exercise         Options            Remaining              Options
         Price         Outsanding        Contractual Life         Exercisable
        --------       ----------        ----------------         -----------
        $ 10.00         521,182                8.8                  93,262

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)
--------------------------------------------------------------------------------


     Remaining non-exercisable options as of December 31, 1998 become exercisable as follows:

        1999                            101,730
        2000                            101,730
        2001                            101,730
        2002                            101,730
        2003                             21,000
                                       --------
                                        427,920
                                       ========


11.  EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Plan which covers substantially all employees in the United States. Participants are allowed to make contributions of up to 15% of their compensation not to exceed certain limits. The Company makes matching contributions to the Plan at a rate not in excess of 3.0% of compensation. The Company contributed approximately $214,000, $176,000 and $166,000 to the Plan during 1998, 1997 and 1996. The Company made an optional contribution of $0, $39,000 and $32,700 in December 1998, 1997 and 1996.

     In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $15,000, $13,000 and $10,000 to the Plan during 1998, 1997, and 1996.

     In March 1998, the Board of Directors authorized an Employee Stock Purchase Plan which covers substantially all employees. The Plan allows employees to invest up to 10% of their base compensation through payroll deductions. The purchase price will be 15% less than the fair market value on the last day of the purchase period. The Company made contributions of approximately $6,000 to the Plan during 1998.

     The Company has a Profit Sharing Plan in which they contributed approximately $24,000, $688,000 and $430,000 to the Plan during 1998, 1997, and 1996.

12.  COMMITMENT AND CONTINGENCIES

     At December 31, 1998, the Company is obligated under construction agreements totaling approximately $530,000.

     The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on the Company's financial statements.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Concluded)
--------------------------------------------------------------------------------


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

14.  SEGMENTS

     The Company's primary business is to transport freight from its origination point in the continental United States to San Juan, Puerto Rico and from San Juan, Puerto Rico to its destination point in the continental United States. The Company provides a domestic trucking system and a barge vessel system, which work in conjunction with each other to service its customers. The Company would not employ either system separately; therefore segment reporting was not necessary.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                 March 31,              June 30,         September 30,         December 31,
       Quarter Ended                               1998                   1998               1998                  1998
                                           -------------------- --------------------- --------------------  --------------------

       Operating revenues                      $ 16,347,403          $ 18,408,322         $ 18,851,977          $ 23,632,942
       Operating income (loss)                      286,042               410,872             (397,792)           (3,344,771)(1)
       Net income (loss) before
         income tax                                 128,995               308,227             (641,217)           (3,670,168)
       Net income (loss)                             69,156               149,098             (435,605)           (2,298,679)
       Net income
         (loss) per share - basic                      0.01                  0.02                (0.04)                (0.24)


                                                 March 31,              June 30,         September 30,         December 31,
       Quarter Ended                               1997                   1997               1997                  1997
                                           -------------------- --------------------- --------------------  --------------------

       Operating revenues                      $ 16,446,066          $ 16,170,687         $ 16,676,100          $ 17,095,724
       Operating income (loss)                    1,747,899            (6,733,430)           1,516,502             1,653,152
       Net income (loss) before
         income tax                               1,484,483            (6,991,319)           1,364,856             1,696,621
       Pro forma net income (loss)                  909,263            (5,253,990)           2,445,963             1,103,016
       Pro forma net income
         (loss) per share - basic                      0.14                 (0.79)                0.28                  0.11

_________________________________

(1) Operating income was negatively impacted by $3.4 million of additional costs related to the disruption caused by the loss of use of the San Juan ramp structure resulting from Hurricane Georges. The $3.4 million of estimated additional costs included $1,622,613 in additional operating and maintenance costs (comprised primarily of stevedoring and port related items), $1,450,427 in additional rent and purchased transportation expense (comprised primarily of terminal equipment rental, trucking expense in San Juan and the U.S. and revenue equipment rental), $117,954 in salaries and wages, $102,374 in insurance and claims and $67,715 in communications and other operating expenses.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1998

                    BALANCE AT                        CHARGED TO      BALANCE AT
                    BEGINNING         COSTS AND       DEDUCTIONS          END
 YEAR               OF YEAR           EXPENSES       (CHARGEOFFS)       OF YEAR
 ----               ----------        ---------      ------------     ----------

 1996                 655,440           673,699        (423,558)         905,581
 1997                 905,581           381,691        (121,398)       1,165,874
 1998               1,165,874         1,040,721      (1,113,192)       1,093,403



            Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

            Not Applicable


                                    PART III

            Incorporated by Reference

            The information called for by Item 10 -- "Directors and Executive Officers of the Registrant", Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions" is incorporated herein by this reference to the Company's definitive proxy statement for its annual meeting of stockholders scheduled to be held in May 1999, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

            Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents Filed as Part of this Report

                                                                Page
            1. Financial Statements:

            Independent Auditors' Report .................       15
            Balance Sheets ...............................       16
            Statements of Operations .....................       17
            Statements of Changes in Common Stockholders'
            Equity .......................................       18
            Statements of Cash Flows .....................       19
            Notes to Financial Statements ................       20

            2. Financial Statement Schedules:

            II - Valuation And Qualifying Accounts
                 Three Years Ended December 31, 1998

            All other financial statement schedules have been omitted either because they are not applicable or because the information that would be included in such schedules is included elsewhere in the financial statements or notes thereto.

            3. Exhibits.

    EXHIBIT
    NUMBER                    DESCRIPTION OF EXHIBITS
    -------                   -----------------------

   *3.1       --     Form of Amended and Restated Certificate of
                     Incorporation of the Registrant

   *3.2       --     Form of Amended and Restated Bylaws of the Registrant

   *4.1       --     See Exhibits 3A and 3B for provisions of the Certificate
                     of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

   #*10.1     --     Form of Indemnification Agreement with Directors and
                     Executive Officers

   *10.2      --     Bareboat Charter Party dated February 1992

   *10.2.1    --     Amendment to Bareboat Charter Party dated December 31,
                     1994

   *10.2.2    --     Second Amendment to Bareboat Charter Party dated October
                     1995

   *10.2.3    --     Third Amendment to Bareboat Charter Party dated March 1,
                     1997

   *10.2.4    --     Form of Fourth Amendment to Bareboat Charter Party

  **10.2.5    --     Fourth Amendment to Bareboat Charter Party dated June
                     30, 1997

   *10.3      --     Promissory Note dated January 1, 1997 payable to
                     Kadampanattu Corp. in the principal amount of $4,569,131

   *10.4      --     Construction and Term Loan Agreement dated as of October
                     13, 1995 between the Registrant, Kadampanattu Corp. and
                     The First National Bank of Boston, as Agent

   *10.4.1    --     First Amendment to Construction and Term Loan Agreement
                     dated as of May 9, 1996

   *10.4.2    --     Second Amendment to Construction and Term Loan Agreement
                     dated as of July 10, 1996

   *10.4.3    --     Third Amendment to Construction and Term Loan Agreement
                     and Consent and Limited Waiver dated as of January 1,
                     1997

   *10.5      --     Chattel Mortgage Line of Credit Agreement dated as of
                     February 28, 1997

   *10.6      --     Vessel Construction Contract dated as of December 30,
                     1996 between Coastal Ship, Inc. and Halter Marine, Inc.

   *10.6.1    --     Assignment of Vessel Construction Contract dated
                     March 24, 1997 between Coastal Ship, Inc. and the
                     Registrant

   *10.6.2    --     Amendment No. 1 to Vessel Construction Contract dated as
                     of April 1997

   *10.7      --     Real Estate Promissory Note dated April 18, 1996 between
                     the Registrant and First Union National Bank of Florida

   *10.8      --     Commitment to Guarantee Obligations

   *10.8.1    --     Trust Indenture

   *10.8.2    --     United States Government Ship Financing Bond, 1997
                     Series in the amount of $10,515,000

   *10.8.3    --     Title XI Reserve Fund and Financial Agreement

****10.8.4    --     Commitment to Guarantee Obligations

****10.8.5    --     Trust Indenture

****10.8.6    --     United States Government Ship Financing Bond, 1997
                     Series in the amount of $16,918,000

****10.8.7    --     Title XI Reserve Fund and Financial Agreement

   *10.9      --     Agreement and Lease dated as of August 1, 1991 between
                     the Registrant and the Jacksonville Port Authority

   *10.9.1    --     Amendment #5 to Exhibit B, Schedule of Fees and Charges

  #*10.11     --     Incentive Stock Plan

  #*10.11.1   --     Form of Stock Option Award Agreement

 ***10.12     --     Trailer Bridge, Inc. Employee Stock Purchase Plan

****10.13     --     Revolving Credit and Term Loan Agreement dated as of
                     August 28, 1998 among Trailer Bridge, Inc., BankBoston,
                     N.A. and BankBoston, N.A. as agent

****27.1      --     Financial Data Schedule


     * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-28221) which became effective on July 23, 1997.

    ** Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

   *** Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1997.

  ****   Filed herewith

     #   Management contract or compensatory plan or arrangement.

            (b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this 29th day of March 1999.

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

          SIGNATURE                      TITLE                    DATE
          ---------                      -----                    ----

      /s/ John D. McCown       Chairman of the Board and
      John D. McCown           Chief Executive Officer
                               and Director (Principal
                               Executive Officer)              March 31, 1999

      /s/ Mark A. Tanner       Vice President --
      Mark A. Tanner           Administration and Chief
                               Financial Officer
                               (Principal Financial and
                               Accounting Officer)             March 31, 1999

      /s/ Malcom P. McLean     Director
      Malcom P. McLean                                         March 31, 1999

      /s/ Kenneth G. Younger   Director
      Kenneth G. Younger                                       March 31, 1999

      /s/ Artis E. James       Director
      Artis E. James                                           March 31, 1999

EXHIBIT INDEX

(Exhibits being filed with this Form 10-K)

   *3.1       --     Form of Amended and Restated Certificate of
                     Incorporation of the Registrant

   *3.2       --     Form of Amended and Restated Bylaws of the Registrant

   *4.1       --     See Exhibits 3A and 3B for provisions of the Certificate
                     of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

  #*10.1      --     Form of Indemnification Agreement with Directors and
                     Executive Officers

   *10.2      --     Bareboat Charter Party dated February 1992

   *10.2.1    --     Amendment to Bareboat Charter Party dated December 31,
                     1994

   *10.2.2    --     Second Amendment to Bareboat Charter Party dated October
                     1995

   *10.2.3    --     Third Amendment to Bareboat Charter Party dated March 1,
                     1997

   *10.2.4    --     Form of Fourth Amendment to Bareboat Charter Party

  **10.2.5    --     Fourth Amendment to Bareboat Charter Party dated June
                     30, 1997

   *10.3      --     Promissory Note dated January 1, 1997 payable to
                     Kadampanattu Corp. in the principal amount of $4,569,131

   *10.4      --     Construction and Term Loan Agreement dated as of October
                     13, 1995 between the Registrant, Kadampanattu Corp. and
                     The First National Bank of Boston, as Agent

   *10.4.1    --     First Amendment to Construction and Term Loan Agreement
                     dated as of May 9, 1996

   *10.4.2    --     Second Amendment to Construction and Term Loan Agreement
                     dated as of July 10, 1996

   *10.4.3    --     Third Amendment to Construction and Term Loan Agreement
                     and Consent and Limited Waiver dated as of January 1,
                     1997

   *10.5      --     Chattel Mortgage Line of Credit Agreement dated as of
                     February 28, 1997

   *10.6      --     Vessel Construction Contract dated as of December 30,
                     1996 between Coastal Ship, Inc. and Halter Marine, Inc.

   *10.6.1    --     Assignment of Vessel Construction Contract dated
                     March 24, 1997 between Coastal Ship, Inc. and the
                     Registrant

   *10.6.2    --     Amendment No. 1 to Vessel Construction Contract dated as
                     of April 1997

   *10.7      --     Real Estate Promissory Note dated April 18, 1996 between
                     the Registrant and First Union National Bank of Florida

   *10.8      --     Commitment to Guarantee Obligations

   *10.8.1    --     Trust Indenture

   *10.8.2    --     United States Government Ship Financing Bond, 1997
                     Series in the amount of $10,515,000

   *10.8.3    --     Title XI Reserve Fund and Financial Agreement

****10.8.4    --     Commitment to Guarantee Obligations

****10.8.5    --     Trust Indenture

****10.8.6    --     United States Government Ship Financing Bond, 1997
                     Series in the amount of $16,918,000

****10.8.7    --     Title XI Reserve Fund and Financial Agreement

   *10.9      --     Agreement and Lease dated as of August 1, 1991 between
                     the Registrant and the Jacksonville Port Authority

   *10.9.1    --     Amendment #5 to Exhibit B, Schedule of Fees and Charges

  #*10.11     --     Incentive Stock Plan

  #*10.11.1   --     Form of Stock Option Award Agreement

 ***10.12     --     Trailer Bridge, Inc. Employee Stock Purchase Plan

****10.13     --     Revolving Credit and Term Loan Agreement dated as of
                     August 28, 1998 among Trailer Bridge, Inc., BankBoston,
                     N.A. and BankBoston, N.A. as agent

****27.1      --     Financial Data Schedule


     * Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-28221) which became effective on July 23, 1997.

    ** Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

   *** Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1997.

  ****   Filed herewith

   #     Management contract or compensatory plan or arrangement.