Form 10-Q
period 1999-03-31
TRAILER BRIDGE INC
filed 1999-05-17
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
  March 31, 1999                                                 0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



         DELAWARE                                       13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                     32226               (904) 751-7100
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

         Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1998 that appear in the Company's Annual Report on Form 10K.


Statements of Operations for the
         Three Month Periods Ended March 31, 1999
         and 1998 (unaudited)                                     Page 3

Balance Sheets as of
         March 31, 1999 and December 31, 1998 (unaudited)         Page 4

Statements of Cash Flows for the
         Three Months Ended March 31, 1999
         and 1998 (unaudited)                                     Page 5

Notes to Financial Statements as of
         March 31, 1999                                           Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS

                                                                             Three Months
                                                                            Ended March 31,
                                                                 -----------------------------------
                                                                      1999                 1998
                                                                 ----------------     --------------
    OPERATING REVENUES ........................................  $ 22,750,604         $ 16,347,403
    OPERATING EXPENSES:
       Salaries wages, and benefits ...........................     3,963,294            3,893,442
       Rent and purchased transportation:
          Related Party .......................................     1,809,000            1,809,000
          Other ...............................................     7,073,238            3,292,370
       Fuel ...................................................     1,359,625            1,338,712
       Operating and maintenance
          (exclusive of depreciation shown
          separately below) ...................................     7,403,832            3,242,406
       Taxes and licenses .....................................       214,718              131,197
       Insurance and claims ...................................       531,304              499,987
       Communications and utilities ...........................       209,301              142,107
       Depreciation and amortization ..........................     1,092,464              734,321
       Other operating expenses ...............................     1,172,263              977,819
                                                                  -----------          -----------
                                                                   24,829,039           16,061,361
                                                                  -----------          -----------
    OPERATING (LOSS) INCOME....................................    (2,078,435)             286,042
    NONOPERATING INCOME
       (EXPENSE):
       Interest expense, net...................................      (652,793)            (185,597)
       Gain on sale of equipment...............................        30,417               28,510
                                                                  -----------          -----------
                                                                     (622,376)            (157,087)
                                                                  -----------          -----------
    (LOSS) INCOME BEFORE BENEFIT
       (PROVISION) FOR INCOME TAXES............................    (2,700,811)             128,955
    BENEFIT (PROVISION) FOR INCOME TAXES ......................     1,017,132              (59,799)
                                                                  ===========          ===========
    NET (LOSS) INCOME                                            $ (1,683,679)        $     69,156
                                                                  ===========          ===========

    (LOSS) EARNINGS PER SHARE:
        Basic..................................................  $      (0.17)        $       0.01
                                                                  ===========          ===========
        Diluted................................................  $      (0.17)        $       0.01
                                                                  ===========          ===========
    WEIGHTED AVERAGE
     SHARES USED IN COMPUTING EARNINGS PER SHARE:
       Basic...................................................     9,777,500            9,777,500
                                                                  ===========          ===========
       Diluted.................................................     9,777,500            9,777,500
                                                                  ===========          ===========



                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,                    December 31,
                                                                                   1999                           1998
                                                                               ------------                   -------------
ASSETS
Current Assets:
      Cash and cash equivalents                                               $   3,855,769                  $    5,561,996
      Trade receivables, less  allowance for doubtful
           accounts of $1,448,012 and $1,093,403                                 13,129,023                      13,491,451
      Other receivables                                                           1,703,054                       1,376,576
      Prepaid expenses                                                              625,020                         840,887
      Due from related party                                                              -                         552,134
                                                                               ------------                   -------------
           Total current assets                                                  19,312,866                      21,823,044

Property and equipment, net                                                      61,579,036                      62,054,638
Goodwill, less accumulated amortization of
      $323,017 and $311,322                                                         845,925                         857,620
Restricted cash and investments                                                     668,262                       1,190,918
Other assets                                                                      4,305,643                       3,302,869
                                                                               ============                   =============
TOTAL ASSETS                                                                  $  86,711,732                  $   89,229,089
                                                                               ============                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                        $   6,101,057                  $    7,341,141
      Other accrued liabilities                                                   5,816,161                       6,017,108
      Current portion of notes payable                                            4,367,381                       3,988,067
      Current portion of capital lease obligations                                   43,877                          42,945
      Unearned revenue                                                              282,873                         470,684
      Due to related party                                                           60,300                               -
                                                                               ------------                   -------------
           Total current liabilities                                             16,671,649                      17,859,945

Notes payable, less current portion                                              29,765,079                      31,399,115
Revolving line of credit                                                         10,550,000                       8,550,000
Capital lease obligations, less current portion                                      64,756                          76,102
                                                                               ------------                   -------------
TOTAL LIABILITIES                                                                57,051,484                      57,885,162
                                                                               ------------                   -------------

Commitments

Stockholders' Equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized; no shares issued or outstanding                                    -                               -
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,777,500 shares issued and
           outstanding in 1998 and 1997                                              97,775                          97,775
      Additional paid-in capital                                                 37,982,818                      37,982,818
      Accumulated deficit in earnings                                            (8,420,345)                     (6,736,666)

                                                                               ------------                   -------------
           Total stockholders' equity                                            29,660,248                      31,343,927
                                                                               ============                   =============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  86,711,732                  $   89,229,089
                                                                               ============                   =============

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
          For the three months ended March 31, 1999 and March 31, 1998
                                   (Unaudited)


                                                                                 March 31,                 March 31,
                                                                                   1999                      1998
                                                                               -------------              ----------
Operating activities:
       Net loss                                                               $   (1,683,679)            $    69,156
       Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
            Depreciation and amortization                                          1,092,464                 734,321
            Provision for doubtful accounts                                          471,079                (183,629)
            Deferred income taxes                                                 (1,017,132)                387,683
            Gain on sale of fixed assets                                             (30,417)                (28,510)
            Decrease (increase) in:
              Trade receivables                                                     (108,651)               (548,403)
              Other receivables                                                     (327,478)                      0
              Prepaid expenses                                                       215,867                 275,011
            Increase (decrease) in:
              Accounts payable                                                    (1,240,084)              1,203,386
              Accrued liabilities                                                   (200,947)             (1,047,191)
              Due from related party                                                 612,434                       0
              Unearned revenue                                                      (187,811)                112,534

                                                                               -------------              ----------
       Net cash (used in) provided by operating activities                        (2,403,355)                974,358
                                                                               -------------              ----------

Investing activities:
       Decrease in due to related party                                                    0                 (20,100)
       Purchases & construction of property, plant & equipment                      (993,681)            (12,319,010)
       Proceeds from sale of equipment                                               430,000                 182,650
       Decrease in other assets                                                        3,289                 172,338
       Decrease in restricted cash and investments                                   522,656               3,461,284
                                                                               -------------              ----------
                 Net cash used in investing activities                               (37,736)             (8,522,838)
                                                                               -------------              ----------

Financing activities:
       Proceeds from borrowing on notes payable                                            0                 841,745
       Proceeds from borrowing on revolving line of credit                         2,000,000                       0
       Principal payments on notes payable                                        (1,254,722)               (807,607)
       Debt issue costs                                                                    0                (201,320)
       Principal payments under capital lease obligations                            (10,414)                 (9,546)
                                                                               -------------              ----------
                 Net cash provided by (used in) financing activities                 734,864                (176,728)
                                                                               -------------              ----------

       Net decrease in cash and cash equivalents                                  (1,706,227)             (7,725,208)
       Cash and Cash Equivalents, beginning of the period                          5,561,996              14,277,445
                                                                               -------------              ----------

       Cash and Cash Equivalents, end of period                                  $ 3,855,769             $ 6,552,237
                                                                               =============              ==========


                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 1999




1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 1998 that appear in the Form 10-K.



2. SEGMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended March 31, 1999 and 1998
------------------------------------------

Operating revenues for the three months ended March 31, 1999 were $22,750,604 an increase of $6,403,201 or 39.2%, compared to the first quarter of 1998. Based upon the deployment of an additional vessel, Trailer Bridge had 29.8% more overall vessel capacity deployed to Puerto Rico compared to the first quarter of 1998. Core trailer volume to Puerto Rico increased 71.8% compared to the year earlier period and total car and other vehicle volume was up 35.8% compared to the year earlier period. As a result, core trailer revenue to Puerto Rico increased $5,454,116 or 63.8% compared to the year earlier period and car and other vehicle revenue increased $875,464 or 24.7% compared to the year earlier period. For the first quarter, revenue from shipper owned or leased equipment moving to Puerto Rico increased $201,512 or 15.9% from the year earlier period. Volume from Puerto Rico increased 14.2% while related revenue increased $222,116 or 10.8% compared to the first quarter of 1998. Non-Puerto Rico revenue of $1,087,689 represented a decrease of 12.1% from the first quarter of 1998.

         First quarter operating loss was $2,078,435 a decrease of $2,364,477 from the $286,042 operating income in the year earlier period and an increase of $1,266,336 from the operating loss in the fourth quarter of 1998. Operating income was lower compared to the year earlier period primarily due to $2.4 million of additional costs related to the disruption resulting from the continued loss of use of the San Juan ramp structure due to Hurricane Georges. The favorable impact of the increased volume was offset by reduced rate levels and the impact of the new coastwise service. As a result, Trailer Bridge's operating ratio was 109.1% during the first quarter of 1999 compared to the 98.3% operating ratio during the year earlier period. Net interest expense of $652,793 was up $467,196 from the year earlier period that included significant interest income on short-term investments. During the first quarter of 1999, Trailer Bridge also had a gain of $30,417 related to the sale of older trailer equipment.

         The $2,382,910 of estimated additional costs related to the hurricane situation included $1,176,823 in operating and maintenance costs (comprised primarily of stevedoring and port related items), $1,005,230 in rent and purchased transportation (comprised primarily of terminal equipment rental, trucking expense in San Juan and the U.S. and revenue equipment rental), $121,523 in salaries and wages, $17,448 in insurance and claims and $61,886 in communications and other operating expenses.

          The inability to utilize the San Juan ramp necessitated alternative methods of discharging and re-loading the two roll-on, roll-off vessels that nearly quadrupled cargo operations time while at the same time reducing available vessel space. The resulting schedule tightness and uncertainty exacerbated costs beyond those directly related to San Juan cargo operations, including trucking costs on the mainland. The Company's goal during this period of disruption was to continue to provide a high level of service to customers despite certain adverse cost consequences. The new Triplestack Box Carriers(TM) now deployed in Puerto Rico do not utilize the floating ramp structure and were not adversely affected by Hurricane Georges. The ramp structure was re-floated on January 11. Following repairs, including filling tanks with permanent flotation foam, it was utilized for partial cargo operations on March 19 and full cargo operations in mid-April.

          Loss before income taxes for the first quarter was $2,700,811, a decrease of $2,829,766 from the year earlier period. After income taxes, net loss for the first quarter was $1,683,679, which was well below net income of $69,156 for the year earlier period. Net loss per share was $.17 for the first quarter compared to net income per share of $.01 for the year earlier.

          For the first quarter of 1999, total volume to Puerto Rico including cars and other vehicles grew 55.5% compared to the same period last year, well above the 29.8% increase in deployed vessel capacity. Total volume from Puerto Rico grew only 14.2% or less than half the growth in deployed vessel capacity. During that period, total revenue to and from Puerto Rico increased 48.5% and 10.8%, respectively, implying reductions 4.5% and 3.0%, respectively, in the overall average yield on Trailer Bridge's Puerto Rico business compared to the same period last year. Compared to the fourth quarter of 1998, the overall average yield on Trailer Bridge's business to Puerto Rico increased 1.4% and the overall average yield on business from Puerto Rico increased 2.2%. The Company's Puerto Rico deployed vessel capacity utilization during the first quarter was 88.1% to Puerto Rico and 26.8% from Puerto Rico. These were generally above comparable figures of 73.5% and 87.8% to Puerto Rico and 30.5% and 25.5% from Puerto Rico during the first and fourth quarters of 1998, respectively. They are, however, well below the benchmark utilization of 96.0% and 51.6% to and from Puerto Rico achieved during all of 1995.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, available cash amounted to $3.9 million, working capital was $2.6 million and stockholders' equity was equal to $29.7 million. Net cash used by operations was $2.4 million in the three months ended March 31, 1999 compared to net cash provided by operations of $974,358 in the same period in 1998. Net cash used in investing activities amounted to $37,736 in the three month period ending March 31, 1999 reflects $993,681 in capital expenditures partially offset by a decrease of restricted cash and investments of $522,656 representing the proceeds of the Company's Title XI bond issuances which were used to fund the construction of the Company's new Triplestack Box Carriers, the last of which was delivered in the period and $430,000 in proceeds from the sale of trailer equipment. Net cash provided by financing activities was $734,863 consisting of a $2.0 million draw down under the Company's revolving credit facility partially offset by $1.3 million in principal payments on notes payable.

         Management believes that cash flow from operations combined with the Company's borrowing capacity will be adequate to meet the Company's debt service requirements, its anticipated capital expenditures, and to meet its working capital needs.


YEAR 2000

         Management recognizes the potential effect Year 2000 may have on the Company's operations and, as a result, has implemented a Year 2000 Compliance Project.

         The Company's Year 2000 Compliance Project includes an awareness phase, an assessment phase, an implementing phase, and a testing phase of our data processing network, accounting systems, computer and operating systems and software packages. The project includes surveying our major customers and suppliers. Total costs incurred to date associated with the Company's Year 2000 compliance project have been expensed and to date total approximately $75,000.

         The Company's computer hardware, operating systems, dispatch applica-tions, PC network and other desktop applications are Year 2000 compliant as certified by the various vendors and application consultants. Year 2000 compliance for general accounting applications will be implemented and tested during the fourth quarter of 1998. Based on initial testing, Management does not anticipate any Year 2000 issues that will materially impact on operations or operating results.

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

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit                                              Page Number or Incorporated
Number              Description                             by Reference to
-------             -----------                      ---------------------------

11              Computation of Earnings Per            Page 12 of sequentially
                  Common Share                         numbered pages

27              Financial Data Schedule                Page 13 of sequentially
                                                       numbered pages


(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            TRAILER BRIDGE, INC.


Date: May 17, 1999                           By:  /s/ John D. McCown
                                                --------------------------------
                                                John D. McCown
                                                Chairman and Chief
                                                  Executive Officer



Date: May 17, 1999                          By:   /s/ Mark A. Tanner
                                               ---------------------------------
                                               Mark A. Tanner
                                               Vice President of Administration
                                                 and Chief Financial Officer