Form 10-Q
period 1999-06-30
TRAILER BRIDGE INC
filed 1999-08-16
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
   June 30, 1999                                                0-22837


                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                  13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                          32226               (904) 751-7100
(address of principal                  (Zip Code)        (Registrant's telephone
executive offices)                                              number)



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


                                 YES [X] NO [ ]

         As of June 30, 1999, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

         Operating results for the three and sixth month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1998 that appear in the Company's Annual Report on Form 10-K.


Statements of Operations for the Three and
         Six Months Ended June 30, 1999 and 1998 (unaudited)              Page 3

Balance Sheets as of
         June 30, 1999 and December 31, 1998 (unaudited)                  Page 4

Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998 (unaudited)              Page 5

Notes to Financial Statements as of
         June 30, 1999                                                    Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months                            Six Months
                                                                    Ended June 30,                         Ended June 30,
                                                         -------------------------------------  ------------------------------------
                                                               1999               1998               1999                1998
                                                         ----------------   ----------------    ----------------   -----------------

    OPERATING REVENUES ................................   $ 22,686,417       $ 18,408,322        $ 45,437,021       $ 34,755,725
    OPERATING EXPENSES:
       Salaries wages, and benefits ...................      3,898,023          3,931,179           7,861,317          7,824,621
       Rent and purchased transportation:
          Related Party ...............................      1,829,100          1,829,100           3,638,100          3,638,100
          Other .......................................      6,694,947          4,276,614          13,768,185          7,568,984
       Fuel ...........................................      1,607,744          1,381,577           2,967,369          2,720,289
       Operating and maintenance
          (exclusive of depreciation shown
          separately below) ...........................      5,353,351          3,957,817          12,757,183          7,200,223
       Taxes and licenses .............................        174,587            116,885             389,305            248,082
       Insurance and claims ...........................        634,908            409,253           1,166,212            909,240
       Communications and utilities ...................        206,156            212,359             415,457            354,466
       Depreciation and amortization ..................      1,156,611            891,088           2,224,056          1,625,409
       Other operating expenses .......................        990,573            991,578           2,162,855          1,969,397
                                                           -----------        -----------         -----------        -----------
                                                            22,546,000         17,997,450          47,375,039         34,058,811
                                                           -----------        -----------         -----------        -----------
    OPERATING INCOME (LOSS)............................        140,417            410,872          (1,938,018)           696,914
    NONOPERATING INCOME
       (EXPENSE):
       Interest expense, net...........................       (816,695)          (203,100)         (1,469,488)          (388,697)
       Gain on sale of equipment.......................         48,866            100,455              79,283            128,965
                                                           -----------        -----------         -----------        -----------
                                                              (767,829)          (102,645)         (1,390,205)          (259,732)
                                                           -----------        -----------         -----------        -----------

    (LOSS) INCOME BEFORE BENEFIT
       (PROVISION) FOR INCOME TAXES                           (627,412)           308,227         (3,328,223)            437,182
    BENEFIT (PROVISION) FOR INCOME TAXES ..............        228,035           (159,129)         1,245,167            (218,928)

                                                           ===========        ===========         ==========         ===========
    NET (LOSS) INCOME                                     $   (399,377)      $    149,098        $(2,083,056)       $    218,254
                                                           ===========        ===========         ==========         ===========

    NET (LOSS) INCOME PER
       SHARE ..........................................   $      (0.04)      $       0.02        $     (0.21)       $       0.02
                                                           ===========        ===========         ==========         ===========

    WEIGHTED AVERAGE
       SHARES OUTSTANDING .............................      9,777,500          9,777,500          9,777,500           9,777,500
                                                           ===========        ===========         ==========         ===========


                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                               June 30,                     December 31,
                                                                                 1999                           1998
                                                                           -----------------             -------------------

ASSETS
Current Assets:
      Cash and cash equivalents                                             $     3,336,157               $     5,561,996
      Trade receivables, less  allowance for doubtful
           accounts of $1,305,754 and $1,093,403                                 12,105,320                    13,491,451
      Other receivables                                                           2,771,290                     1,376,576
      Prepaid expenses                                                              986,470                       840,887
      Due from related party                                                              -                       552,134
                                                                             --------------                --------------
           Total current assets                                                  19,199,237                    21,823,044

Property and equipment, net                                                      65,529,069                    62,054,638
Goodwill, less accumulated amortization of
      $323,017 and $311,322                                                         834,231                       857,620
Restricted cash and investments                                                     675,637                     1,190,918
Other assets                                                                      4,488,024                     3,302,869
                                                                             ==============                ==============
TOTAL ASSETS                                                                $    90,726,198               $    89,229,089
                                                                             ==============                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                      $     6,949,172               $     7,341,141
      Other accrued liabilities                                                   4,714,343                     6,017,108
      Current portion of notes payable                                            4,310,724                     3,988,067
      Current portion of capital lease obligations                                   44,860                        42,945
      Unearned revenue                                                              380,799                       470,684
      Due to related party                                                          369,811                             -
                                                                             --------------                --------------
           Total current liabilities                                             16,769,709                    17,859,945

Notes payable, less current portion                                              29,092,464                    31,399,115
Revolving line of credit                                                         15,550,000                     8,550,000
Capital lease obligations, less current portion                                      53,154                        76,102
                                                                             --------------                --------------
TOTAL LIABILITIES                                                                61,465,327                    57,885,162
                                                                             --------------                --------------

Stockholders' Equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized; no shares issued or outstanding                                    -                             -
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,777,500 shares issued and
           outstanding in 1999 and 1998                                              97,775                        97,775
      Additional paid-in capital                                                 37,982,818                    37,982,818
      Accumulated deficit in earnings                                            (8,819,722)                   (6,736,666)
                                                                             --------------                --------------
           TOTAL STOCKHOLDERS' EQUITY                                            29,260,871                    31,343,927
                                                                             ==============                ==============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 90,726,198               $    89,229,089
                                                                             ==============                ==============


                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 1999 and June 30, 1998
                                   (Unaudited)

                                                                               June 30,                      June 30,
                                                                                 1999                          1998
                                                                          -------------------            ------------------
Operating activities:
       Net (loss) Income                                                   $    (2,083,056)               $      218,254
       Adjustments to reconcile net (loss) income to net
         cash (used in) provided by operating activities:
            Depreciation and amortization                                        2,249,056                     1,625,409
            Provision for doubtful accounts                                        739,997                       192,346
            Deferred income taxes                                               (1,245,167)                      253,402
            Gain on sale of fixed assets                                           (79,282)                     (128,645)
            Decrease (increase) in:
              Trade receivables                                                    646,134                    (1,080,730)
              Other receivables                                                 (1,394,714)                     (457,484)
              Prepaid expenses                                                    (145,583)                     (428,788)
            Increase (decrease) in:
              Accounts payable                                                    (391,969)                    1,123,570
              Accrued liabilities                                               (1,302,765)                     (914,193)
              Due to/from related party                                            921,945                       (20,100)
              Unearned revenue                                                     (89,885)                      (37,223)
                                                                            --------------                 -------------
       Net cash (used in) provided by operating activities                      (2,175,289)                      345,818
                                                                            --------------                 -------------

Investing activities:
       Purchases & construction of property, plant & equipment                  (6,460,562)                  (22,813,819)
       Proceeds from sale of equipment                                             861,884                       783,890
       Decrease in other assets                                                     37,874                       133,959
       Decrease in restricted cash and investments                                 515,281                    11,441,171
                                                                            --------------                 -------------
                 Net cash used in investing activities                          (5,045,523)                  (10,454,799)
                                                                            --------------                 -------------

Financing activities:
       Proceeds from borrowing on notes payable                                          0                     1,746,591
       Proceeds from borrowing on revolving line of credit                       7,000,000                             0
       Principal payments on notes payable                                      (1,983,994)                   (1,496,791)
       Debt issue costs                                                                  0                      (209,086)
       Principal payments under capital lease obligations                          (21,033)                      (19,267)
                                                                            --------------                 -------------
                 Net cash provided by financing activities                       4,994,973                        21,447
                                                                            --------------                 -------------

       Net decrease in cash and cash equivalents                                (2,225,839)                  (10,087,534)
       Cash and Cash Equivalents, beginning of the period                        5,561,996                    14,277,445
                                                                            --------------                 -------------

       Cash and Cash Equivalents, end of period                            $     3,336,157                $    4,189,911
                                                                            ==============                 =============


                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1999



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended June 30, 1999 and 1998
-----------------------------------------

          Total revenue was $22,686,417 for the three months ended June 30, 1999, an increase of $4,278,095 or 23.2% compared to the second quarter of 1998. Trailer Bridge had 2.7% more overall vessel capacity deployed to Puerto Rico compared to the second quarter of 1998 as full twice weekly sailing frequency was initiated but not fully in place throughout the year earlier quarter. Core trailer volume to Puerto Rico increased 50.9% and total car and other vehicle volume was up 31.3% compared to the year earlier period. As a result, core trailer revenue to Puerto Rico increased $3,071,883 or 32.2% and car and other vehicle revenue increased $1,023,281 or 25.4% compared to the year earlier period. For the second quarter, revenue from shipper owned or leased equipment moving to Puerto Rico decreased $71,300 or 5.7% from the year earlier period. Volume from Puerto Rico increased 15.4% while related revenue increased $96,028 or 4.0% compared to the second quarter of 1998. Total non-Puerto Rico revenue of $1,318,806 represented an increase of 13.6% from the second quarter of 1998.

          Second quarter operating income was $140,417, a decrease of $270,455 from the $410,872 operating income in the year earlier period. Operating income was lower compared to the year earlier period due to $709,335 of additional costs related to the disruption resulting from the loss of use of the San Juan ramp structure due to Hurricane Georges. As a result, Trailer Bridge's operating ratio was 99.4% during the second quarter of 1999 compared to the 97.8% operating ratio during the year earlier period. Net interest expense of $816,695 was up $613,595 from the year earlier period that included significant interest income on short-term investments. During the second quarter of 1999, Trailer Bridge also had a gain of $48,866 related to the sale of older trailer equipment.

          The $709,335 of estimated additional costs related to the hurricane situation included $422,123 in operating and maintenance costs (comprised primarily of stevedoring and port related items), $257,883 in rent and purchased transportation (comprised primarily of terminal equipment rental, trucking expense in San Juan and the U.S. and revenue equipment rental), and $29,329 in salaries and wages.

          The San Juan ramp structure was back in service in mid-April but further refinements were needed before stevedoring related costs began better resembling pre-Hurricane Georges levels as they did later in the quarter. Throughout the second quarter, stevedoring related costs lessened as Hurricane Georges related cost dissipated.

          Loss before income taxes for the second quarter was $627,412, a decrease of $935,639 from net income of $308,227 for the year earlier period. After income taxes, net loss for the second quarter was $399,377 compared to net income of $149,098 for the year earlier period. Net loss per share was $.04 for the second quarter compared to net income per share of $.02 for the year earlier period.

          For the second quarter of 1999, total volume to Puerto Rico including cars and other vehicles grew 36.6% compared to the same period last year, well above the 2.7% increase in deployed vessel capacity. Total volumes from Puerto Rico grew 15.4% or also well above the growth in deployed vessel capacity. During that period, total revenue to and from Puerto Rico increased 27.1% and 4.0%, respectively, implying reductions of 7.0% and 9.9%, respectively, in the overall average yield on Trailer Bridge's Puerto Rico business compared to the same period last year. The Company's Puerto Rico deployed vessel capacity utilization during the second quarter was 90.6% to Puerto Rico and 30.6% from Puerto Rico. These were above comparable figures of 68.1% to Puerto Rico and 28.0% from Puerto Rico during the second quarter of 1998. They are, however, well below the benchmark utilization of 96.0% and 51.6% to and from Puerto Rico achieved during all of 1995.


Six Months Ended June 30, 1999 and 1998
---------------------------------------

         Total revenue was $45,437,021 for the six months ended June 30, 1999, an increase of $10,681,296 or 30.7% compared to the six months ended June 30, 1998. Trailer Bridge had 14.8% more overall vessel capacity deployed to Puerto Rico compared to the six months ended June 30, 1998 as full twice weekly sailing frequency was initiated but not fully in place throughout the prior year period. Core trailer volume to Puerto Rico increased 60.1% and total car and other vehicle volume was up 21.8% compared to the six months ended June 30, 1998. As a result, core trailer revenue to Puerto Rico increased $8,325,999 or 46.8% and car and other vehicle revenue increased $1,898,745 or 25.1% compared to the six months ended June 30, 1998. For the six months ended June 30, 1999, revenue from shipper owned or leased equipment moving to Puerto Rico increased $130,212 or 5.1% from the six months ended June 30, 1998. Volume from Puerto Rico increased 16.5% while related revenue increased $158,943 or 3.6% compared to the six months ended June 30, 1998. Total non-Puerto Rico revenue of $2,406,495 represented an increase of $8,196 from the six months ended June 30, 1998.

         Operating loss for the six months ended June 30, 1999 was $1,938,018, a decrease of $2,634,932 from the $696,914 operating income in the six months ended June 30, 1998. Operating income was lower compared to the six months ended June 30, 1999 due to $3,092,245 of additional costs related to the disruption resulting from the loss of use of the San Juan ramp structure due to Hurricane Georges. Approximately $2.3 million of these costs occurred in the first quarter of 1999 and approximately $700,000 of these costs occurred in the early part of the second quarter of 1999. As a result, Trailer Bridge's operating ratio was 104.3% during the six months ended June 30, 1999 compared to the 98.0% operating ratio during the six months ended June 30, 1998. Net interest expense of $1,469,488 was up $1,080,791 from the six months ended June 30, 1998 that included significant interest income on short-term investments. During the six months ended June 30, 1999, Trailer Bridge also had a gain of $79,283 related to the sale of older trailer equipment.

         The $3,092,245 of estimated additional costs related to the hurricane situation included $1,598,946 in operating and maintenance costs (comprised primarily of stevedoring and port related items), $1,263,113 in rent and purchased transportation (comprised primarily of terminal equipment rental, trucking expense in San Juan and the U.S. and revenue equipment rental), $150,852 in salaries and wages, $17,449 in insurance and claims and $61,885 in communications and other operating expenses.

         Loss before income taxes for the six months ended was $3,328,223, a decrease of $3,765,405 from the income before income taxes of $437,182 for the six months ended June 30, 1998. After income taxes, net loss for the six months ended June 30, 1999 was $2,083,056 compared to net income of $218,254 for the six months ended June 30, 1998. Net loss per share was $.21 for the six months ended June 30, 1999 compared to net income per share of $.02 for the six months ended June 30, 1998.

         For the six months ended June 30, 1999, total volume to Puerto Rico including cars and other vehicles grew 46.0% compared to the six months ended June 30, 1998, well above the 14.8% increase in deployed vessel capacity. Total volumes from Puerto Rico grew 14.8% slightly below the 16.5% growth in deployed vessel capacity. During the six months ended June 30, 1999, total revenue to and from Puerto Rico increased 37.1% and 7.1%, respectively, implying reductions of 6.1% and 6.7%, respectively, in the overall average yield on Trailer Bridge's Puerto Rico business compared to the six months ended June 30,1998. The Company's Puerto Rico deployed vessel capacity utilization during the six months ended June 30, 1999 was 89.7% to Puerto Rico and 28.7% from Puerto compared to 70.5% and 29.1%, respectively, for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, available cash amounted to $3.3 million, working capital was $2.4 million and stockholders equity was equal to $29.3 million. Net cash used by operations was $2.2 million in the six months ended June 30, 1999 compared to net cash provided by operations of $345,818 in the same period in 1998. Net cash provided by operations in the second quarter of 1999 was $228,086 a significant improvement over the $2.4 million used in the first quarter of 1999, reflecting the dissipation of Hurricane Georges related stevedoring expenses throughout the second quarter. Net cash used in investing activities amounted to $5.0 million in the six month period ending June 30, 1999 reflecting $6.5 million in capital expenditures partially offset by a decrease of restricted cash and investments of $515,281 representing the proceeds of the Company's Title XI bond issuances which were used to fund the construction of the Company's new Triplestack Box Carriers, the last of which was delivered in the period, and $861,884 in proceeds from the sale of older trailer equipment. Net cash provided by financing activities was $5.0 million consisting of a $7.0 million draw down under the Company's revolving credit facility partially offset by $2.0 million in principal payments on notes payable. The Company voluntarily reduced the capacity of its revolving credit facility to $22 million. The Company does not expect to utilize this revolving credit facility for the remainder of 1999.

         Management believes that cash flow from operations combined with equipment financings will be adequate to meet the Company's debt service requirements, its anticipated capital expenditures, and to meet its working capital needs for the remainder of 1999.


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

         The Company's computer hardware, operating systems, dispatch applications, PC network and other desktop applications are Year 2000 compliant as certified by the various vendors and application consultants. Year 2000 compliance for general accounting applications were implemented throughout the year and finally tested on July 1, 1999. Based on the results of the testing, Management does not anticipate any Year 2000 issues that will materially impact on operations or operating results.

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

         The Company's contingency plan is designed to assure that the Company will be able to continue to provide services in the event that third party customers or suppliers fail to properly respond to their Year 2000 issues.


FORWARD-LOOKING STATEMENTS

         This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of weather, economic recessions, changes in demand for transportation services offered by the Company, and changes in rate levels for transportation services offered by the Company.

                                     PART II

                                OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on one item at the Annual Meeting of Shareholders held on May 18, 1999:

     1. The election of four directors, to terms ending in 2000.

         Votes were cast for election of directors as follows:

         Nominee                    Votes For        Votes Withheld
         -------                    ---------        --------------

         Malcom P. McLean           3,522,769            19,720
         John D McCown              3,522,769            19,720
         Kenneth G. Younger         3,522,769            19,720
         Artis James                3,520,269            22,220


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


                                            TRAILER BRIDGE, INC.


Date: August 13, 1999                       By:  /s/ John D. McCown
                                               ---------------------------------
                                                 John D. McCown
                                                 Chairman and Chief
                                                  Executive Officer



Date: August 13, 1999                       By:  /s/ Mark A. Tanner
                                               ---------------------------------
                                                 Mark A. Tanner
                                                 Vice President of
                                                  Administration and Chief
                                                  Financial Officer