Form 10-Q
period 1999-09-30
TRAILER BRIDGE INC
filed 1999-11-15
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
 September 30, 1999                                               0-22837


                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                  13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                          32226               (904) 751-7100
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


                                 YES [X]     NO [ ]

         As of September 30, 1999, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The interim financial statements contained herein reflect all adjustments, which in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. They have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1998 that appear in the Company's Annual Report on Form 10-K.


Statements of Operations for the Three and
         Nine Months Ended September 30, 1999 and 1998 (unaudited)        Page 3

Balance Sheets as of
         September 30, 1999 and December 31, 1998 (unaudited)             Page 4

Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 1998 (unaudited)        Page 5

Notes to Financial Statements as of
         September 30, 1999                                               Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months                      Nine Months
                                                          Ended September 30,              Ended September 30,
                                                    -------------------------------- --------------------------------
                                                         1999             1998            1999             1998
                                                    ---------------- --------------- ---------------- ---------------

   OPERATING REVENUES ............................   $ 20,625,799     $ 18,851,977     $ 66,062,820    $ 53,607,702
   OPERATING EXPENSES:
      Salaries wages, and benefits ...............      4,109,261        4,149,018       11,970,579      11,973,639
      Rent and purchased transportation:
         Related Party ...........................      1,849,200        1,249,200        5,487,300       4,887,300
         Other ...................................      6,276,954        5,121,110       20,045,138      12,690,094
      Fuel .......................................      1,776,631        1,361,319        4,744,000       4,081,608
      Operating and maintenance
         (exclusive of depreciation shown
         separately below) .......................      2,214,603        4,400,266       14,971,786      11,600,489
      Taxes and licenses .........................        161,548           94,486          550,854         342,568
      Insurance and claims .......................        231,355          490,345        1,397,567       1,399,585
      Communications and utilities ...............        262,607          210,467          676,091         564,933
      Depreciation and amortization ..............      1,214,478          933,162        3,463,553       2,558,571
      Other operating expenses ...................      1,064,988        1,240,396        3,229,795       3,209,793
                                                    ---------------- --------------- ---------------- ---------------
                                                       19,161,625       19,249,769       66,536,663      53,308,580
                                                    ---------------- --------------- ---------------- ---------------
   OPERATING INCOME (LOSS) .......................      1,464,174         (397,792)        (473,843)        299,122
   NONOPERATING INCOME
      (EXPENSE):
      Interest expense, net.......................       (889,423)        (305,025)      (2,358,912)       (693,722)
      Gain on sale of equipment...................          4,008           61,600           83,291         190,565
                                                    ---------------- --------------- ---------------- ---------------
                                                         (885,415)        (243,425)      (2,275,621)       (503,157)
                                                    ---------------- --------------- ---------------- ---------------

   INCOME (LOSS) BEFORE (PROVISION)
      BENEFIT FOR INCOME TAXES....................        578,759         (641,217)      (2,749,464)       (204,035)
   BENEFIT (PROVISION) FOR INCOME TAXES ..........       (233,142)         205,612        1,012,025         (13,316)
                                                    ---------------- --------------- ---------------- ---------------
   NET INCOME (LOSS)                                 $    345,617     $  (435,605)     $ (1,737,439)   $   (217,351)
                                                    ================ =============== ================ ===============

   NET INCOME (LOSS) PER
      SHARE ......................................   $       0.04     $     (0.04)     $      (0.18)   $      (0.02)
                                                    ================ =============== ================ ===============

   WEIGHTED AVERAGE
      SHARES OUTSTANDING .........................      9,777,500       9,777,500         9,777,500       9,777,500
                                                    ================ =============== ================ ===============


                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30,               December 31,
                                                                          1999                       1998
                                                                   ------------------          -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                       $   1,991,295               $  5,561,996
     Trade receivables, less  allowance for doubtful
         accounts of $1,327,446 and $1,093,403                          11,470,690                 13,491,451
     Other receivables                                                   3,823,137                  1,376,576
     Prepaid expenses                                                    1,217,209                    840,887
     Due from related party                                                      -                    552,134
                                                                   ------------------          -----------------
         Total current assets                                           18,502,331                 21,823,044

Property and equipment, net                                             65,041,262                 62,054,638
Goodwill, less accumulated amortization of
     $334,712 and $311,322                                                 822,536                    857,620
Restricted cash and investments                                            683,391                  1,190,918
Other assets                                                             4,248,255                  3,302,869
                                                                   ==================          =================
TOTAL ASSETS                                                         $  89,297,775               $ 89,229,089
                                                                   ==================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $   7,238,978               $  7,341,141
     Other accrued liabilities                                           4,223,077                  6,017,108
     Current portion of notes payable                                    4,138,967                  3,988,067
     Current portion of capital lease obligations                           45,875                     42,945
     Unearned revenue                                                      392,213                    470,684
     Due to related party                                                   80,400                          -
                                                                   ------------------          -----------------
         Total current liabilities                                      16,119,510                 17,859,945

Notes payable, less current portion                                     27,980,471                 31,399,115
Revolving line of credit                                                15,550,000                  8,550,000
Capital lease obligations, less current portion                             41,306                     76,102
                                                                   ------------------          -----------------
TOTAL LIABILITIES                                                       59,691,287                 57,885,162
                                                                   ------------------          -----------------


Stockholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized; no shares issued or outstanding                             -                          -
     Common stock, $.01 par value, 20,000,000 shares
         authorized; 9,777,500 shares issued and
         outstanding in 1999 and 1998                                       97,775                     97,775
     Additional paid-in capital                                         37,982,818                 37,982,818
     Accumulated deficit in earnings                                    (8,474,105)                (6,736,666)
                                                                   ------------------          -----------------
         TOTAL STOCKHOLDERS' EQUITY                                     29,606,488                 31,343,927
                                                                   ==================          =================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  89,297,775               $ 89,229,089
                                                                   ==================          =================


                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 1999 and September 30, 1998
                                   (Unaudited)

                                                                        September 30,                   September 30,
                                                                             1999                           1998
                                                                      -------------------            ------------------
Operating activities:
       Net (loss) income                                                 $ (1,737,439)                 $   (217,351)
       Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities:
            Depreciation and amortization                                   3,463,553                     2,558,571
            Provision for doubtful accounts                                 1,223,445                       542,964
            Deferred income taxes                                          (1,012,025)                       47,790
            Gain on sale of fixed assets                                      (83,291)                     (190,565)
            Decrease (increase) in:
              Trade receivables                                               797,316                    (3,549,782)
              Other receivables                                            (2,446,561)                     (155,396)
              Prepaid expenses                                               (376,322)                     (501,213)
            Increase (decrease) in:
              Accounts payable                                               (102,163)                     (170,383)
              Accrued liabilities                                          (1,794,031)                      428,294
              Due to/from related party                                       632,534                      (623,609)
              Unearned revenue                                                (78,471)                      716,681

                                                                      -------------------            ------------------
       Net cash (used in) provided by operating activities                 (1,513,474)                   (1,113,999)
                                                                      -------------------            ------------------

Investing activities:
       Purchases & construction of property, plant & equipment             (7,279,722)                  (30,244,227)
       Proceeds from sale of equipment                                        981,127                     1,089,390
       Decrease in other assets                                                33,432                       127,246
       Decrease in restricted cash and investments                            507,527                    15,563,304
                                                                      -------------------            ------------------
                 Net cash used in investing activities                     (5,757,617)                  (13,464,287)
                                                                      -------------------            ------------------

Financing activities:
       Proceeds from borrowing on notes payable                                     0                     7,246,591
       Proceeds from borrowing on revolving line of credit                  7,000,000                             0
       Principal payments on notes payable                                 (3,267,744)                   (2,758,043)
       Debt issue costs                                                             0                      (210,450)
       Principal payments under capital lease obligations                     (31,866)                      (29,171)
                                                                      -------------------            ------------------
                 Net cash provided by financing activities                  3,700,390                     4,248,927
                                                                      -------------------            ------------------

       Net decrease in cash and cash equivalents                           (3,570,701)                  (10,329,359)
       Cash and Cash Equivalents, beginning of the period                   5,561,996                    14,277,445
                                                                      -------------------            ------------------

       Cash and Cash Equivalents, end of period                          $  1,991,295                  $  3,948,086
                                                                      ===================            ==================


                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999




1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 1998 which appear in the Form 10-K.



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

          Total revenue for the three months ended September 30, 1999, was $20,625,799, an increase of $1,773,822 or 9.4% compared to the third quarter of 1998. Trailer Bridge had 7.5% less overall vessel capacity deployed to Puerto Rico compared to the third quarter of 1998 primarily due to one less voyage of Trailer Bridge's large roll-on, roll-off vessels during the period because of Hurricane Floyd. The tugboat that was towing Trailer Bridge's vessel the week of the storm suffered a casualty and needed to be replaced. While neither Trailer Bridge's vessel nor its cargo was damaged by this marine casualty, the time and recovery efforts of substituting a new tug caused a major schedule disruption that resulted in one less roll-on, roll-off voyage.

         Core trailer volume to Puerto Rico increased .5% compared to the year earlier period and total car and other vehicle volume was up 15.3% compared to the year earlier period. As a result, core trailer revenue to Puerto Rico increased $364,726 or 3.2% compared to the year earlier period and car and other vehicle revenue increased $281,185 or 8.7% compared to the year earlier period. For the third quarter, revenue from shipper owned or leased equipment moving to Puerto Rico decreased $205,216 or 18.0% from the year earlier period. Volume from Puerto Rico increased 37.6% while related revenue increased $569,585 or 31.2% compared to the third quarter of 1998. Total non-Puerto Rico revenue of $1,893,661 represented an increase of 67.6% from the third quarter of 1998.

          Third quarter operating income was $1,464,174, an increase of $1,861,966 from the $397,792 operating loss in the year earlier period. Operating income during the period was significantly impacted by two non-recurring events that were partially offsetting. During the period Trailer Bridge recognized a recovery of certain operating expenses in the amount of $3,710,000 related to costs associated with the floating ramp structure formerly used in Jacksonville which have been determined to be insurable losses and certain other excess miscellaneous expenses related to the floating ramp system. The recovery was partially offset by the non-recurring revenue effect of the lost voyage described above. Revenue for the roll-on, roll-off voyage immediately preceding was $1,108,660. Continuing rate pressure in the Puerto Rico freight market further offset the non-recurring insurance amount. As a result of the above, the operating ratio was 92.9% during the third quarter of 1999 compared to the 102.1% operating ratio during the year earlier period. Net interest expense of $889,423 was up $584,398 from the year earlier period due to increased debt. During the third quarter of 1999, Trailer Bridge also had a gain of $4,008 related to the sale of older trailer equipment.

          Income before income taxes for the third quarter was $578,759, an increase of $1,219,976 from the year earlier period. After income taxes, net income for the third quarter was $345,617 compared to net loss of $435,605 for the year earlier period. Net income per share was $.04 for the third quarter compared to net loss per share of $.04 for the year earlier period.

          For the third quarter of 1999, total volume to Puerto Rico including cars and other vehicles decreased 1.7% compared to the same period last year, above the 7.5% decrease in deployed southbound vessel capacity. Total volumes from Puerto Rico grew 37.8% or well above the 2.7% decrease in deployed northbound vessel capacity. During that period, total revenue to and from Puerto Rico increased 2.8% and 31.2%, respectively, implying an increase of 4.6% and a decrease of 4.8%, respectively, in the overall average yield on Trailer Bridge's Puerto Rico business compared to the same period last year. The Company's Puerto Rico deployed vessel capacity utilization during the third quarter was 82.7% to Puerto Rico and 32.8% from Puerto Rico. These were above comparable figures of 77.8% to Puerto Rico and 23.2% from Puerto Rico during the third quarter of 1998. The third quarter capacity utilization levels continue to be below the benchmark utilization of 96.0% and 51.6% to and from Puerto Rico achieved during all of 1995.


Nine Months Ended September  30, 1999 and 1998
----------------------------------------------

         Total revenue was $66,062,820 for the nine months ended September 30, 1999, an increase of $12,455,118 or 23.2% compared to the nine months ended September 30, 1998. Trailer Bridge had 8.1% more overall vessel capacity deployed to Puerto Rico compared to the nine months ended September 30, 1998 as full twice weekly sailing frequency was initiated but not fully in place throughout the prior year period. Core trailer volume to Puerto Rico increased 35.8% and total car and other vehicle volume was up 73.9% compared to the nine months ended September 30, 1998. As a result, core trailer revenue to Puerto Rico increased $8,690,725 or 29.7% and car and other vehicle revenue increased $2,179,930 or 20.2% compared to the nine months ended September 30, 1998. For the nine months ended September 30, 1999, revenue from shipper owned or leased equipment moving to Puerto Rico decreased $75,004 or 2.0% from the nine months ended September 30, 1998. Volume from Puerto Rico increased 21.0% while related revenue increased $638,098 or 10.3% compared to the nine months ended September 30, 1998. Total non-Puerto Rico, including Atlantic Highway, revenue of $4,300,156 represented an increase of $771,738 from the nine months ended September 30, 1998.

         Operating loss for the nine months ended September 30, 1999 was $473,843, a decrease of $772,965 from the $299,122 operating income in the nine months ended September 30, 1998. Operating income was lower compared to the nine months ended September 30, 1998 due to $3,092,245 of additional costs related to the disruption resulting from the loss of use of the San Juan ramp structure due to Hurricane Georges. Approximately $2.3 million of these costs occurred in the first quarter of 1999 and approximately $700,000 of these costs occurred in the early part of the second quarter of 1999. These additional expenses were offset in the third quarter by a cost recovery of $3.7 million from an unrelated ramp casualty. As a result, Trailer Bridge's operating ratio was 100.7% during the nine months ended September 30, 1999 compared to the 99.4% operating ratio during the nine months ended September 30, 1998. Net interest expense of $2,358,912 was up $1,665,190 from the nine months ended September 30, 1998 that included significant interest income on short-term investments. During the nine months ended September 30, 1999, Trailer Bridge also had a gain of $83,921 related to the sale of older trailer equipment.

         The $3,092,245 of estimated additional costs related to the hurricane situation included $1,598,946 in operating and maintenance costs (comprised primarily of stevedoring and port related items $1,263,113 in rent and purchased transportation (comprised primarily of terminal equipment rental, trucking expense in San Juan and the U.S. and revenue equipment rental), $150,852 in salaries and wages, $17,449 in insurance and claims and $61,885 in communications and other operating expenses.

         Loss before income taxes for the nine months ended September 30, 1999 was $2,749,464, a decrease of $2,545,429 from the loss before income taxes of $204,035 for the nine months ended September 30, 1998. After income taxes, net loss for the nine months ended September 30, 1999 was $1,737,439 compared to a net loss of $217,351 for the nine months ended September 30, 1998. Net loss per share was $.18 for the nine months ended September 30, 1999 compared to net loss per share of $.02 for the nine months ended September 30, 1998.

         For the nine months ended September 30, 1999, total volume to Puerto Rico including cars and other vehicles grew 27.3% compared to the nine months ended September 30, 1998, well above the 6.6% increase in deployed vessel capacity. Total volumes from Puerto Rico grew 21.9% also well above the 9.6% growth in deployed vessel capacity. During the nine months ended September 30, 1999, total revenue to and from Puerto Rico increased 24.7% and 14.1%, respectively, implying reductions of 2.1% and 6.4%, respectively, in the overall average yield on Trailer Bridge's Puerto Rico business compared to the nine months ended September 30, 1998. The Company's Puerto Rico deployed vessel capacity utilization during the nine months ended September 30, 1999 was 87.4% to Puerto Rico and 30.0% from Puerto compared to 73.2% and 27.0%, respectively, for the nine months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1999, available cash amounted to $2.0 million, working capital was $2.3 million and Stockholders equity was equal to $29.6 million. Net cash used by operations was $1.5 million in the nine months ended September 30, 1999 compared to net cash used by operations of $1.1 million in the same period in 1998. Net cash used in investing activities amounted to $5.8 million in the nine-month period ending September 30, 1999, reflecting $7.3 million in capital expenditures. This was partially offset by a decrease of restricted cash and investments of $507,527 representing the proceeds of the Company's Title XI bond issuances which were used to fund the construction of the Company's new Triplestack Box Carriers, the last of which was delivered in the first quarter. Net cash provided by financing activities was $3.7 million consisting of a $7.0 million draw down under the Company's revolving credit facility partially offset by $3.3 million in principal payments on notes payable.

         Preliminary review of October, 1999 results indicates that the Company generated a profit and positive cash flow from operations for that period sufficient to meet all obligations. Management believes that available cash balances and cash flow from operations combined with possible transactions with Kadampanattu Corp., an affiliate, will be adequate to meet the Company's debt service requirements, its anticipated capital expenditures, and to meet its working capital needs.


YEAR 2000

         Management recognizes the potential effect Year 2000 may have on the Company's operations and, as a result, has implemented a Year 2000 Compliance Project.

         The Company's computer hardware, operating systems, dispatch applica-tions, PC network and other desktop applications are Year 2000 compliant as certified by the various vendors and application consultants. Year 2000 compliance for general accounting applications were implemented throughout the year and finally tested on July 1, 1999. Based on the results of the testing, Management does not anticipate any Year 2000 issues that will materially impact on operations or operating results. Total costs incurred to date associated with the Company's Year 2000 compliance project have been reflected in the Company's income statement throughout 1998 and 1999, and were approximately $75,000 in 1998 and $15,000 in 1999.

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


                                     PART II

                                OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit                                              Page Number or Incorporated
Number              Description                            by Reference to
------              -----------                      ---------------------------

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


                                           TRAILER BRIDGE, INC.


Date: November 15, 1999                    By:  /s/ John D. McCown
                                              ---------------------------------
                                                John D. McCown
                                                Chairman and Chief
                                                 Executive Officer


Date: November 15, 1999                    By:  /s/ Mark A. Tanner
                                              ---------------------------------
                                                Mark A. Tanner
                                                Vice President of Administration
                                                 and Chief Financial Officer