Form 10-Q/A
period 1999-09-30
TRAILER BRIDGE INC
filed 2000-03-31
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                     PART I

                              FINANCIAL INFORMATION

         Trailer Bridge, Inc. hereby amends Items 1 and 2 of Part I of its quarterly report on Form 10-Q/A for the quarterly period ended September 30, 1999.

RESTATEMENT:


Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, the Company's management determined that the Company had inappropriately recorded a receivable related to an insurance recovery in the quarterly period ended September 30, 1999 prior to the date the proceeds were realized. As a result, the Company's financial statements for the three and nine month periods ended September 30, 1999 have been restated to reduce other receivables by $3,710,000 and to increase operating and maintenance expenses by $3,710,000.

Item 1.   Financial Statements (Unaudited).

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

         Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, the information set forth in the accompanying financial statements is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1998 that appear in the Company's Annual Report on Form 10-K.

Statements of Operations for the Three and
         Nine Months Ended September 30, 1999
         (as restated) and 1998                                           Page 3

Balance Sheets as of
         September 30, 1999 (as restated) and December 31, 1998           Page 4

Statements of Cash Flows for the
         Nine Months Ended September 30, 1999
         (as restated) and 1998                                           Page 5

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months                       Nine Months
                                                             Ended September 30,               Ended September 30,
                                                      ---------------------------------- ---------------------------------
                                                           1999              1998             1999             1998
                                                      ----------------  ---------------- ---------------- ----------------
                                                        (AS RESTATED                       (AS RESTATED
                                                         SEE NOTE 3)                        SEE NOTE 3)
OPERATING REVENUES ...............................      $ 20,625,799      $ 18,851,977     $ 66,062,820     $ 53,607,702
OPERATING EXPENSES:
   Salaries wages, and benefits ..................         4,109,261         4,149,018       11,970,579       11,973,639
   Rent and purchased transportation:
      Related Party ..............................         1,849,200         1,249,200        5,487,300        4,887,300
      Other ......................................         6,276,954         5,121,110       20,045,138       12,690,094
   Fuel ..........................................         1,776,631         1,361,319        4,744,000        4,081,608
   Operating and maintenance
      (exclusive of depreciation shown
      separately below) ..........................         5,924,603         4,400,266       18,681,786       11,600,489
   Taxes and licenses ............................           161,548            94,486          550,854          342,568
   Insurance and claims ..........................           231,355           490,345        1,397,567        1,399,585
   Communications and utilities ..................           262,607           210,467          676,091          564,933
   Depreciation and amortization .................         1,214,478           933,162        3,463,553        2,558,571
   Other operating expenses ......................         1,064,988         1,240,396        3,229,795        3,209,793
                                                      ----------------  ---------------- ---------------- ----------------
                                                          22,871,625        19,249,769       70,246,663       53,308,580
                                                      ----------------  ---------------- ---------------- ----------------
OPERATING (LOSS) INCOME ..........................        (2,245,826)         (397,792)      (4,183,843)         299,122
NONOPERATING INCOME
   (EXPENSE):
   Interest expense, net..........................          (889,423)         (305,025)      (2,358,912)        (693,722)
   Gain on sale of equipment,.....................             4,008            61,600           83,291          190,565
                                                      ----------------  ---------------- ---------------- ----------------
                                                            (885,415)         (243,425)      (2,275,621)        (503,157)
                                                      ----------------  ---------------- ---------------- ----------------

LOSS BEFORE BENEFIT
   (PROVISION) FOR INCOME TAXES...................        (3,131,241)         (641,217)      (6,459,464)        (204,035)
BENEFIT (PROVISION) FOR INCOME TAXES .............         1,176,658           205,612        2,421,825          (13,316)
                                                      ----------------  ---------------- ---------------- ----------------
NET LOSS..........................................      $ (1,954,583)    $    (435,605)   $  (4,037,639)   $    (217,351)
                                                      ================  ================ ================ ================

NET LOSS PER SHARE................................      $      (0.20)    $       (0.04)   $       (0.41)   $       (0.02)
                                                      ================  ================ ================ ================

WEIGHTED AVERAGE
   SHARES OUTSTANDING ............................         9,777,500         9,777,500        9,777,500        9,777,500
                                                      ================  ================ ================ ================

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30,               December 31,
                                                                          1999                       1998
                                                                    ------------------          -----------------
                                                                      (AS RESTATED
                                                                       SEE NOTE 3)
ASSETS
Current Assets:
     Cash and cash equivalents                                       $   1,991,295               $  5,561,996
     Trade receivables, less  allowance for doubtful
         accounts of $1,327,446 and $1,093,403                          11,470,690                 13,491,451
     Other receivables                                                     113,137                  1,376,576
     Prepaid expenses                                                    1,217,209                    840,887
     Due from related party                                                      -                    552,134
                                                                    ------------------          -----------------
         Total current assets                                           14,792,331                 21,823,044

Property and equipment, net                                             65,041,262                 62,054,638
Goodwill, less accumulated amortization of
     $334,712 and $311,322                                                 822,536                    857,620
Restricted cash and investments                                            683,391                  1,190,918
Other assets                                                             5,658,055                  3,302,869
                                                                    ==================          =================
TOTAL ASSETS                                                         $  86,997,575               $ 89,229,089
                                                                    ==================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $   7,238,978               $  7,341,141
     Other accrued liabilities                                           4,223,077                  6,017,108
     Current portion of notes payable                                    4,138,967                  3,988,067
     Current portion of capital lease obligations                           45,875                     42,945
     Unearned revenue                                                      392,213                    470,684
     Due to related party                                                   80,400                          -
                                                                    ------------------          -----------------
         Total current liabilities                                      16,119,510                 17,859,945

Notes payable, less current portion                                     27,980,471                 31,399,115
Revolving line of credit                                                15,550,000                  8,550,000
Capital lease obligations, less current portion                             41,306                     76,102
                                                                    ------------------          -----------------
TOTAL LIABILITIES                                                       59,691,287                 57,885,162
                                                                    ------------------          -----------------


Stockholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized; no shares issued or outstanding                             -                          -
     Common stock, $.01 par value, 20,000,000 shares
         authorized; 9,777,500 shares issued and
         outstanding in 1999 and 1998                                       97,775                     97,775
     Additional paid-in capital                                         37,982,818                 37,982,818
     Accumulated deficit in earnings                                   (10,774,305)                (6,736,666)
                                                                    ------------------          -----------------
         TOTAL STOCKHOLDERS' EQUITY                                     27,306,288                 31,343,927
                                                                    ==================          =================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  86,997,575               $ 89,229,089
                                                                    ==================          =================

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 1999 and September 30, 1998
                                   (Unaudited)

                                                                                 September                    September 30,
                                                                                    1999                          1998
                                                                             -------------------            ------------------
                                                                               (AS RESTATED
                                                                                SEE NOTE 3)
Operating activities:
       Net loss                                                                 $ (4,037,639)                 $   (217,351)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                          3,463,534                     2,558,571
            Provision for doubtful accounts                                        1,223,445                       542,964
            Deferred income taxes                                                 (2,421,825)                       47,790
            Gain on sale of fixed assets                                             (83,291)                     (190,565)
            Decrease (increase) in:
              Trade receivables                                                      797,316                    (3,549,782)
              Other receivables                                                    1,263,439                      (155,396)
              Prepaid expenses                                                      (376,322)                     (501,213)
            Increase (decrease) in:
              Accounts payable                                                      (102,163)                     (170,383)
              Accrued liabilities                                                 (1,794,031)                      428,294
              Due to/from related party                                              632,534                      (623,609)
              Unearned revenue                                                       (78,471)                      716,681

                                                                             -------------------            ------------------
                 Net cash used in operating activities                            (1,513,474)                   (1,113,999)
                                                                             -------------------            ------------------

Investing activities:
       Purchases & construction of property, plant & equipment                    (7,279,722)                  (30,244,227)
       Proceeds from sale of equipment                                               981,146                     1,089,390
       Decrease in other assets                                                       33,432                       127,246
       Decrease in restricted cash and investments                                   507,527                    15,563,304
                                                                             -------------------            ------------------
                 Net cash used in investing activities                            (5,757,617)                  (13,464,287)
                                                                             -------------------            ------------------

Financing activities:
       Proceeds from borrowing on notes payable                                            0                     7,246,591
       Proceeds from borrowing on revolving line of credit                         7,000,000                             0
       Principal payments on notes payable                                        (3,267,744)                   (2,758,043)
       Debt issue costs                                                                    0                      (210,450)
       Principal payments under capital lease obligations                            (31,866)                      (29,171)
                                                                             -------------------            ------------------
                 Net cash provided by financing activities                         3,700,390                     4,248,927
                                                                             -------------------            ------------------

       Net decrease in cash and cash equivalents                                  (3,570,701)                  (10,329,359)
       Cash and Cash Equivalents, beginning of the period                          5,561,996                    14,277,445
                                                                             -------------------            ------------------

       Cash and Cash Equivalents, end of period                                 $  1,991,295                  $  3,948,086
                                                                             ===================            ==================

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles, applicable to annual financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements which appear in the Company's Form 10-K for the year ended December 31, 1998.


2. SEGMENTS

          The Company's primary business is to transport freight from its origination point in the continental United States to San Juan, Puerto Rico and from San Juan, Puerto Rico to its destination point in the continental United States. The Company provides a domestic trucking system and a barge vessel system, which work in conjunction with each other to service its customers. As the Company would not employ either system separately; the Company is in one business segment.


3. RESTATEMENT

         Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, the Company's management determined that the Company had inappropriately recorded a receivable related to an insurance recovery in the quarterly period ended September 30, 1999 prior to the date the proceeds were realized. As a result, the Company's financial statements for the three and nine month periods ended September 30, 1999 have been restated to reduce other receivables by $3,710,000 and to increase operating and maintenance expenses by $3,710,000.


4.  SUBSEQUENT EVENT

         In December 1999, the Company recovered from an affiliate $3,710,000 of excess operating and maintenance expenses incurred during the period that the Company had limited use of the floating ramp system. In return, the Company waived any right to any insurance proceeds from the casualty to the floating ramp system.

         A summary of the significant effects of the restatement is as follows:

                                                                          As of
                                                                   September 30, 1999
                                                                   ------------------
                                                     As Previously Reported      As Restated
                                                     ----------------------      -----------
Balance Sheet Data:
Other receivables                                      $   3,823,137            $     113,137
Other assets                                               4,248,255                5,658,055
Total assets                                              89,297,775               86,997,575
Total stockholders'equity                                 29,606,488               27,306,288



                                                             3 Months Ended                              9 Months Ended
                                                           September 30, 1999                          September 30, 1999
                                                           ------------------                          ------------------
                                                      As                                          As
                                                   Previously                                 Previously
                                                    Reported           As Restated              Reported          As Restated
                                                    --------           -----------              --------          -----------

Statement of Operations Data:
Income (loss) from operations                    $  1,464,174         $   (2,245,826)         $   (473,843)      $  (4,183,843)
Income tax (provision) benefit                       (233,142)             1,176,658             1,012,025           2,421,825
Net income (loss)                                     345,617             (1,954,583)           (1,737,439)         (4,037,639)
Net income (loss) per share - Basic              $       0.04         $        (0.20)         $      (0.18)      $       (0.41)
Net income (loss) per share - Diluted            $       0.04         $        (0.20)         $      (0.18)      $       (0.41)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESTATEMENT:

         Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, the Company's management determined that the Company had inappropriately recorded a receivable related to an insurance recovery in the quarterly period ended September 30, 1999 prior to the date the proceeds were realized. As a result, the Company's financial statements for the three and nine month periods ended September 30, 1999 have been restated to reduce other receivables by $3,710,000 and to increase operating and maintenance expenses by $3,710,000. An identical amount was realized in the quarterly period ended December 31, 1999.



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

         Third quarter operating loss was $2,245,826, an increase of $1,848,034 from the $397,792 operating loss in the year earlier period. Operating income during the period was significantly impacted by the non-recurring revenue effect of the lost voyage described above. Revenue for the roll-on, roll-off voyage immediately preceding was $1,108,660. In addition, continuing rate pressure in the Puerto Rico freight market further impacted the operating loss. As a result of the above, the operating ratio was 110.9% during the third quarter of 1999 compared to the 102.1% operating ratio during the year earlier period. Net interest expense of $889,423 was up $584,398 from the year earlier period due to increased debt. During the third quarter of 1999, Trailer Bridge also had a gain of $4,008 related to the sale of older trailer equipment.

         Loss before income taxes for the third quarter was $3,131,241, an increase of $2,490,024 from the year earlier period. After income taxes, net loss for the third quarter was $1,954,583 compared to net loss of

$435,605 for the year earlier period. Net loss per share was $0.20 for the third quarter compared to net loss per share of $.04 for the year earlier period.

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

         Operating loss for the nine months ended September 30, 1999 was $4,183,843 a decrease of $4,482,965 from the $299,122 operating income in the nine months ended September 30, 1998. Operating income was lower compared to the nine months ended September 30, 1998 due to $3,092,245 of additional costs related to the disruption resulting from the loss of use of the San Juan ramp structure due to Hurricane Georges. Approximately $2.3 million of these costs occurred in the first quarter of 1999 and approximately $700,000 of these costs occurred in the early part of the second quarter of 1999. As a result, Trailer Bridge's operating ratio was 106.3% during the nine months ended September 30, 1999 compared to the 99.4% operating ratio during the nine months ended September 30, 1998. Net interest expense of $2,358,912 was up $1,665,190 from the nine months ended September 30, 1998 that included significant interest income on short-term investments. During the nine months ended September 30, 1999, Trailer Bridge also had a gain of $83,291 related to the sale of older trailer equipment.

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

         Loss before income taxes for the nine months ended September 30, 1999 was $6,459,464, a decrease of $6,255,429 from the loss before income taxes of $204,035 for the nine months ended September 30, 1998. After income taxes, net loss for the nine months ended September 30, 1999 was $4,037,639 compared to a net loss of $217,351 for the nine months ended September 30, 1998. Net loss per share was $.41 for the nine months ended September 30, 1999 compared to net loss per share of $.02 for the nine months ended September 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, available cash amounted to $2.0 million, working capital was negative $1.3 million and Stockholders equity was equal to $27.3 million. Net cash used by operations was $1.5 million in the nine months ended September 30, 1999 compared to net cash used by operations of $1.1 million in the same period in 1998. Net cash used in investing activities amounted to $5.8 million in the nine-month period ending September 30, 1999, reflecting $7.3 million in capital expenditures. This was partially offset by a decrease of restricted cash and investments of $507,527 representing the proceeds of the Company's Title XI bond issuances which were used to fund the construction of the Company's new Triplestack Box Carriers, the last of which was delivered in the first quarter. Net cash provided by financing activities was $3.7 million consisting of a $7.0 million draw down under the Company's revolving credit facility partially offset by $3.3 million in principal payments on notes payable.

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

         The Company experienced no material or significant disruption due to the effect of Year 2000.

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


                                       TRAILER BRIDGE, INC.


Date: March 29, 2000                   By:  /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman and Chief
                                             Executive Officer


Date: March 29, 2000                   By:  /s/ Mark A. Tanner
                                          --------------------------------------
                                            Mark A. Tanner
                                            Vice President of Administration
                                             and Chief Financial Officer