Form 10-K
period 1999-12-31
TRAILER BRIDGE INC
filed 2000-03-31
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 1999
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of March 23, 2000 was $4,657,500 (based upon $1.50 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of March 30, 2000, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2000 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

                                     PART I

         Item 1. Business

         BUSINESS OVERVIEW

         Trailer Bridge, headquartered in Jacksonville, Florida, is an integrated trucking and marine freight carrier that provides truckload freight transportation primarily between the continental U.S. and Puerto Rico. Founded in 1991 as a Delaware corporation by transportation pioneer Malcom P. McLean, the Company combines an efficient and dedicated motor carrier with a low cost barge and tug marine transportation system. Trailer Bridge is the only company serving markets governed by the Jones Act that exclusively operates marine vessels fully configured to carry 48' and 53' long, 102" wide, "high-cube" equipment. This configuration enables the Company to achieve equipment utilization rates and other operating efficiencies not readily available to traditional ocean carriers that primarily use smaller capacity equipment, such as 40' containers.

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

         Trailer Bridge increased its vessel capacity again in 1998 when it took delivery of four 403' long container carrying barges designed specifically for the Company's integrated truckload marine transportation system and bearing the Company's Triplestack Box Carrier(TM) trade name. The first Triplestack Box Carrier(TM) was delivered to the Company in January 1998. A fifth vessel was delivered in February 1999. The Triplestack Box Carriers(TM) are versatile, low-draft vessels that have a capacity of 213 53' containers, stacked three-high on a single deck. The first three vessels are currently deployed in the Company's Puerto Rico freight operation. During the first nine months of 1999 three vessels were utilized in a Newark, New Jersey - Jacksonville, Florida - San Juan service. As two vessels can provide weekly service between Jacksonville, Florida and San Juan, Puerto Rico, the addition of the third vessel permits the addition of a Newark, New Jersey/Jacksonville, Florida leg. At the beginning of the fourth quarter of 1999 this deployment was realigned with two of the vessels providing direct service between Jacksonville, Florida and San Juan, Puerto Rico. The third Triplestack Box Carrier was utilized to provide a sailing on alternate weeks directly between Newark, New Jersey and San Juan, Puerto Rico. During 1999 the fourth and fifth Triplestack Box Carriers were not in service. In the first quarter of 2000 both the fourth and fifth Triplestack Box Carriers were chartered for a portion of the quarter under short-term charters.

         OPERATIONS

         At December 31, 1999, Trailer Bridge operated a fleet of 140 tractors, 1,355 high-cube trailers, 2,499 53' high cube containers and 1,998 53' chassis which transport truckload freight between the Company's Jacksonville and Newark port facilities and inland points in the U.S. The Company also provides full truckload service between interior points within the continental U.S., primarily to increase equipment utilization, minimize empty miles and maximize revenue while repositioning equipment to carry Puerto Rico bound freight. The Company maintains a centralized dispatch and customer service center at its Jacksonville headquarters to coordinate the movement of customer freight throughout our system. The operations center features a fully integrated computerized dispatch and customer service network. Customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Dispatch and customer service personnel work together to coordinate Puerto Rico and non-Puerto Rico freight to achieve the most optimum load balance and minimize empty miles within the Company's truckload operation.

         At December 31, 1999, Trailer Bridge operated two 736' triple-deck, roll-on/roll-off (ro/ro) ocean-going barges and three 408' Triplestack Box Carriers. Loading of the ro/ro barges is performed with small maneuverable yard tractors operated by stevedores hired by an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each Triplestack Box Carrier is towed at approximately 9 knots by one 4,000 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of two unaffiliated tug owners. Compared to a self-propelled vessel, a towed barge has reduced Coast Guard manning requirements and higher fuel efficiency. Similarly, the large number of U.S. tugs available for charter provides the Company with a reliable source for towing services.

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

         The Company has written contracts with the majority of its customers. These contracts generally specify service standards and rates, eliminating the need for negotiating the rate for individual shipments. A contract typically requires a minimum tender of cargo during a specified term in return for a set rate during the period.

         VESSELS

         At December 31, 1999, the Company operated two 736' by 104' triple-deck roll-on/roll-off barges. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville and San Juan that have been built specifically for the Company. Four lanes on each vessel have been converted to carry new and used automobiles on car decks that allow approximately 11 cars to fit in the space previously used for one 48' unit. The trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the trailers into position on the vessel.

         At December 31, 1999 the Company operated three Triplestack Box Carriers(TM) that are single deck barges designed to carry 53' containers. The first of the Triplestack Box Carriers was delivered to the Company in January 1998 and the fifth and final Triplestack Box Carrier was delivered in February 1999. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan. Wheeled vehicles known as reach-stackers carry and load the containers. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks. The Company has filed for patent protection for its unique system consisting of the vessels and their related loading and unloading method.

         RAMP STRUCTURES

         The loading and unloading of the Company's two 736' by 104' triple-deck roll-on/roll-off barges is accomplished through the use of separate ramp structures. The Company has the exclusive right to use a floating ramp structure in San Juan under the charter agreement, with an affiliate, for the two 736' by 104' triple-deck roll-on/roll-off barges. In Jacksonville, the Company has the preferential right to use a land-base ramp structure built and owned by the Jacksonville Port Authority. In the first two quarters of 1998 the Company utilized a floating ramp structure in Jacksonville under the charter agreement, with an affiliate, for the two 736' by 104' triple-deck roll-on/roll-off barges. Following the completion of the land-based ramp the Company retained the unused floating ramp structure in Jacksonville, Florida to be used as an alternative and to explore its use at other ports. Each of the floating ramps experienced operational difficulties in 1998 and 1999 resulting in significant additional operating expenses for the Company. Certain of these additional operating expenses have been reimbursed by the affiliate that owns the ramp structures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         SAN JUAN

         In September 1998, Hurricane Georges struck Puerto Rico causing extensive damage on the island. During this storm, the floating loading ramp used by the Company was damaged. The Company contracted for the ramp to be re-floated and repaired. The top section of the structure was partially removed. In January 1999 the ramp was successfully re-floated. The ramp was repaired and returned to active cargo operations for the first two decks in March 1999. The top section was reinstalled in early April 1999 at which time full operations resumed on all three decks. Repairs on the ramp structure continued through July 1999 leading to increased operating cost. The actual cost of re-floating the ramp structure and its repair was insured and the Company received reimbursement of these expenses, less a $50,000 deductible.

         JACKSONVILLE

         In May 1998, the Company ceased using the floating ramp structure in Jacksonville when it was replaced by a land-based ramp structure built by the Jacksonville Port Authority. The Company retained the unused floating ramp structure in Jacksonville, Florida to be used as an alternative and to explore its use at other ports. In December 1998 the Jacksonville floating ramp structure suffered a casualty and became submerged in Jacksonville. The Company's naval engineers and the representatives of the insurer insuring the ramp structure determined that the structure had suffered irreparable damage. The owner of the ramp structure, an affiliate of the Company, with the consent of the Company, contracted for the removal of the ramp structure as a wreck. The Company believes the cost of such removal is covered by the Company's liability insurance and will be reimbursed to the owner of the ramp structure. The ramp structure was insured for insured perils of the sea. The Company filed a claim under this policy for the $3.7 million insured value of the ramp structure, because the ramp structure was struck by an unidentified vessel leading to it's sinking. The proceeds of this claim, if any, were assigned to the Company by the owner of the ramp structure, an affiliate of the Company, in August 1999. As of December 10, 1999, the insurer had not offered to pay the claim in a manner acceptable to the Company. In December 1999, the Company recovered, from an affiliate, $3.7 million of excess operating and maintenance expenses incurred during the period that the Company had limited use of the floating ramp system. In return, the Company waived any right to any insurance proceeds from the casualty to the floating ramp system. The affiliate has an additional claim under the same policy.

         REVENUE EQUIPMENT

         Trailer Bridge's equipment strategy is to operate modern tractors and trailers in order to (i) reduce fuel, maintenance and parts costs, (ii) increase reliability, and (iii) help attract and retain drivers. At December 31, 1999, the Company had 135 line haul tractors and 5 day cabs. The line haul power units are conventional tractors that, among other amenities preferred by drivers, include the pro sleeper package. The day cabs are used for local city work in Jacksonville. The Company's practice is to trade or replace its tractors on a 450,000-mile cycle that generally occurs during the fourth year.

         The Company has designed and built units to transport automobiles on its vessels. These units, designated by the Company as Vehicle Transport Modules(TM), or VTM's(TM), can hold up to three vehicles and provide an efficient unit for loading and unloading. The Company built 303 of these units and has applied for patent protection on the design of the units.

         At December 31, 1999, the Company operated 1,355 dry van trailers, 991 of which were 48' x 102" models and 364 of which were 53' x 102" models. At December 31, 1999 the Company operated 2,499 53' containers and 1,998 chassis. At December 31, 1999 the Company operated 303 Vehicle Transport Modules. The Company's current practice is to trade or replace owned trailers on a seven-year cycle and replace leased trailers with owned trailers as leases expire.

         The Company performs preventative maintenance on equipment at its Jacksonville operations center, with major maintenance and repairs handled by outside contractors.

         DRIVER RECRUITING AND RETENTION

         The Company offers competitive compensation and full health care benefits differentiating it from many truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, awarding dedicated routes and regional positions to support operations, while providing more predictable home time for its drivers. The Company believes its driver turnover of 35% in 1999 is well below that typically reported by other truckload carriers despite an industry-wide driver shortage and vigorous competition for drivers.

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

         Although the Company pays for the marine fuel used by the large tugs it charters, the actual fuel loading is controlled by tug crew personnel employed by the tug owner. The fuel is purchased and loaded in each of the ports served by the Company, primarily Jacksonville, Florida, at nearby fuel facilities during cargo loading operations. By negotiating directly with fuel vendors for its marine fuel needs, the Company has obtained better prices than it would have otherwise been able to attain.

         Trailer Bridge does not engage in any fuel hedging activities.

         In the fourth quarter of 1999 and the first quarter of 2000 due to the increased cost of fuel, the Company instituted fuel surcharges to its customers, pursuant to its tariff. The fuel surcharges for domestic truck movements are charged on a per mile basis while the fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis.

         SAFETY AND INSURANCE

         Trailer Bridge emphasizes safety in all aspects of its operations. The Company maintains its own strict standards for recruiting drivers, including a minimum of three years of verifiable commercial driving experience, a safe driving history and a successful physical examination, including drug and alcohol testing. Its ongoing driver safety program includes an initial orientation for all new drivers, 100% log monitoring and strong adherence to all speed and weight regulations.

         The Company bids annually for both marine and land insurance policies. Major coverages include hull and protection indemnity, pollution, excess liability, marine cargo, truckers' liability, workers' compensation and commercial property.

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

         COMPETITION

         The Company currently competes with four carriers for freight moving between the U.S. and Puerto Rico where its market share during 1999 was approximately 11%. The current operators in the Puerto Rico trade are Navieras de Puerto Rico ("NPR"), CSX Lines, Inc., Crowley Liner Services, Sea Star Line and Trailer Bridge. Based on available industry data for 1999, NPR has approximately 29% of the market and operates three container vessels configured to carry primarily 40' marine containers. CSX Lines, Inc., a subsidiary of CSX Corporation, has approximately 24% of the market and operates four container vessels that also carry mainly 40' containers. Crowley Liner Services, a subsidiary of privately held Crowley Maritime Corp., has approximately 26% of the market and operates roll-on/roll-off barges in various services between the U.S. and Puerto Rico. Although Crowley now uses some 48' and 53' trailers, its main equipment size is 45' trailers. Sea Star Line, owned primarily by Matson Navigation Company, Inc. and Saltchuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc. has approximately 10% of the market with two combination ro/ro container vessels.

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

         EMPLOYEES

         At December 31, 1999, Trailer Bridge had 282 employees, 141 of whom were drivers.


         Item 2. Properties

         Trailer Bridge is headquartered in Jacksonville, Florida, where it owns a 16,000 square foot office building adjacent to its truck operations center. This facility allows 75 Jacksonville personnel to be centralized in one location. The office building has also been designed so that additions can be constructed to serve the Company's future needs. The truck operations center property consists of 17.8 acres near Interstate 95, approximately 2 miles from the Company's marine terminal on Blount Island. In addition to the office building, the property includes an 11,400 square foot tractor maintenance shop where oil changes and light preventative maintenance are performed, a trailer washing facility, a drivers' lounge and parking space for tractors and trailers. The Company also owns a contiguous parcel of undeveloped property consisting of approximately 9.2 acres.

         The Company maintains small sales office facilities in Georgia, North Carolina, Illinois, Ohio and New Jersey that are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where 11 Puerto Rico administrative and sales personnel are based.

         PORT FACILITIES

         The Company utilizes port facilities in Jacksonville, San Juan and Port Newark, New Jersey where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck. Trailer Bridge's terminal in Jacksonville is located on Blount Island and consists of a berthing area and approximately 25 acres leased from the Jacksonville Port Authority. The lease, which expires in 2013, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. Included in the lease is a $3.6 million triple deck loading ramp funded by the Jacksonville Port Authority that the Company uses to load and unload its triple-deck roll-on/roll-off barges. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume with a minimum guarantee of $1.5 million per year. The Company's marine terminal in San Juan consists of two berthing areas and 35 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo-handling services. This agreement, which expires in 2006, calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. The Company's marine operations in Newark, New Jersey consist of five acres utilized pursuant to a service agreement with a third party and a berthing agreement with the Port Authority of New York and New Jersey that expires in 2002. The Company believes its present port facilities are sufficient for its current operations.


         Item 3. Legal Proceedings

         The Company commenced an action against one of its competitors at the Surface Transportation Board ("STB") in July 1999. The complaint alleges that Sea Star Line, LLC, a competitor of the Company in the Puerto Rico trade is being operated in a manner inconsistent with a profit, constituting an unfair practice under the ICC Termination Act, 49 U.S.C. Section 14701. Sea Star filed a motion to dismiss the complaint in August 1999. In December 1999 the STB denied the motion to dismiss the complaint and permitted the suit to proceed. The Company is currently in the discovery process and will present its evidence that Sea Star is operating in violation of the ICC Termination Act in Fall 2000. The Company is seeking unspecified money damages and injunctive relief. There is no counterclaim against the Company.

         The Company commenced a joint action at the Federal Maritime Commission ("FMC") against the Puerto Rico Ports Authority ("PRPA") with Crowley Liner Services, a competitor in the Puerto Rico trade, in January 2000. The complaint alleged that the PRPA is improperly charging the Company dockage and wharfage charges based upon a new tonnage measurement that effectively triples the Company's tonnage from historical amounts. The Complaint alleges that the PRPA, in violation of the Shipping Act of 1984, 46 U.S.C. app. 1710 (the "Shipping Act"), is engaging in unjust and unreasonable charges; engaging in unjust and unreasonable application of a tariff schedule; and engaging in unjust and unreasonable practices. Additionally, the complaint alleges that the PRPA has breached a settlement agreement entered into by the parties, among others, in 1996. The complaint seeks an order of the FMC to the PRPA to cease and desist assessment of such excessive charges; establish a just and reasonable charge and an award of unspecified monetary damages to the Company. The Company has continued to pay the historical dockage and wharfage charges to date.

         The Municipality of Guaynabo, Puerto Rico is asserting that Trailer Bridge, Inc. has failed to pay tax based on the revenue that the Company generated in such municipality. This matter has been in dispute for a number of years but in late 1998 the municipality asserted a deficiency for approximately $280,000 against the Company. The Company believes that this amount is incorrect in a number of respects, including claims for certain years that have been extinguished by the statute of limitations. Applicable case law has found that the tax in question is violative of the Constitution of the United States since it does not provide a mechanism for apportioning the tax among different jurisdictions. Since that decision, the law in question has remained unchanged and in the Company's opinion remains unconstitutional. The Company has commenced litigation in Puerto Rico against the municipality to lift the notice of deficiency. As part of the litigation the Company has posted a bond for the full amount of the deficiency. While the Company believes that the tax in question is unconstitutional, it nonetheless is pursuing a settlement to avoid undue expense. The Company believes that the matter will be settled for substantially less than the $280,000 deficiency.

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

         Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.


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
          Fourth Quarter                        13 3/4            8 3/8

                 1998
                 ----

          First Quarter                         10 7/8            6 3/4
          Second Quarter                        10 3/8            3 1/2
          Third Quarter                          5 1/8            1 25/32
          Fourth Quarter                         2 7/8            1 1/2

                 1999
                 ----

          First Quarter                          4 15/32          1 15/32
          Second Quarter                         3 3/8            1  5/8
          Third Quarter                          2 3/32           1  7/16
          Fourth Quarter                         1 15/16          1  5/32

         The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Certain of the Company's loan documents prevent the payment of cash dividends under certain circumstances.

         As of March 19, 2000 there were 40 stockholders of record in addition to approximately 1,100 stockholders whose shares were held in nominee name.

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


                                                                 1995           1996           1997          1998            1999
                                                                 ----           ----           ----          ----            ----
                                                                        (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

 Operating revenues .....................................      $ 62,531       $ 63,148       $ 66,389       $ 77,241       $ 88,552


  Operating income (loss) ...............................      $  8,778       $ 44,425      ($  1,816)     ($  3,046)     ($    120)

  Net income (loss) (pro forma for
  1995 to 1997)(1) ......................................      $  4,360       $  2,073      ($  2,416)     ($  2,516)     ($  2,136)

  Net income (loss) (pro forma for 1995
  to 1997) per common share .............................      $    .65       $    .31      ($    .30)     ($    .26)     ($    .22)

  BALANCE SHEET DATA:

  Working capital (deficit) .............................     ($  4,697)     ($  1,719)      $ 13,980       $  3,963       $    613

  Total assets ..........................................      $ 20,226       $ 24,764       $ 76,894       $ 89,229       $ 88,063


  Long-term debt, capitalized leases and
  due to affiliate(2) ...................................      $ 13,461       $ 13,879       $ 37,335       $ 44,056       $ 47,101


Stockholders' equity (deficit) ..........................      $  2,673       $  6,045       $ 33,860       $ 31,344       $ 29,208


--------------------------

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

         Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         RESULTS OF OPERATIONS

         Year ended December 31, 1999 Compared to Year ended December 31, 1998

         Operating revenues increased $11.4 million, or 14.6%, to $88.6 million during 1999 from $77.2 million during 1998. This increase was due to a $10.7 million or 14.8% increase in total Puerto Rico revenue to $83.5 million through the utilization of additional capacity in the Puerto Rico market. Non-Puerto Rico revenue increased $575,627 or 12.9% compared to 1998. Core trailer volume to Puerto Rico increased 25.9% in 1999 compared to 1998, and total car and other volume increased 47.5% compared to 1998. As a result, core trailer revenue to Puerto Rico increased $9.3 million or 21.3% and car and other revenue increased $6.3 million or 40.7% compared to 1998. Revenue from shipper owned or leased equipment moving to Puerto Rico decreased $411,776 or 8.4% from 1998. Revenue from northbound shipments from Puerto Rico increased $853,386 or 10.2% from 1998.

         While overall volume to and from Puerto Rico increased 16.4% in 1999, related revenue increased only $10.7 million or 14.8% compared to 1998 implying, an overall yield reduction of 1.4%. Vessel capacity deployed on the core continental U.S. to Puerto Rico traffic lane increased 7.6% during 1999 compared to 1998. Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 83.3% during 1999, compared to 77.4% during 1998.

         In September 1998, Hurricane Georges struck Puerto Rico causing extensive damage on the island. During this storm, the Company's floating loading ramp was damaged. The Company contracted for the ramp to be re-floated and repaired. The top section of the structure was partially removed. In January 1999 the ramp was successfully re-floated. The ramp was repaired and returned to active cargo operations for the first two decks in March 1999 and the third deck in May 1999 at which time normal operations resumed. The cost of re-floating the ramp structure and its repair was insured and the Company received reimbursement of these expenses, less a $50,000 deductible.

         The inability to utilize the San Juan ramp necessitated alternative methods of discharging and re-loading the two roll-on, roll-off vessels that nearly quadrupled cargo operations time while at the same time reducing available vessel space. The resulting schedule tightness and uncertainty exacerbated costs beyond those directly related to San Juan cargo operations, including trucking costs on the mainland. The Company's goal during this period of disruption was to continue to provide a high level of service to customers despite certain adverse cost consequences. Such additional operating cost in the first quarter of 1999 was $2.4 million and in the second quarter of 1999 $700,000. The $3.1 million of estimated additional costs related to the hurricane situation included $1.6 million in operating and maintenance costs (comprised primarily of stevedoring and port related items), $1.3 million in rent and purchased transportation (comprised primarily of terminal equipment rental, trucking expense in San Juan and the U.S. and revenue equipment rental), $150,852 in salaries and wages, $17,449 in insurance and claims and $61,885 in communications and other operating expenses.

          During the third quarter of 1999 the Company had one less voyage than scheduled of its large roll-on, roll-off vessels due to Hurricane Floyd. The tugboat that was towing the Company's vessel the week of the storm suffered a casualty and needed to be replaced. While neither the Company's vessel nor its cargo was damaged by this marine casualty, the time and recovery efforts of substituting a new tug caused a major schedule disruption that resulted in one less roll-on, roll-off voyage.

         During the fourth quarter of 1999 the Company recognized a recovery of certain operating and maintenance expenses from an affiliate in the amount of $3,710,000 related to non-recurring excess costs associated with the unavailability of the floating ramp system that the Company utilizes pursuant to the charter of its large roll-on, roll-off vessels from that affiliate.

          During the first nine months of 1999 three of the Company's Triplestack Box Carrier (TM) vessels were utilized in a Newark, New Jersey - Jacksonville, Florida - San Juan service. As two vessels can provide weekly service between Jacksonville, Florida and San Juan, Puerto Rico, the addition of the third vessel permitted the addition of a Newark, New Jersey/Jacksonville, Florida leg. At the beginning of the fourth quarter of 1999 this deployment was realigned with two of the vessels providing direct service between Jacksonville, Florida and San Juan, Puerto Rico. The third Triplestack Box Carrier(TM) was utilized to provide a sailing on alternate weeks directly between Newark, New Jersey and San Juan, Puerto Rico.

          Operating expenses for 1999 increased $8.4 million or 10.4% from 1998 to $88.7 million. This increase was due to an increase in expenses associated with an overall 21.8% increase in Puerto Rico volume, and the $3.1 million in additional costs related to the inefficiency of servicing the ro/ro vessels while the San Juan ramp structure was out of service and/or being repaired, partially offset by the $3.7 million non-recurring reimbursement of floating ramp system expenses. As a result, the Company's operating ratio decreased to 100.1% during 1999 from 103.9% during 1998.

          Interest expense (net) increased $2.3 million or 222.4% in 1999 to $3.3 million in 1998 from $1.0 million in 1998 due to increased average long-term debt outstanding, increased amounts outstanding under the Company's revolv-ing line of credit, a reduction of capitalized interest related to Title XI debt, higher interest rates and less interest income earned on short-term investments.

          As a result of the factors described above and after application of income taxes, the Company reported a net loss of $2.1 million for 1999 compared to net loss of $2.5 million in 1998.


         Year ended December 31, 1998 Compared to Year ended December 31, 1997

         Operating revenues increased $10.8 million, or 16.3%, to $77.2 million during 1998 from $66.4 million during 1997. This increase was due to an $11.8 million or 19.4% increase in total Puerto Rico revenue to $72.8 million through the utilization of additional capacity in the Puerto Rico market, offset by a $1.0 million or 18.5% decrease in non-Puerto Rico revenue. Core trailer volume to Puerto Rico increased 38.8% in 1998 compared to 1997, and total car and other volume increased 20.6% compared to 1997. As a result, core trailer revenue to Puerto Rico increased $9.5 million or 27.6% and car and other revenue increased $1.5 million or 10.6% compared to 1997. Revenue from shipper owned or leased equipment moving to Puerto Rico increased $796,187 or 19.3% from 1997. Revenue from northbound shipments from Puerto Rico increased $65,591 or .8% from 1997.

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

         In September 1998, Hurricane Georges struck Puerto Rico causing extensive damage on the island. During this storm, the Company's floating loading ramp was damaged. The Company contracted for the ramp to be re-floated and repaired. The top section of the structure was partially removed. In January 1999 the ramp was successfully re-floated. The ramp was repaired and returned to active cargo operations for the first two decks in March 1999 and the third deck in May 1999 at which time normal operations resumed. The cost of re-floating the ramp structure and its repair was insured and the Company received reimbursement of these expenses, less a $50,000 deductible.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operations was $1.0 million in 1999 compared to net cash provided by operations of $40,447 in 1998. This represented a decrease of $1.1 million from 1998. Net cash used in investing activities of $5.0 million in 1999 reflects $6.5 million of capital expenditures, which were primarily attributable to payments for the purchase of containers and chassis, partially offset by $1.0 million in proceeds from the sale of older equipment. Net cash provided from financing activities was $2.9 million compared to $6.6 million in 1998 representing a decrease of $3.7 million. Net cash provided from financing activities of $2.9 million consisted of $7.0 million in borrowing under a revolving line of credit, partially offset by payments of $4.0 million of notes payable. The Company received a waiver of certain financial ratios related to its revolving line of credit at December 31, 1999. New financial covenants have been established based upon the Company's 2000 business plan. The Company is current on all payments related to all of its financial obligations and anticipates remaining so in the future without any extension of scheduled payments necessary. The Company will make no further draws under the revolving line of credit.

         At December 31, 1999 cash amounted to $2.4 million, working capital was $613,246, and stockholders' equity amounted to $29.2 million. Management believes that cash flow generated from operations and transactions with an affiliate will allow the Company to meet its working capital requirements, anticipated capital expenditures and other obligations at least through calendar 2000.

         YEAR 2000

         Management recognized the potential effect Year 2000 could have on the Company's operations and, as a result, implemented a Year 2000 Compliance Project.

         The Company's computer hardware, operating systems, dispatch applications, PC network and other desktop applications are Year 2000 compliant as certified by the various vendors and application consultants. Year 2000 compliance for general accounting applications were implemented throughout the year. Total costs incurred with the Company's Year 2000 compliance project have been reflected in the Company's income statement throughout 1998 and 1999, and were approximately $75,000 in 1998 and $15,000 in 1999. Additional costs of the Company's Year 2000 are not expected to be significant.

         The Company has not experienced Year 2000 problems with any of its information systems, or with any of its customers, suppliers or other third parties. Business is continuing as usual, and the Company will continue to monitor its information systems and third parties for any possible disruption.

         The Company does not anticipate any problems, although there can be no assurance that the Company will continue to be successful in avoiding all possible problems. In particular, there can be no assurance that the Company will not be affected adversely by the failure of a vendor, customer, or other third party that is affected by Year 2000 issues arising later. However, in dealing with the remaining Year 2000 issues, the Company believes, based on the absence of any Year 2000 problems to date, that the impact of the Year 2000 issue and its associated costs will not have a material impact on the Company's results of operations, liquidity and financial condition.

         INFLATION

         Inflation has had a minimal effect upon the Company's profitability in recent years. Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. The Company expects that inflation will affect its costs no more than it affects those of other truckload and marine carriers.

         SEASONALITY

         The Company's marine operations are subject to the seasonality of the Puerto Rico freight market where shipments are generally reduced during the first calendar quarter and increased during the fourth calendar quarter of each year in anticipation of Christmas. This seasonality was not as pronounced in 1999 as it had been in previous years.

         The following table sets forth certain unaudited financial information for the Company for each of the last eight quarters (in thousands except per share amounts):


                                                1998                                                    1999
                                                ----                                                    ----
By Quarter
                              First       Second       Third        Fourth       First       Second       Third         Fourth
                              -----       ------       -----        ------       -----       ------       -----         ------

Operating revenues           $16,347      $18,408      $18,852      $23,633      $22,751     $22,686      $20,626       $22,489

Operating income (loss)          286          411         (398)      (3,345)      (2,078)        140       (2,246)        4,063(1)

Net income (loss)                 69          149         (436)      (2,299)      (1,684)       (399)      (1,955)        1,901


(1)         See Notes 4 and 15 to the Financial Statements.


         This 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of economic recessions, severe weather, changes in demand for transportation services offered by the Company, and changes in rate levels for transportation services offered by the Company.


         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates. For certain debt instruments, a change in interest rates affects the amount of interest expense incurred. The debt instruments subject to changes in interest rates are the $15,550,000 revolving line of credit with a weighted average interest rate of 8.3%


         Item 8.  Financial Statements and Supplementary Data

         TRAILER BRIDGE, INC.

         Financial Statements for the Three Years in the Period Ended December 31, 1999 and Independent Auditors' Report

                                   * * * * * *

TRAILER BRIDGE, INC.

Financial Statements for the Three Years in the Period Ended December 31, 1999 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Trailer Bridge, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Trailer Bridge, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


                             Deloitte & Touche, LLP

Certified Public Accountants
Jacksonville, Florida
March 30, 2000

TRAILER BRIDGE, INC.

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                        1999            1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $  2,445,750   $  5,561,996
  Trade receivables, less allowance for doubtful
    accounts of $1,368,514 and $1,093,403                             12,535,138     13,491,451
  Other receivables                                                       76,498      1,376,576
  Due from affiliate                                                   2,750,200        552,134
  Prepaid expenses                                                     1,202,443        840,887
                                                                     -----------    -----------

           Total current assets                                       19,010,029     21,823,044

PROPERTY AND EQUIPMENT, net                                           63,086,924     62,054,638

GOODWILL, less accumulated amortization of
  $358,101 and $311,322                                                  810,841        857,620

RESTRICTED CASH AND INVESTMENTS                                          691,419      1,190,918

OTHER ASSETS                                                           4,463,425      3,302,869
                                                                     -----------    -----------

TOTAL ASSETS                                                        $ 88,062,638   $ 89,229,089
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  7,460,770   $  7,341,141
  Accrued liabilities                                                  3,793,885      6,017,108
  Current portion of notes payable                                     4,615,862      3,988,067
  Current Portion of Revolving Line of Credit                          1,942,750              -
  Current portion of capital lease obligations                            83,010         42,945
  Unearned revenue                                                       499,506        470,684
                                                                     -----------    -----------
           Total current liabilities                                  16,453,033     17,859,945

NOTES PAYABLE, less current portion                                   26,762,440     31,399,115

REVOLVING LINE OF CREDIT, less current portion                        13,606,250      8,550,000

CAPITAL LEASE OBLIGATIONS, less current portion                           89,657         76,102
                                                                     -----------    -----------

TOTAL LIABILITIES                                                     18,396,783     57,885,162
                                                                     -----------    -----------

COMMITMENTS (Notes 4, 7 and 12)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000 shares
   authorized; no shares issued or outstanding
 Common stock, $.01 par value, 20,000,000 authorized
   shares; 9,777,500 shares outstanding                                   97,775         97,775
 Additional paid-in capital                                           37,982,818     37,982,818
 Accumulated deficit                                                  (8,873,085)    (6,736,666)
                                                                     -----------    -----------

          Total stockholders' equity                                  29,207,508     31,343,927
                                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 88,062,638   $ 89,229,089
                                                                     ===========    ===========

See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                              1999            1998            1997

OPERATING REVENUES                                        $ 88,552,088    $ 77,240,644    $ 66,388,577

OPERATING EXPENSES:
  Salaries, wages, and benefits                             16,171,939      16,284,073      14,722,568
  Compensation expense recognized
    for stock option                                                                         8,528,670
  Rent and purchased transportation:
    Related party                                            7,336,500       6,736,500       7,500,000
    Other                                                   27,449,734      20,305,185      10,019,705
  Fuel                                                       6,645,479       5,701,701       5,617,199
  Operating and maintenance (exclusive of
    depreciation shown separately below)                    18,541,337      19,849,857      12,869,034
  Taxes and licenses                                           610,669         558,866         452,275
  Insurance and claims                                       1,962,541       2,061,199       1,900,334
  Communications and utilities                                 820,735         825,309         587,655
  Depreciation and amortization                              4,731,153       3,527,662       2,597,887
  Other operating expenses                                   4,402,351       4,435,941       3,409,127
                                                           -----------     -----------     -----------
                                                            88,672,438      80,286,293      68,204,454
                                                           -----------     -----------     -----------
OPERATING LOSS                                                (120,350)     (3,045,649)     (1,815,877)

NONOPERATING INCOME (EXPENSE):
  Interest expense, net:
    Related party                                                                             (278,641)
    Other                                                   (3,339,382)     (1,035,769)       (269,990)
  Gain (loss) on sale of equipment, net                         81,499         207,255         (80,851)
                                                           -----------     -----------     ------------
                                                            (3,257,883)       (828,514)       (629,482)
                                                           -----------     -----------     ------------

LOSS BEFORE PROVISION AND PRO FORMA
  PROVISION FOR INCOME TAXES                                (3,378,233)     (3,874,163)     (2,445,359)
BENEFIT FOR INCOME TAXES                                     1,241,814       1,358,133         426,566
                                                           -----------     -----------     -----------

NET LOSS BEFORE PRO FORMA PROVISION
  FOR INCOME TAXES                                          (2,136,419)     (2,516,030)     (2,018,793)
PRO FORMA PROVISION FOR INCOME TAXES (NOTE 2)                                                 (397,329)
                                                           -----------     -----------     -----------

PRO FORMA NET LOSS (NOTE 2)                               $ (2,136,419)   $ (2,516,030)   $ (2,416,122)
                                                           ===========     ===========     ===========

PRO FORMA NET LOSS
  PER COMMON SHARE
    Basic                                                 $      (0.22)   $      (0.26)   $      (0.30)
                                                           ===========     ===========     ===========
    Diluted                                               $      (0.22)   $      (0.26)   $      (0.30)
                                                           ===========     ===========     ===========


See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                                         Retained
                                              Common Stock            Additional         Earnings
                                       ----------------------------     Paid-in        (Accumulated
                                          Shares         Amount         Capital          Deficit)            Total
                                       -------------- ------------- ---------------- ----------------- ----------------

BALANCE, JANUARY 1, 1997                 6,672,500      $ 66,725      $    (66,300)     $  6,044,119     $  6,044,544
  Compensation expense recognized
    for stock options                                                    8,528,670                          8,528,670
  Distributions to stockholders                                          1,060,212        (8,245,962)      (7,185,750)
  Net proceeds from initial public
    offering of common stock             3,105,000        31,050        28,460,236                         28,491,286
  Net loss                                                                                (2,018,793)      (2,018,793)
                                        ----------       -------       -----------       -----------      -----------

BALANCE, DECEMBER 31, 1997               9,777,500        97,775        37,982,818        (4,220,636)      33,859,957
  Net loss                                                                                (2,516,030)      (2,516,030)
                                        ----------       -------       -----------       -----------      -----------

BALANCE, DECEMBER 31, 1998               9,777,500        97,775        37,982,818        (6,736,666)      31,343,927
  Net loss                                                                                (2,136,419)      (2,136,419)
                                        ----------       -------       -----------       -----------      -----------

BALANCE, DECEMBER 31, 1999               9,777,500      $ 97,775      $ 37,982,818      $ (8,873,085)    $ 29,207,508
                                        ==========       =======       ===========       ===========      ===========


See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                         1999                1998              1997

OPERATING ACTIVITIES:
  Net loss                                                          $  (2,136,419)     $  (2,516,030)     $  (2,018,793)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
      Depreciation and amortization                                     4,731,153          3,574,132          2,597,887
      Provision for uncollectible accounts                              2,001,439          1,040,721            381,691
      (Gain) loss on sale of equipment                                    (81,499)          (207,255)            80,851
      Compensation expense recognized for stock options                                                       8,528,670
      Deferred income taxes                                            (1,241,814)        (1,332,642)          (652,876)
      Change in assets and liabilities:
      (Increase) decrease in:
        Trade receivables                                              (1,045,126)        (6,784,572)           176,581
        Other receivables                                               1,300,078         (1,235,237)          (141,339)
        Due from affiliate                                             (2,198,066)          (612,434)
        Prepaid expenses                                                 (361,556)           (75,912)           199,996
        Other assets                                                       81,258             59,936             67,014
      Increase (decrease) in:
        Accounts payable                                                  119,629          5,203,890            155,830
        Accrued liabilities                                            (2,223,223)         2,618,250            763,759
        Unearned revenue                                                   28,822            307,600            (60,543)
                                                                     ------------       ------------       ------------

           Net cash (used in) provided by operating activities         (1,025,324)            40,447         10,078,728
                                                                     ------------       ------------       ------------

INVESTING ACTIVITIES:
  Due to affiliate                                                                                           (4,592,892)
  Purchases and construction of property and equipment                 (6,548,900)       (36,172,044        (20,434,204)
  Proceeds from the sale of equipment                                   1,039,370          1,126,390             31,764
  Decrease (increase) in restricted cash and investments                  499,499         19,718,986        (20,909,904)
                                                                     ------------       ------------       ------------

           Net cash used in investing activities                       (5,010,031)       (15,326,668)       (45,905,236)
                                                                     ------------       ------------       ------------

FINANCING ACTIVITIES:
  Proceeds from borrowings on notes payables                                               1,746,591         31,740,797
  Proceeds from borrowings on revolving line of credit                  7,000,000          8,550,000
  Proceeds from sale of common stock                                                                         28,491,286
  Payments on notes payable                                            (4,008,880)        (3,476,069)        (3,650,278)
  Payments of dividends                                                                   (7,185,750)
  Debt issue costs                                                                          (210,450)          (909,729)
  Payments on capital lease obligations                                   (72,011)           (39,300)           (41,294)
                                                                     ------------       ------------       ------------

           Net cash provided by financing activities                    2,919,109          6,570,772         48,445,032
                                                                     ------------       ------------       ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                     (3,116,246)        (8,715,449)        12,618,524

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            5,561,996         14,277,445          1,658,921
                                                                     ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $   2,445,750      $   5,561,996      $  14,277,445
                                                                     ============       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for state income taxes                                    $      25,673      $     134,127      $      46,145
                                                                     ============       ============       ============

Cash paid for interest, net of amount capitalized:
  Related party                                                                                           $     283,653
  Other                                                             $   2,982,349      $   2,249,445            419,739
                                                                     ------------       ------------       ------------
                                                                    $   2,982,349      $   2,249,445      $     703,392
                                                                     ============       ============       ============

Book value of like kind assets exchanged                                               $     610,041
                                                                                        ============
Equipment acquired under capital lease agreements                   $     125,631
                                                                     ============

See notes to financial statements.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND
1997
--------------------------------------------------------------------------------


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

The Company periodically reviews property and equipment for potential impair-ment. If this review indicates that the carrying amount of these assets may not be recoverable, the Company estimates the future cash flows expected with regards to the asset and its eventual disposition. If the sum of these future cash flows (undiscounted and without interest charges) is less than the carrying amounts of the assets, the Company records an impairment loss based on the fair value of the asset.

Goodwill - Goodwill is being amortized on a straight-line basis over twenty-five years.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued)
--------------------------------------------------------------------------------


     Restricted Cash and Investments Restricted cash and investments consist of cash and investments held in trust and committed for the construction of the Company's Triplestack Box Carrier(TM) vessels and investments held by a letter of credit for the continued use of a land-based ramp. These funds have been invested in highly liquid interest bearing deposits, U.S. Treasury bills and money market accounts and are carried at cost which approximates market.

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

     New Accounting Standards - In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. SFAS No. 133 will be effective for the first quarter of the year ending December 31, 2001. Retroactive application to financial statements of prior periods is not required. The Company has determined that the implementation of this statement will not have a material impact on the financial statements.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued)
--------------------------------------------------------------------------------


2.   PRO FORMA INCOME TAXES

     For informational purposes, the statement of operations for year ended December 31, 1997 contains a pro forma adjustment for income tax expense which would have been recorded if the Company had not been an S Corporation and had been subject to corporate income taxes based on the tax laws in effect during the period.

3.   PROPERTY AND EQUIPMENT


     Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                                         1999                1998

       Land                                                         $    917,885       $    917,885
       Construction in progress                                          182,993          6,739,792
       Buildings and structures                                        2,575,070          2,542,581
       Office furniture and equipment                                  2,842,401          2,396,311
       Freight equipment                                              65,515,215         54,677,780
       Leasehold improvements                                          1,939,969          1,355,871
       Equipment under capital leases                                    388,736            263,105
       Less accumulated depreciation and amortization                (11,275,345)        (6,838,687)
                                                                     -----------        -----------

       Fixed assets, net                                            $ 63,086,924       $ 62,054,638
                                                                     ===========        ===========




     Depreciation and amortization expense on property and equipment and equipment under capital leases was $4,684,374, $3,480,882 and $2,551,108 in 1999, 1998 and 1997, respectively. Interest cost of $108,866 and $918,838 was capitalized during 1999 and 1998, respectively.

4.   TRANSACTIONS WITH AFFILIATED COMPANY

     The Company leases two roll-on/roll-off barge vessels and the use of a ramp system from an affiliate under operating lease agreements. The lease payments are $10,050 per day for each vessel. The leases expire at the later of September 1, 2010 or the repayment of all obligations under an affiliate's construction loan related to the vessel renovations. Such construction loan is scheduled to be repaid in quarterly installments with a final maturity of April 1, 2001. The leases provide the Company the option to extend the leases through September 1, 2018 for total payments of $11,000 per vessel per day or, alternatively, the Company may purchase the vessels at their then fair market values. Total lease expense under these leases from affiliate totaled $7,336,500, $6,736,500 and $7,500,000 in 1999, 1998 and 1997, respectively. In the third quarter of 1998, the lease payments to affiliate were reduced by a $600,000 non-recurring forgiveness in recognition of the impact of Hurricane Georges and in consideration of the efforts of the Company to recover and repair the San Juan triple-deck ramp structure utilized by the two triple-deck barges.

     In December 1999, the Company recovered from the affiliate $3,710,000 of excess operating and maintenance expenses incurred during the period that the Company had limited use of the floating ramp system. In return, the Company waived any right to any insurance proceeds from the casualty to the floating ramp system. The Company received $1,000,000 in December 1999 and the balance was received in February and March 2000. Additional

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued)
--------------------------------------------------------------------------------


     amounts included in due from affiliate in 1999 and 1998 include prepaid barge charter hire lease rent and reimbursable miscellaneous repair payments made by the Company related to assets of the affiliate.

5.   CAPITALIZED LEASE OBLIGATIONS


     Future minimum lease payments under capitalized computer equipment leases as of December 31, 1999 are as follows:

          2000                                                  $  96,540
          2001                                                     94,496
                                                                 --------
          Total minimum lease payments                            191,036
          Interest portion                                        (18,369)
                                                                 --------
          Present value of minimum lease payments                 172,667
          Less current portion                                    (83,010)
                                                                 --------
                                                                $  89,657
                                                                 ========

6.   NOTES PAYABLE


     Following is a summary of notes payable at December 31, 1999 and 1998:

                                                                                   1999               1998

       Ship-financing bonds and notes (Title XI) totaling
       $16,918,000 maturing on March 30, 2023; payable in
       50 semi-annual installments of principal and interest;
       interest is fixed at 6.52%; collateralized by vessels
       with a carrying value of $19,197,049 at December 31, 1999;
       amount is guaranteed by The United States of America
       under the Title XI Federal Ship Financing Program                        $ 15,902,920       $ 16,579,640

       Ship-financing bonds and notes (Title XI) totaling
       $10,515,000 maturing on September 30, 2022; payable
       in 50 semi-annual installments of principal and interest;
       interest is fixed at 7.07%; collateralized by vessels with a carrying value of $12,475,601 at December 31, 1999;
       amount is guaranteed by The United States of America
       under the Title XI Federal Ship Financing Program                           9,673,800         10,094,400

       Borrowings under a $25 million revolving credit and term
       loan agreement maturing between April 1, 2000 and April 1,
       2001; payable in monthly installments of principal and
       interest; interest at fixed rates ranging from 7.38% to
       8.08%; collateralized by tractors with a carrying value of
       $4,765,791 at December 31, 1999                                             2,757,975          4,292,729

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued)
--------------------------------------------------------------------------------

       Notes payable to finance company totaling $4,957,569
       maturing from June to October 2001; payable in 60
       monthly installments of principal and interest;
       interest at fixed rates ranging from 8.867% to 9.290%;
       collateralized by trailers with a carrying value of
       $3,456,843 at December 31, 1999                                             1,810,383          2,814,648

       Note payable to bank totaling $1,680,000 maturing
       October 2006; payable in 120 monthly installments
       of principal and interest; interest is fixed at 7.95%;
       collateralized by land and buildings and structures
       with a carrying value of $2,272,049 at
       December 31, 1999                                                           1,148,000          1,316,000

       Notes payable to finance company totaling
       $1,032,500 maturing June 2000; payable in 60
       monthly installments of principal and interest;
       interest at a rate of 3.5% above LIBOR
       (9.32% at December 31, 1999); collateralized
       by trailers with a carrying value of $353,675 at
       December 31, 1999                                                              85,224            289,765
                                                                                 -----------        -----------

                                                                                  31,378,302         35,387,182
       Less current portion                                                       (4,615,862)        (3,988,067)
                                                                                 -----------        -----------

                                                                                $ 26,762,440       $ 31,399,115
                                                                                 ===========        ===========

     The revolving line of credit requires principal payments of $971,875 quarterly beginning in September 2000 and matures on April 1, 2001. In August 1998, the Company entered into a revolving credit and term loan agreement. At the election of the Company, interest on each borrowing under the line of credit will accrue at (a) a variable interest rate of the financial institution's Base Rate plus the Applicable Margin then applicable to Base Rate Loans, or (b) the Eurodollar Rate determined for such Interest Period plus the Applicable Margin then applicable to Eurodollar Rate Loans. The following is a summary of borrowings outstanding under the agreement at December 31, 1999 and 1998:

                                                                                   1999               1998

       Revolving credit                                                         $ 15,550,000       $  8,550,000
       Term loan                                                                   2,757,975          4,292,729
                                                                                 -----------        -----------
                                                                                $ 18,307,975       $ 12,842,729
                                                                                 ===========        ===========

     The debt agreements contain certain restrictive covenants, including requirements to maintain tangible net worth (as defined), a debt ratio, interest coverage and debt service coverage at certain levels.

     At December 31, 1999, the Company was in non-compliance with certain restrictive financial covenants related to the revolving credit and term loan agreement. Effective March 30, 2000, the Company entered into a limited waiver and amendment to the revolving credit and term loan agreement (the "Amendment"). The Amendment provides for a waiver of compliance with such covenants for the December 31, 1999 and earlier measurement periods and revises each of the financial covenants for future periods. The Amendment removes any additional borrowing capacity under the revolving credit and term loan agreement, increases the interest rate by .50% on June 30, 2000 and an additional .50% on September 30, 2000, converts the oustanding revolving line of credit to a term loan on August 31, 2000 and resets the maturity date of the agreement to April 1, 2001. The Company expects to be in compliance with the restrictive covenants for 2000.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued)
--------------------------------------------------------------------------------


     Following are maturities of long-term debt for each of the next five years:

          2000                                       $  6,559,612
          2001                                         16,164,435
          2002                                          1,265,320
          2003                                          1,265,320
          2004                                          1,265,320
          Thereafter                                   20,408,295
                                                      -----------
                                                     $ 46,928,302
                                                      ===========


7.    OPERATING LEASES

     The Company has various operating lease agreements, principally for its office facilities, terminals and equipment. Certain of the leases contain provisions calling for additional contingent rentals based on volume of transportation activity.

     Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999 are as follows:

          2000                                       $  25,485,000
          2001                                          25,829,000
          2002                                          25,287,000
          2003                                          36,249,000
          2004                                          14,363,000
          Thereafter                                    60,049,000
                                                      ------------
          Total minimum payments required            $ 187,262,000
                                                      ------------

     Lease expense for all operating leases, including leases with terms of less than one year, was $23,484,809, $19,027,272 and $16,879,647 for 1999, 1998 and
1997.

8.   ACCRUED LIABILITIES

                                                      1999              1998

          Fringe benefits                        $   903,661       $   901,573
          Marine expense                             689,293         3,149,861
          Salaries and wages                         324,372           336,510
          Other                                    1,876,559         1,629,164
                                                  ----------        ----------
                                                 $ 3,793,885       $ 6,017,108
                                                  ----------        ----------

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued)
--------------------------------------------------------------------------------


9.   INCOME TAXES

     The components of the benefit (expense) for income taxes is comprised of the following as of December 31, 1999, 1998 and 1997:

                                                                       1999                1998              1997

          Current:
            Federal                                                                    $    22,808       $ (201,164)
            State                                                                            2,683          (25,146)
                                                                                        ----------        ----------
                                                                                            25,491         (226,310)
                                                                                        ----------        ----------

          Deferred:
            Federal                                                  $ 1,111,051         1,192,364          580,334
            State                                                        130,763           140,278           72,542
                                                                      ----------        ----------        ----------

                                                                       1,241,814         1,332,642          652,876
                                                                      ----------        ----------        ----------

                                                                     $ 1,241,814       $ 1,358,133       $  426,566
                                                                      ==========        ==========        ==========

     Income taxes for the year ended December 31, 1999, 1998 and 1997 differ from the amount computed by applying the statutory Federal corporate rate to income before income taxes. The differences are reconciled as follows:

                                                                        1999              1998              1997

          Tax benefit at statutory Federal rate                      $ 1,148,599       $ 1,317,216       $  831,422
          Valuation allowance                                                                              (900,000)
          Nondeductible expenses                                         (41,914)          (51,136)         (68,693)
          State income taxes, net of federal benefit                     135,129           154,966           39,334
          Pro rata income allocated to S Corporation year                                                  (428,382)
          Recognition of deferred tax liability                                                             994,060
          Other                                                                            (62,913)         (41,175)
                                                                      ----------        ----------        ----------

          Total income tax benefit                                   $ 1,241,814       $ 1,358,133       $  426,566
                                                                      ==========        ==========        ==========

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued)
--------------------------------------------------------------------------------


     The components of the Company's net deferred tax asset at December 31, 1999 and 1998 is as follows:

                                                                         1999              1998
          Deferred tax assets:
            Employee stock option                                   $  3,240,895       $ 3,240,895
            Net operating loss                                         8,347,920         4,297,455
            Accrued expense                                              165,091           189,475
            Allowance for bad debts                                      520,035           415,493
                                                                     -----------        ----------

          Gross deferred assets                                       12,273,941         8,143,318

          Deferred tax liabilities:
            Fixed asset basis                                          8,055,753         5,178,795
            Other                                                         90,856            79,005
                                                                     -----------        ----------

          Gross deferred tax liabilities                               8,146,609         5,257,800

          Deferred tax asset valuation allowance                         900,000           900,000
                                                                     -----------        ----------

          Net deferred tax asset                                    $  3,227,332       $ 1,985,518
                                                                     ===========        ==========

     Prior to July 23, 1997, the Company was organized under Subchapter S of the Internal Revenue Code for income tax purposes and therefore, all Federal and certain state income taxes were the responsibility of the Company's stockholders. The Company was subject to state income taxes in those states that do not recognize Subchapter S elections. State income tax expense for 1999, 1998 and 1997 was not significant.

     At December 31, 1999, the Company had available net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $21,968,000, of which $489,000 will expire beginning in the year 2004. Under Internal Revenue code Section 382, the $489,000 of NOL's become available in equal amounts through the year of expiration. The remaining NOL's expire beginning in 2018.

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

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued)
--------------------------------------------------------------------------------


     Earnings Per Share:

     For the years ended December 31, 1999, 1998 and 1997, outstanding options to purchase shares of common stock at an exercise price of $2.25, $10.00 and $10.00 per share, respectively, were not included in the computation to arrive at diluted EPS because the options' exercise price exceeded the average market price of the common shares.

     Stock Options:

     In May 1997, the majority stockholder of the Company granted to the Company's Chairman and Chief Executive Officer, an option to purchase up to 942,000 shares of common stock (adjusted for the 15,700-for-1 stock split) owned by him at an exercise price of $.95 per share. The option was immediately exercisable with a term of 10 years. In connection with this option, the Company recorded a non-recurring, non-cash charge to compensation expense of $8,528,670 during the year ended December 31, 1997. This option does not involve the issuance of additional shares of common stock by the Company and therefore, any purchase of shares under the option will not have a dilutive effect on the Company's book value or earnings per share amounts.

     The Company's Board of Directors and stockholders authorized the establishment of an Incentive Stock Plan (the "Plan"). The purpose of the Plan is to promote the interests of the Company and its shareholders by retaining the services of outstanding key management members and employees and encouraging them to have a greater financial investment in the Company and increase their personal interest in its continued success. The Company has reserved 785,000 shares of common stock for issuance pursuant to the Plan to eligible employees under the Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Plan. The options vest equally over a period of five years.

     A summary of the status of options under the Company's stock-based compensation plans as of December 31, 1999, 1998 and 1997 is presented below:

                                                            1999                        1998                         1997
                                                  --------------------------  --------------------------  --------------------------
                                                                 Exercise                    Exercise                     Exercise
                                                    Options       Price         Options       Price         Options        Price

          Outstanding at beginning of year          521,182      $ 10.00        468,126      $ 10.00

            Granted                                 212,600         2.25        130,000        10.00        471,000       $ 10.00
            Forfeited                               (22,524)        9.60        (76,944)       10.00         (2,874)        10.00

          Outstanding at end of year                711,258         7.70        521,182        10.00        468,126         10.00

          Grants exercisable at year-end            178,923                      93,262

          Weighted-average fair value of
            options granted during the year        $   1.87                    $   7.36                    $   7.13

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued)
--------------------------------------------------------------------------------


     The following table summarizes information about the outstanding grants at December 31, 1999:

                                                              Weighted-Average
       Exercise                  Options                          Remaining                  Options
        Price                  Outstanding                    Contractual Life              Exercisable
       --------                -----------                    ----------------              ------------

       $ 10.00                   499,808                          7.8 years                    178,923
          2.25                   211,450                          9.2 years



     Remaining non-exercisable options as of December 31, 1999 become exercisable as follows:

          2000                                         142,252
          2001                                         142,252
          2002                                         142,252
          2003                                          63,290
          2004                                          42,289
                                                       -------
                                                       532,335
                                                       =======




     Had compensation expense for stock options been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings and net earnings per share would have changed to the pro forma amounts indicated below.

                                                                    1999               1998               1997
          As reported
            Pro forma net loss                                  $ (2,136,419)       $ (2,516,030)       $ (2,416,122)
            Net loss per share - basic and diluted                     (0.22)              (0.26)              (0.30)

          Pro forma for SFAS No. 123
            Net loss                                            $ (2,649,307)       $ (2,930,148)       $ (2,588,671)
            Net loss per share - basic and diluted                     (0.27)              (0.30)              (0.32)

     The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

          Years ended December 31                                      1999              1998             1997

          Risk-free interest rate                                       5.34%             5.76%            6.16%
          Expected dividend yield                                          0%                0%               0%
          Expected option life                                        7 years           7 years          7 years
          Expected stock price volatility                              96.17%            81.93%           69.32%

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued)
--------------------------------------------------------------------------------


11.  EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Plan which covers substantially all employees in he United States. Participants are allowed to make contributions of up to 15% of their compensation not to exceed certain limits. The Company makes matching contributions to the Plan at a rate not in excess of 3.0% of compensation. The Company contributed approximately $175,000, $214,000 and $176,000 to the Plan during 1999, 1998 and 1997. The Company made an optional contribution of $0, $0 and $39,000 in December 1999, 1998 and 1997.

     In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $18,000, $15,000 and $13,000 to the Plan during 1999, 1998, and 1997.

     In March 1998, the Board of Directors authorized an Employee Stock Purchase Plan which covers substantially all employees. The Plan allows employees to invest up to 10% of their base compensation through payroll deductions. The purchase price will be 15% less than the fair market value on the last day of the purchase period. The Company made contributions of approximately $15,000 and $6,000 to the Plan during 1999 and 1998.

     The Company has a Profit Sharing Plan in which they contributed approximately $0, $24,000 and $688,000 to the Plan during 1999, 1998, and 1997.

12.  CONTINGENCIES

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

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued)
--------------------------------------------------------------------------------


     In the normal course of business, the Company uses an interest rate collar agreement, to manage its interest rate risk for purposes other than trading. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at December 31, 1999, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

     Interest Rate Collar Agreement - The Company enters into an interest rate contract to manage its exposure to changes in interest rates and to fix the overall cost of one of its variable rate financings. The contract has no carrying value with gains and losses recognized as a component of interest expense.

     The contract/notional amount and estimated fair value of the Company's off-balance-sheet financial instrument are as follows:

                                                            1999                                  1998
                                           ------------------------------------  -------------------------------------
                                             Contact/Notional         Fair         Contact/Notional         Fair
                                                  Amount             Value              Amount              Value
                                           -------------------  ---------------  -------------------  ----------------

          Interest rate collar agreement       $ 1,148,000          $ 26,737          $ 1,316,000          $(38,760)

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

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                    March 31,           June 30,         September 30,      December 31,
             Quarter Ended                             1999                1999               1999               1999
                                               ------------------  ------------------ ------------------ ------------------

          Operating revenues                     $ 22,750,604         $ 22,686,417        $ 20,625,799         $ 22,489,268
          Operating (loss) income                  (2,078,435)             140,417          (2,245,826)           4,063,494 (1)
          Net (loss) income before
            income tax                             (2,700,811)            (627,412)         (3,131,241)           3,081,231
          Net (loss) income                        (1,683,679)            (399,377)         (1,954,583)           1,901,220
          Net (loss) income
            per share - basic                           (0.17)               (0.04)              (0.20)                0.19

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Concluded)
--------------------------------------------------------------------------------


                                                    March 31,           June 30,          September 30,       December 31,
             Quarter Ended                             1998                1998               1998               1998
                                               ------------------   ------------------  ------------------  ------------------

          Operating revenues                     $ 16,347,403         $ 18,408,322        $ 18,851,977         $ 23,632,942
          Operating income (loss)                     286,042              410,872            (397,792)          (3,344,771)(2)
          Net income (loss) before
            income tax                                128,995              308,227            (641,217)          (3,670,168)
          Net income (loss)                            69,156              149,098            (435,605)          (2,298,679)
          Net income
            (loss) per share - basic                     0.01                 0.02               (0.04)               (0.24)

(1) Operating income was favorably impacted by a $3.71 million recovery from an affiliate of excess operating and maintenance costs incurred and expensed during the period that the Company had limited use of the floating ramp system.

(2) Operating income was negatively impacted by $3.4 million of additional costs related to the disruption caused by the loss of use of the San Juan ramp structure resulting from Hurricane Georges. The $3.4 million of estimated additional costs included $1,622,613 in additional operating and maintenance costs (comprised primarily of stevedoring and port related items), $1,450,427 in additional rent and purchased transportation expense (comprised primarily of terminal equipment rental, trucking expense in San Juan and the U.S. and revenue equipment rental), $117,954 in salaries and wages, $102,374 in insurance and claims and $67,715 in communications and other operating expenses.



                                  * * * * * *

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1999

                  BALANCE AT                        CHARGED TO
                  BEGINNING       COSTS AND         DEDUCTIONS       BALANCE AT
       YEAR        OF YEAR        EXPENSES         (CHARGEOFFS)      END OF YEAR
       ----       ----------      ---------        ------------      -----------

       Allowance for Doubtful Accounts
       -------------------------------

       1997         905,581         381,691          (121,398)        1,165,874
       1998       1,165,874       1,040,721        (1,113,192)        1,093,403
       1999       1,093,403       2,001,439        (1,726,328)        1,368,514


         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable

                                    PART III

         Incorporated by Reference

         The information called for by Item 10 -- "Directors and Executive Officers of the Registrant", Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions" is incorporated herein by this reference to the Company's definitive proxy statement for its annual meeting of stockholders scheduled to be held in May 2000, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

         (a)      Documents Filed as Part of this Report

                                                                            Page
                                                                            ----

         1.      Financial Statements:

                 Independent Auditors' Report ...............................15
                 Balance Sheets .............................................16
                 Statements of Operation.....................................17
                 Statements of Changes in Stockholders' Equity ..............18
                 Statements of Cash Flows ...................................19
                 Notes to Financial Statements ..............................20

         2.      Financial Statement Schedules:

                 II - Valuation And Qualifying Accounts
                 Three Years Ended December 31, 1999

         All other financial statement schedules have been omitted either because they are not applicable or because the information that would be included in such schedules is included elsewhere in the financial statements or notes thereto.

         3.      Exhibits.


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS
-------                       -----------------------

*3.1              --          Form of Amended and Restated Certificate of
                              Incorporation of the Registrant

*3.2              --          Form of Amended and Restated Bylaws of the
                              Registrant

*4.               --          See Exhibits 3A and 3B for provisions of the
                              Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

#*10.1            --          Form of Indemnification Agreement with Directors
                              and Executive Officers

*10.2             --          Bareboat Charter Party dated February 1992

*10.2.1           --          Amendment to Bareboat Charter Party dated December
                              31, 1994

*10.2.2           --          Second Amendment to Bareboat Charter Party dated
                              October 1995

*10.2.3           --          Third Amendment to Bareboat Charter Party dated
                              March 1, 1997

*10.2.4           --          Form of Fourth Amendment to Bareboat Charter Party

**10.2.5          --          Fourth Amendment to Bareboat Charter Party dated
                              June 30, 1997

*10.3             --          Promissory Note dated January 1, 1997 payable to
                              Kadampanattu Corp. in the principal amount of
                              $4,569,131

*10.4             --          Construction and Term Loan Agreement dated as of
                              October 13, 1995 between the Registrant,
                              Kadampanattu Corp. and The First National Bank of
                              Boston, as Agent

*10.4.1           --          First Amendment to Construction and Term Loan
                              Agreement dated as of May 9, 1996

*10.4.2           --          Second Amendment to Construction and Term Loan
                              Agreement dated as of July 10, 1996

*10.4.3           --          Third Amendment to Construction and Term Loan
                              Agreement and Consent and Limited Waiver dated as of January 1, 1997

*10.5             --          Chattel Mortgage Line of Credit Agreement dated as
                              of February 28, 1997

*10.6             --          Vessel Construction Contract dated as of December
                              30, 1996 between Coastal Ship, Inc. and Halter
                              Marine, Inc.

*10.6.1           --          Assignment of Vessel Construction Contract dated
                              March 24, 1997 between Coastal Ship, Inc. and the
                              Registrant

*10.6.2           --          Amendment No. 1 to Vessel Construction Contract
                              dated as of April 1997

*10.7             --          Real Estate Promissory Note dated April 18, 1996
                              between the Registrant and First Union National
                              Bank of Florida

*10.8             --          Commitment to Guarantee Obligations

*10.8.1           --          Trust Indenture

*10.8.2           --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $10,515,000

*10.8.3           --          Title XI Reserve Fund and Financial Agreement

****10.8.4        --          Commitment to Guarantee Obligations

****10.8.5        --          Trust Indenture

****10.8.6        --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $16,918,000

****10.8.7        --          Title XI Reserve Fund and Financial Agreement

*10.9             --          Agreement and Lease dated as of August 1, 1991
                              between the Registrant and the Jacksonville Port
                              Authority

*10.9.1           --          Amendment #5 to Exhibit B, Schedule of Fees and
                              Charges

#*10.11           --          Incentive Stock Plan

#*10.11.1         --          Form of Stock Option Award Agreement

***10.12          --          Trailer Bridge, Inc. Employee Stock Purchase Plan

****10.13         --          Revolving Credit and Term Loan Agreement dated as
                              of August 28, 1998 among Trailer Bridge, Inc.,
                              BankBoston, N.A. and BankBoston, N.A. as agent

*****10.13.1      --          First Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 30, 1999

*****10.13.2      --          Second Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 29, 2000

*****10.14        --          Agreement with Kadampanattu Corp. re ramp expenses

*****27.1         --          Financial Data Schedule


* Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-28221) that became effective on July 23, 1997.

** Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

*** Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1997.

**** Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1998.

*****    Filed herewith

#        Management contract or compensatory plan or arrangement.

         (b)     Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this 30th day of March 2000.


                                       TRAILER BRIDGE, INC.


                                       By:  /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman of the Board and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


    SIGNATURE                               TITLE                                   DATE
    ---------                               -----                                   ----

/s/ John D. McCown                Chairman of the Board and
------------------------          Chief Executive Officer
John D. McCown                    and Director (Principal
                                  Executive Officer)                            March 30, 2000

/s/ Mark A. Tanner                Vice President --
------------------------          Administration and Chief
Mark A. Tanner                    Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)                           March 30, 2000

/s/ Malcom P. McLean              Director
------------------------
Malcom P. McLean                                                                March 30, 2000


________________________          Director                                      March 30, 2000
Kenneth G. Younger


/s/ Artis E. James                Director
------------------------
Artis E. James                                                                  March 30, 2000


________________________          Director                                      March 30, 2000
Charles R. Cushing

                                  EXHIBIT INDEX

                   (Exhibits being filed with this Form 10-K)


*3.1              --          Form of Amended and Restated Certificate of
                              Incorporation of the Registrant

*3.2              --          Form of Amended and Restated Bylaws of the
                              Registrant

*4.               --          See Exhibits 3A and 3B for provisions of the
                              Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

#*10.1            --          Form of Indemnification Agreement with Directors
                              and Executive Officers

*10.2             --          Bareboat Charter Party dated February 1992

*10.2.1           --          Amendment to Bareboat Charter Party dated December
                              31, 1994

*10.2.2           --          Second Amendment to Bareboat Charter Party dated
                              October 1995

*10.2.3           --          Third Amendment to Bareboat Charter Party dated
                              March 1, 1997

*10.2.4           --          Form of Fourth Amendment to Bareboat Charter Party

**10.2.5          --          Fourth Amendment to Bareboat Charter Party dated
                              June 30, 1997

*10.3             --          Promissory Note dated January 1, 1997 payable to
                              Kadampanattu Corp. in the principal amount of
                              $4,569,131

*10.4             --          Construction and Term Loan Agreement dated as of
                              October 13, 1995 between the Registrant,
                              Kadampanattu Corp. and The First National Bank of
                              Boston, as Agent

*10.4.1           --          First Amendment to Construction and Term Loan
                              Agreement dated as of May 9, 1996

*10.4.2           --          Second Amendment to Construction and Term Loan
                              Agreement dated as of July 10, 1996

*10.4.3           --          Third Amendment to Construction and Term Loan
                              Agreement and Consent and Limited Waiver dated as of January 1, 1997

*10.5             --          Chattel Mortgage Line of Credit Agreement dated as
                              of February 28, 1997

*10.6             --          Vessel Construction Contract dated as of December
                              30, 1996 between Coastal Ship, Inc. and Halter
                              Marine, Inc.

*10.6.1           --          Assignment of Vessel Construction Contract dated
                              March 24, 1997 between Coastal Ship, Inc. and the
                              Registrant

*10.6.2           --          Amendment No. 1 to Vessel Construction Contract
                              dated as of April 1997

*10.7             --          Real Estate Promissory Note dated April 18, 1996
                              between the Registrant and First Union National
                              Bank of Florida

*10.8             --          Commitment to Guarantee Obligations

*10.8.1           --          Trust Indenture

*10.8.2           --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $10,515,000

*10.8.3           --          Title XI Reserve Fund and Financial Agreement

****10.8.4        --          Commitment to Guarantee Obligations

****10.8.5        --          Trust Indenture

****10.8.6        --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $16,918,000

****10.8.7        --          Title XI Reserve Fund and Financial Agreement

*10.9             --          Agreement and Lease dated as of August 1, 1991
                              between the Registrant and the Jacksonville Port
                              Authority

*10.9.1           --          Amendment #5 to Exhibit B, Schedule of Fees and
                              Charges

#*10.11           --          Incentive Stock Plan

#*10.11.1         --          Form of Stock Option Award Agreement

***10.12          --          Trailer Bridge, Inc. Employee Stock Purchase Plan

****10.13         --          Revolving Credit and Term Loan Agreement dated as
                              of August 28, 1998 among Trailer Bridge, Inc.,
                              BankBoston, N.A. and BankBoston, N.A. as agent

*****10.13.1      --          First Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 30, 1999

*****10.13.2      --          Second Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 29, 2000

*****10.14        --          Agreement with Kadampanattu Corp. re ramp expenses

*****27.1         --          Financial Data Schedule


* Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-28221) that became effective on July 23, 1997.

** Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

*** Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1997.

**** Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1998.

*****    Filed herewith

#        Management contract or compensatory plan or arrangement.