Form 10-K/A
period 1999-12-31
TRAILER BRIDGE INC
filed 2000-04-05
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

         Item 8.  Financial Statements and Supplementary Data

         This Amendment to the Form 10-K of Trailer Bridge, Inc. is being filed for the purpose of correcting 3 typographical errors in the line items
Current portion of revolving line of credit, Total current liabilities and Total Liabilities on the Balance Sheet.

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


                             Deloitte & Touche, LLP

Certified Public Accountants
Jacksonville, Florida
March 30, 2000

TRAILER BRIDGE, INC.

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                        1999            1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $  2,445,750   $  5,561,996
  Trade receivables, less allowance for doubtful
    accounts of $1,368,514 and $1,093,403                             12,535,138     13,491,451
  Other receivables                                                       76,498      1,376,576
  Due from affiliate                                                   2,750,200        552,134
  Prepaid expenses                                                     1,202,443        840,887
                                                                     -----------    -----------

           Total current assets                                       19,010,029     21,823,044

PROPERTY AND EQUIPMENT, net                                           63,086,924     62,054,638

GOODWILL, less accumulated amortization of
  $358,101 and $311,322                                                  810,841        857,620

RESTRICTED CASH AND INVESTMENTS                                          691,419      1,190,918

OTHER ASSETS                                                           4,463,425      3,302,869
                                                                     -----------    -----------

TOTAL ASSETS                                                        $ 88,062,638   $ 89,229,089
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                  $  7,460,770   $  7,341,141
  Accrued liabilities                                                  3,793,885      6,017,108
  Current portion of notes payable                                     4,615,862      3,988,067
  Current portion of revolving line of credit                          1,943,750              -
  Current portion of capital lease obligations                            83,010         42,945
  Unearned revenue                                                       499,506        470,684
                                                                     -----------    -----------
           Total current liabilities                                  18,396,783     17,859,945


NOTES PAYABLE, less current portion                                   26,762,440     31,399,115

REVOLVING LINE OF CREDIT, less current portion                        13,606,250      8,550,000

CAPITAL LEASE OBLIGATIONS, less current portion                           89,657         76,102
                                                                     -----------    -----------

TOTAL LIABILITIES                                                     58,855,130     57,885,162
                                                                     -----------    -----------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this 5th day of April, 2000.


                                       TRAILER BRIDGE, INC.


                                       By:  /s/ Mark A. Tanner
                                          --------------------------------------
                                            Mark A. Tanner
                                            Vice President -- Administration
                                            and Chief Financial Officer