Form 10-Q
period 2000-03-31
TRAILER BRIDGE INC
filed 2000-05-15
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
March 31, 2000                                                   0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                 13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                     32226               (904) 751-7100
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


                                 YES [X]       NO [ ]

         As of March 31, 2000, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The interim financial statements contained herein reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. They have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1999 that appear in the Company's Annual Report on Form 10-K.


Statements of Operations for the
  Three Months Ended March 31, 2000 and 1999 (unaudited)                  Page 3

Balance Sheets as of
  March 31, 2000 and December 31, 1999 (unaudited)                        Page 4

Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and 1999 (unaudited)           Page 5

Notes to Financial Statements as of
         March 31, 2000                                                   Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        Three Months
                                                                      Ended March 31,
                                                            -------------------------------------
                                                                   2000                 1999
                                                            ----------------    -----------------
    OPERATING REVENUES .................................      $  21,333,405        $  22,750,604
    OPERATING EXPENSES:
       Salaries wages, and benefits ....................          4,123,808            3,963,294
       Rent and purchased transportation:
          Related Party ................................          1,829,100            1,809,000
          Other ........................................          5,610,414            7,073,238
       Fuel ............................................          2,473,776            1,359,625
       Operating and maintenance
          (exclusive of depreciation shown
          separately below) ............................          5,122,683            7,403,832
       Taxes and licenses ..............................            160,102              214,718
       Insurance and claims ............................            601,134              531,304
       Communications and utilities ....................            163,981              209,301
       Depreciation and amortization ...................          1,210,230            1,073,328
       Other operating expenses ........................            941,208            1,191,399
                                                            ----------------    -----------------
                                                                 22,236,436           24,829,039
                                                            ----------------    -----------------
    OPERATING LOSS .....................................           (903,031)          (2,078,435)
    NONOPERATING INCOME
       (EXPENSE):
       Interest expense, net                                       (943,996)            (652,793)
       Gain on sale of equipment,                                    10,762               30,417
                                                            ----------------    -----------------
                                                                   (933,234)            (622,376)
                                                            ----------------    -----------------

    LOSS BEFORE BENEFIT FOR INCOME TAXES ...............         (1,836,265)          (2,700,811)
    BENEFIT FOR INCOME TAXES ...........................            685,338            1,017,132

                                                            ----------------    -----------------
    NET LOSS ...........................................      $  (1,150,927)       $  (1,683,679)
                                                            ================    =================

    NET LOSS PER SHARE .................................      $       (0.12)       $       (0.17)
                                                            ================    =================

    WEIGHTED AVERAGE
       SHARES OUTSTANDING ..............................          9,777,500            9,777,500
                                                            ================    =================

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                                                                 March 31,                  December 31,
                                                                                   2000                        1999
                                                                             -----------------           -------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                               $   2,008,485                $   2,445,750
      Trade receivables, less  allowance for doubtful
           accounts of $1,023,691 and $1,368,514                                 13,584,846                   12,535,138
      Other receivables                                                              96,856                       76,498
      Prepaid expenses                                                            1,045,704                    1,202,443
      Due from related party                                                         40,200                    2,750,200
                                                                             -----------------           -----------------
           Total current assets                                                  16,776,091                   19,010,029

Property and equipment, net                                                      61,708,888                   63,086,924
Goodwill, less accumulated amortization of
      $369,796 and $358,101                                                         799,146                      810,841
Restricted cash and investments                                                     699,468                      691,419
Other assets                                                                      5,134,628                    4,463,425
                                                                             -----------------           -----------------
TOTAL ASSETS                                                                  $  85,118,221                $  88,062,638
                                                                             =================           =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                        $   7,550,140                $   7,460,770
      Accrued liabilities                                                         2,609,312                    3,793,885
      Current portion of notes payable                                            4,104,918                    4,615,862
      Current portion of revolving line of credit                                 2,915,625                    1,943,750
      Current portion of capital lease obligations                                   85,102                       83,010
      Unearned revenue                                                              499,506                      499,506
                                                                             -----------------           -----------------
           Total current liabilities                                             17,764,603                   18,396,783

Notes payable, less current portion                                              25,595,083                   26,762,440
Revolving line of credit                                                         12,634,375                   13,606,250
Due to related party                                                              1,000,000
Capital lease obligations, less current portion                                      67,580                       89,657
                                                                             -----------------           -----------------
TOTAL LIABILITIES                                                                57,061,641                   58,855,130
                                                                             -----------------           -----------------

Stockholders' Equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized; no shares issued or outstanding                                    -                            -
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,777,500 shares issued and
           outstanding in 2000 and 1999                                              97,775                       97,775
      Additional paid-in capital                                                 37,982,818                   37,982,818
      Accumulated deficit in earnings                                           (10,024,013)                  (8,873,085)
                                                                           -----------------             -----------------
           Total stockholders' equity                                            28,056,580                   29,207,508
                                                                           -----------------             -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  85,118,221                $  88,062,638
                                                                           =================             =================

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
          For the three months ended March 31, 2000 and March 31, 1999
                                   (Unaudited)



                                                                                 March 31,                      March 31,
                                                                                   2000                           1999
                                                                             -------------------            ------------------
Operating activities:
       Net loss                                                               $   (1,150,928)                 $ (1,683,679)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                          1,210,230                     1,092,464
            Provision for doubtful accounts                                          100,942                       471,079
            Deferred income taxes                                                   (685,338)                   (1,017,132)
            Gain on sale of fixed assets                                             (10,762)                      (30,417)
            (Increase) decrease in:
              Trade receivables                                                   (1,150,650)                     (108,651)
              Other receivables                                                      (20,358)                     (497,491)
              Prepaid expenses                                                       156,739                       215,867
            Increase (decrease) in:
              Accounts payable                                                        89,370                    (1,240,084)
              Accrued liabilities                                                 (1,184,573)                     (200,947)
              Due from related party                                               3,710,000                       783,447
              Unearned revenue                                                             0                      (187,811)

                                                                             -------------------            ------------------
       Net cash provided by (used in) operating activities                         1,064,672                    (2,403,355)
                                                                             -------------------            ------------------

Investing activities:
       Purchases & construction of property, plant & equipment                      (150,737)                     (993,681)
       Proceeds from sale of equipment                                               341,000                       430,000
       Decrease in other assets                                                       14,135                         3,289
       (Increase) decrease in restricted cash and investments                         (8,049)                      522,656
                                                                             -------------------            ------------------
                 Net cash provided by (used in) investing activities                 196,349                       (37,736)
                                                                             -------------------            ------------------

Financing activities:
       Proceeds from borrowing on revolving line of credit                                 0                     2,000,000
       Principal payments on notes payable                                        (1,678,301)                   (1,254,723)
       Principal payments under capital lease obligations                            (19,985)                      (10,414)
                                                                             -------------------            ------------------
                 Net cash (used in) provided by financing activities              (1,698,286)                      734,863
                                                                             -------------------            ------------------

       Net decrease in cash and cash equivalents                                    (437,265)                   (1,706,228)
       Cash and Cash Equivalents, beginning of the period                          2,445,750                     5,561,996
                                                                             -------------------            ------------------

       Cash and Cash Equivalents, end of period                                $   2,008,485                   $ 3,855,768
                                                                             ===================            ==================

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000




1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 1999 that appear in the Form 10-K.



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

            Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended March 31, 2000 and 1999
------------------------------------------

Operating revenues for the three months ended March 31, 2000 were $21,333,405 a decrease of $1,417,199 or 6.2%, compared to the first quarter of 1999. The Company's monthly operating revenues grew consistently throughout the first quarter of 2000. Operating revenues for January, February and March 2000, were $5.5 million, $6.7 million and $9.1 million, respectively. Based primarily upon a change in itinerary involving the same number of deployed vessels, Trailer Bridge had 15.3% more overall vessel capacity deployed to Puerto Rico compared to the first quarter of 1999. For the three months ended March 31, 2000, total southbound volume decreased .4% and northbound volume increased by 12.1% compared to the year earlier period. The PIERS data indicates that the overall Puerto Rico market was down 7.8% for the three months ended March 31, 2000 as market volumes swelled during the first quarter of 1999 in the aftermath of Hurricane Georges. As the changes the Company experienced during the first quarter of 2000 were favorable compared to the respective changes in overall market volume, the Company's southbound market share excluding vehicles, improved for the three months ended March 31, 2000 to 12.2% from 11.9% for the year earlier period and the Company's northbound market share improved for the three months ended March 31, 2000 to 15.6% from 13.3% for the year earlier period.

Comparing total volume and total revenue by direction, effective yield to and from Puerto Rico for the three months ended March 31, 2000 decreased 9.2% and 10.9%, respectively, compared to the same period last year. Puerto Rico deployed vessel capacity utilization overall during the first quarter of 2000 was 74.7% to Puerto Rico and 26.8% from Puerto Rico compared to 88.8% to Puerto Rico and 26.8% from Puerto Rico for the same period last year. The Company's vessel capacity utilization grew consistently in both directions throughout the first quarter of 2000 as shown in the table below. The stated capacity utilization figures are based upon vessels deployed in service and exclude the effect of two Triplestack Box Carriers(TM) that are presently laid-up. Total net expenses related to these two vessels, consisting primarily of depreciation and interest and reduced by $259,090 of charter revenue from third parties in the early part of the quarter, was $98,848 for the three months ended March 31, 2000. When deployed, these two vessels will increase the Company's in service fleet capacity by approximately 31%.

For the three months ended March 31, 2000 operating loss was $903,031, an improvement of $1,175,404 from the $2,078,435 operating loss in the year earlier period. The Company's operating results improved consistently throughout the first quarter of 2000 with January and February producing operating losses of $1,387,795 and $452,787, respectively, with March producing operating income of $927,551. Compared to the first quarter of 1999, operating income for the three months ended March 31, 2000 was higher despite lower yields and revenue due to the absence of additional costs of $2,382,909 related to the disruption resulting from the loss of use of the San Juan ramp due to Hurricane Georges.
As a result of the above, the operating ratio was 104.2% during the first quarter of 2000 compared to the 109.1% operating ratio during the year earlier period. Net interest expense for the three months ended March 31, 2000 of $943,996 was up $291,203 from the year earlier period that included less debt and lower interest rates.

Loss before income taxes for the three months ended March 31, 2000 was $1,836,265, an improvement of $864,546 from the year earlier period. After income taxes, net loss for the three months ended March 31, 2000 was $1,150,927 compared to the net loss of $1,683,679 for the year earlier period. Net loss per share was $.12 for the three months ended March 31, 2000 compared to net loss per share of $.17 for the year earlier period.

The following table highlights the actual operating results for the quarter by month along with related volume and utilization statistics.

                                                              January       February         March         1Q2000

Revenue                                                      5,511,777      6,696,021      9,125,607     21,333,405
Operating (loss) income                                    (1,387,795)      (452,787)        927,551      (903,031)
Net (loss) income before taxes                             (1,689,450)      (764,414)        617,599    (1,836,265)
Net (loss) income                                          (1,049,939)      (477,491)        376,503    (1,150,927)
Net (loss) income per share                                     (0.11)         (0.05)           0.04         (0.12)
Operating ratio                                                 125.1%         106.7%          89.7%         104.2%
Weeks Volume/Revenue                                                 4              4              5             13
Southbound Puerto Rico volume                                    1,950          2,400          3,078          7,428
Total Puerto Rico volume                                         2,574          3,155          4,223          9,952
Southbound vessel capacity utilization                           66.8%          75.5%          80.0%          74.7%
Overall vessel capacity utilization                              46.1%          51.7%          54.9%          51.4%


LIQUIDITY AND CAPITAL RESOURCES


         For the three months ended March 31, 2000, net cash provided by operating activities was $1,064,672, an improvement of approximately $3.5 million from the year earlier period. At March 31, 2000, cash amounted to $2.0 million and stockholders equity was $28.1 million. The Company was in compliance with all financial covenants related to its revolving credit at March 31, 2000. At March 31, 2000 the Company has negative working capital of $988,512. The Company believes that it presently has sufficient capital resources and liquidity for its anticipated debt service requirements, its anticipated capital expenditures, and to meet its working capital needs.

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


                                       TRAILER BRIDGE, INC.


Date: May 15, 2000                     By:  /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman and Chief
                                             Executive Officer


Date: May 15, 2000                     By:  /s/ Mark A. Tanner
                                          --------------------------------------
                                            Mark A. Tanner
                                            Vice President of Administration
                                             and Chief Financial Officer