Form 10-Q
period 2000-06-30
TRAILER BRIDGE INC
filed 2000-08-14
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
June 30, 2000                                                   0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                 13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                     32226               (904) 751-7100
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


                                 YES [X]       NO [ ]


         As of August 14, 2000, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

         Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1999 that appear in the Company's Annual Report on Form 10-K.


Statements of Operations for the Three and
         Six Months Ended June 30, 2000 and 1999 (unaudited)              Page 3

Balance Sheets as of
         June 30, 2000 (unaudited) and December 31, 1999                  Page 4

Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and 1999 (unaudited)              Page 5

Notes to Financial Statements as of
         June 30, 2000                                                    Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months                          Six Months
                                                                  Ended June 30,                        Ended June 30,
                                                      --------------     -----------------  ----------------    ---------------
                                                          2000                 1999              2000                1999
                                                      --------------     -----------------  ----------------    ---------------
OPERATING REVENUES .................................   $23,764,889          $22,686,417       $45,098,294         $45,437,021
OPERATING EXPENSES:
  Salaries wages, and benefits .....................     3,771,121            3,898,023         7,894,929           7,861,317
  Rent and purchased transportation:
     Related Party ................................      1,829,100            1,829,100         3,658,200           3,638,100
     Other ........................................      6,132,911            6,694,947        11,743,325          13,768,185
  Fuel ............................................      2,515,995            1,607,744         4,989,771           2,967,369
  Operating and maintenance
     (exclusive of depreciation shown
     separately below) ...........................       5,229,909            5,353,351        10,352,592          12,757,183
  Taxes and licenses .............................          98,159              174,587           258,260             389,305
  Insurance and claims ...........................         567,452              634,908         1,168,586           1,166,212
  Communications and utilities ...................         145,174              206,156           309,155             415,457
  Depreciation and amortization ..................       1,207,764            1,156,611         2,417,994           2,249,056
  Other operating expenses .......................         964,591              990,573         1,905,799           2,162,855
                                                      -----------------    -----------------  ----------------    ----------------
                                                        22,462,176           22,546,000        44,698,611          47,375,039
                                                      -----------------    -----------------  ----------------    ----------------
    OPERATING INCOME (LOSS) ......................       1,302,713              140,417           399,683          (1,938,018)
    NONOPERATING INCOME
       (EXPENSE):
       Interest expense, net......................        (862,412)            (816,695)       (1,806,408)         (1,469,488)
       Gain on sale of equipment .................         384,250               48,866           395,011              79,283
                                                      -----------------    -----------------  ----------------    ----------------
                                                          (478,162)            (767,829)       (1,411,397)         (1,390,205)
                                                      -----------------    -----------------  ----------------    ----------------

    INCOME (LOSS) BEFORE (PROVISION)
       BENEFIT FOR INCOME TAXES...................         824,551             (627,412)       (1,011,714)         (3,328,223)
    (PROVISION) BENEFIT FOR INCOME TAXES .........        (323,927)             228,035           361,411           1,245,167

    INCOME (LOSS) BEFORE CUMULATIVE
      EFFECT OF AN ACCOUNTING CHANGE .............         500,624             (399,377)         (650,303)         (2,083,056)

    CUMULATIVE EFFECT OF ACCOUNTING
      CHANGES (NET OF TAX)........................         127,100                                127,100

                                                      -----------------    -----------------  ----------------    ----------------
    NET INCOME (LOSS).............................       $ 627,724           $ (399,377)       $ (523,203)        $(2,083,056)
                                                      =================    =================  ================    ================

    PER SHARE AMOUNTS

    INCOME (LOSS) BEFORE CUMULATIVE
      EFFECT OF AN ACCOUNTING CHANGE..............            0.05                                   0.05

    CUMULATIVE EFFECT OF ACCOUNTING
      CHANGES (NET OF TAX)........................            0.01                                   0.01

    NET INCOME (LOSS).............................       $    0.06           $    (0.04)       $    (0.06)        $     (0.21)
                                                      =================    =================  ================    ================

    WEIGHTED AVERAGE
       SHARES OUTSTANDING ........................       9,777,500            9,777,500         9,777,500           9,777,500
                                                      =================    =================  ================    ================

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS


                                                                               June 30,                     December 31,
                                                                                 2000                           1999
                                                                           -----------------             -------------------
ASSETS                                                                        (Unaudited)
Current Assets:
      Cash and cash equivalents                                                $  3,328,876                    $  2,445,750
      Trade receivables, less  allowance for doubtful
           accounts of $1,041,564 and $1,1,368,514                               14,595,039                      12,535,138
      Other receivables                                                              30,254                          76,498
      Prepaid expenses                                                              999,969                       1,202,443
      Due from related party                                                         40,200                       2,750,200
                                                                           -----------------             -------------------
           Total current assets                                                  18,994,338                      19,010,029

Property and equipment, net                                                      60,135,067                      63,086,924
Goodwill, net                                                                       787,451                         810,841
Restricted cash and investments                                                     708,524                         691,419
Other assets                                                                      4,719,523                       4,463,425
                                                                           -----------------             -------------------
TOTAL ASSETS                                                                   $ 85,344,903                    $ 88,062,638
                                                                           =================             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                         $  5,879,059                    $  7,460,770
      Accrued liabilities                                                         2,611,493                       3,793,885
      Current portion of notes payable                                            4,062,461                       4,615,862
      Current portion of of revolving line of credit                             15,550,000                       1,943,750
      Current portion of capital lease obligations                                   87,248                          83,010
      Unearned revenue                                                              499,506                         499,506
                                                                           -----------------             -------------------
           Total current liabilities                                             28,689,767                      18,396,783

Notes payable, less current portion                                              27,925,884                      26,762,440
Revolving line of credit, less current portion                                            -                      13,606,250
Capital lease obligations, less current portion                                      44,947                          89,657
                                                                           -----------------             -------------------
TOTAL LIABILITIES                                                                56,660,598                      58,855,130
                                                                           -----------------             -------------------


Stockholders' Equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized; no shares issued or outstanding                                    -                               -
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,777,500 shares issued and
           outstanding in 2000 and 1999                                              97,775                          97,775
      Additional paid-in capital                                                 37,982,818                      37,982,818
      Accumulated deficit in earnings                                            (9,396,288)                     (8,873,085)
                                                                           -----------------             -------------------
           TOTAL STOCKHOLDERS' EQUITY                                            28,684,305                      29,207,508
                                                                           -----------------             -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 85,344,903                    $ 88,062,638
                                                                           =================             ===================

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 2000 and June 30, 1999
                                   (Unaudited)


                                                                                   June 30,                      June 30,
                                                                                     2000                          1999
                                                                              -------------------          ------------------
Operating activities:
       Net loss                                                                $    (523,203)                $  (2,083,056)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                          2,417,994                     2,249,056
            Provision for doubtful accounts                                          352,679                       739,997
            Deferred income taxes                                                   (283,511)                   (1,245,167)
            Gain on sale of fixed assets                                            (395,011)                      (79,282)
            Decrease (increase) in:
              Trade receivables                                                   (2,412,580)                      646,134
              Other receivables                                                       46,244                    (1,394,714)
              Prepaid expenses                                                       202,474                      (145,583)
              Due from related party                                            2,710,000                       921,945
            Increase (decrease) in:
              Accounts payable                                                    (1,581,711)                     (391,969)
              Accrued liabilities                                                 (1,182,392)                   (1,302,765)
              Unearned revenue                                                             0                       (89,885)

                                                                          -------------------            ------------------
       Net cash used in operating activities                                        (649,017)                   (2,175,289)
                                                                          -------------------            ------------------

Investing activities:
       Purchases & construction of property and equipment                           (517,736)                   (6,460,562)
       Proceeds from sale of property and equipment                                1,470,000                       861,884
       Decrease in other assets                                                       27,413                        37,874
       (Increase) decrease in restricted cash and investments                        (17,105)                      515,281
                                                                          -------------------            ------------------
                 Net cash provided by (used in) investing activities                 962,572                    (5,045,523)
                                                                          -------------------            ------------------

Financing activities:
       Proceeds from borrowing on notes payable                                    3,000,000
       Proceeds from borrowing on revolving line of credit                                                       7,000,000
       Principal payments on notes payable                                        (2,389,957)                   (1,983,994)
       Principal payments under capital lease obligations                            (40,472)                      (21,033)
                                                                          -------------------            ------------------
                 Net cash provided by financing activities                           569,571                     4,994,973
                                                                          -------------------            ------------------

       Net increase (decrease) in cash and cash equivalents                          883,126                    (2,225,839)
       Cash and Cash Equivalents, beginning of the period                          2,445,750                     5,561,996
                                                                          -------------------            ------------------

       Cash and Cash Equivalents, end of period                                $   3,328,876                 $   3,336,157
                                                                          ===================            ==================

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000




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

         Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to adopt the guidance in the SAB no later than the fourth quarter of its fiscal year 2000. Adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.


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

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended June 30, 2000 and 1999
-----------------------------------------

         Total revenue for the three months ended June 30, 2000 was $23,764,889, an increase of $1,078,472, or 4.8%, compared to total revenue of $22,686,417 reported for the three months ended June 30, 1999. The increased revenue was due to increased shipping volume. The Company also reported significant increases in income for the three months ended June 30, 2000, highlighted by net income of $627,724, or $.06 per share, as compared to a net loss of $399,377, or $.04 per share, for the three months ended June 30, 1999. Net income for the three months ended June 30, 2000 included a benefit of $127,100 from the cumulative effect of a change in accounting principle related to periodic vessel dry-docking.

         Operating income for the three months ended June 30, 2000, increased to $1,302,713, an improvement of $1,162,296, or 828.7%, from operating income of $140,417 for the three months ended June 30, 1999. Operating income was higher due to increased volume across most sectors, continuing improvement in costs and the absence of $709,335 of hurricane-related costs incurred last year related to the Company's operations in San Juan. Higher operating income resulted in an improved operating ratio of 94.5% for the three months ended June 30, 2000 compared to the 99.4% operating ratio for the three months ended June 30, 1999.

         Income before income taxes for the three months ended June 30, 2000 was $824,551, an improvement of $1,451,963 from the three months ended June 30, 1999. Pre-tax income for the three months ended June 30, 2000, includes $45,717 in additional interest expense over the three months ended June 30, 1999 and $384,250 related to the sale of assets versus a gain of $48,866 in the three months ended June 30, 1999.

         Total southbound Puerto Rico volume for the three months ended June 30, 2000, increased 10.1% and total northbound volume increased 22.7% compared to the three months ended June 30, 1999. Comparing total volume and total revenue by direction, Trailer Bridge's effective yield to and from Puerto Rico decreased 8.5% and 13.0%, respectively, compared to the three months ended June 30, 1999. The Company's Puerto Rico deployed vessel capacity utilization overall during the three months ended June 30, 2000, was 79.9% to Puerto Rico and 29.3% from Puerto Rico. These were below capacity utilization figures of 90.6% to Puerto Rico and 30.6% from Puerto Rico during the three months ended June 30, 1999, when Trailer Bridge had less effective capacity in the Puerto Rico lane prior to a change in itinerary involving the same number of overall deployed vessels. All of these capacity utilization figures are based upon vessels deployed in service and exclude the effect of two Triplestack Box Carriers(R) that are presently laid-up. Total net expenses related to these two vessels, consisting primarily of depreciation and interest, were $401,179 during the three months ended June 30, 2000. When deployed, these two vessels will increase Trailer Bridge's in service fleet capacity by approximately 31%.

         The Company's business model involves a high degree of operating leverage with changes in volume having a disproportionate effect on overall yields. Based upon its cost structure and the fixed versus variable nature of those costs, the Company believes that its present incremental cost to handle additional volume within its system is lower than that of any of its competitors.

Six Months Ended June 30, 2000 and 1999
---------------------------------------


         Total revenue for the six months ended June 30, 2000 was $45,098,294, a decrease of $338,727, or .7%, compared to total revenue of $45,437,021 reported for the six months ended June 30, 1999. The decreased revenue was due to lower effective yields for the six month period ending June 30, 2000 as compared to the six months ended June 30, 1999. The net loss improved by $1,559,853 to $523,203, or $.05 per share, for the six months ended June 30, 2000, compared to a net loss of $2,083,056, or $.21 per share for the six months ended June 30, 1999. Operating income improved $2,337,700 to $399,683 in the six month period ending June 30, 2000 as compared to an operating loss of $1,938,018 in the comparable period last year. The improvement in operating income was attributable to continuing improvement in costs and the absence of $3,092,244 of hurricane-related costs incurred last year related to the Company's operations in San Juan partially offset by the effect of increased fuel prices.



         Total southbound Puerto Rico volume for the six months ended June 30, 2000, increased 4.9% and total northbound volume increased 17.7% compared to the six months ended June 30, 1999. Comparing total volume and total revenue by direction, Trailer Bridge's effective yield to and from Puerto Rico decreased 8.9% and 12.0%, respectively, compared to the six months ended June 30, 1999. The Company's Puerto Rico deployed vessel capacity utilization overall during the six months ended June 30, 2000, was 77.3% to Puerto Rico and 28.1% from Puerto Rico. These were below capacity utilization figures of 89.7% to Puerto Rico and 28.7% from Puerto Rico during the six months ended June 30, 1999, when Trailer Bridge had less effective capacity in the Puerto Rico lane prior to a change in itinerary involving the same number of overall deployed vessels. All of these capacity utilization figures are based upon vessels deployed in service and exclude the effect of two Triplestack Box Carriers(R) that are presently laid-up. Total net expenses related to these two vessels, consisting primarily of depreciation and interest, were $500,027 during the six months ended June 30, 2000 reduced by $259,090 of charter revenue from third parties.

LIQUIDITY AND CAPITAL RESOURCES


         At June 30, 2000, cash amounted to $3.3 million and stockholders equity was $28.7 million. Net cash used in operating activities for the six month period ending June 30, 2000 improved to $649,017 from $2,175,289 for the six month period ended June 30, 1999. For the six months ending June 30, 2000 net cash provided in investing activities was $962,572 and net cash provided by financing activities was $569,571. As a result of the above, cash increased in the period ending June 30, 2000 by $883,126 to $3,328,876.

         The April 1, 2001 expiration date of the Company's revolving credit facility of $15.5 million results in the Company stating a negative working capital of $9.7 million at June 30, 2000. Upon the expiration date the $13.6 million outstanding balance will be due. The revolving credit facility is secured at June 30, 2000 by $27.3 million of equipment and eligible accounts receivable. The Company expects to have a new revolving credit facility or similar financing in place prior to its expiration date.

         The Company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs. Management believes that cash flow from operations combined with equipment financings will be adequate to meet the Company's debt service requirements and to meet its working capital needs for the remainder of 2000.

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


                                     PART II


                                OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on one item at the Annual Meeting of Shareholders held on May 17, 2000: 1. The election of four directors, to terms ending in 2001

         Votes were cast for election of directors as follows:

         Nominee                    Votes For        Votes Withheld
         -----------------------------------------------------------
         Malcom P. McLean           9,592,412                 33,735
         John D. McCown             9,592,412                 33,735

         Kenneth G. Younger         9,592,412                  33,735
         Artis James                9,592,412                  33,735
         Charles R. Cushing         9,592,412                  33,735

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


                                       TRAILER BRIDGE, INC.


Date: August 14, 2000                 By:  /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman and Chief
                                             Executive Officer


Date: August 14, 2000                 By:  /s/ Mark A. Tanner
                                          --------------------------------------
                                            Mark A. Tanner
                                            Vice President of Administration
                                             and Chief Financial Officer