Form 10-Q
period 2000-09-30
TRAILER BRIDGE INC
filed 2000-11-14
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
September 30, 2000                                                   0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                 13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                     32226               (904) 751-7100
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


                                 YES [X]       NO [ ]



         As of November 14, 2000, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

         Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 1999 that appear in the Company's Annual Report on Form 10-K.


Statements of Operations for the Three and
         Nine Months Ended September 30, 2000 and 1999 (unaudited)        Page 3

Balance Sheets as of
         September 30, 2000 and December 31, 1999 (unaudited)             Page 4

Statements of Cash Flows for the
         Nine Months Ended September 30, 2000 and 1999 (unaudited)        Page 5

Notes to Financial Statements as of
         September 30, 2000                                               Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        Three Months                        Nine Months
                                                                     Ended September 30,                Ended September 30,
                                                         --------------------------------------  -----------------------------------
                                                               2000                 1999              2000                1999
                                                         -----------------    -----------------  ----------------    ---------------
    OPERATING REVENUES ..................................  $ 23,151,664         $ 20,625,799      $ 68,249,958        $ 66,062,820
    OPERATING EXPENSES:
       Salaries wages, and benefits .....................     4,070,615            4,109,261        11,965,544          11,970,579
       Rent and purchased transportation:
          Related Party .................................     1,849,200            1,849,200         5,507,400           5,487,300
          Other .........................................     6,569,302            6,276,954        18,312,627          20,045,138
       Fuel .............................................     2,647,833            1,776,631         7,637,603           4,744,000
       Operating and maintenance
          (exclusive of depreciation shown
          separately below) .............................     4,511,954            5,924,603        14,864,546          18,681,786
       Taxes and licenses ...............................       117,963              161,548           376,223             550,854
       Insurance and claims .............................       519,235              231,355         1,687,821           1,397,567
       Communications and utilities .....................       161,467              262,607           470,622             676,091
       Depreciation and amortization ....................     1,211,366            1,214,478         3,629,360           3,463,553
       Other operating expenses .........................     1,152,392            1,064,988         3,058,192           3,229,795
                                                         -----------------    -----------------  ----------------    ---------------
                                                             22,811,327           22,871,625        67,509,938          70,246,663
                                                         -----------------    -----------------  ----------------    ---------------
    OPERATING INCOME (LOSS) .............................       340,337           (2,245,826)          740,020          (4,183,843)
    NONOPERATING INCOME
       (EXPENSE):
       Interest expense, net.............................      (820,317)            (889,423)       (2,626,726)         (2,358,912)
       Gain on sale of equipment,........................        39,380                4,008           434,392              83,291
                                                         -----------------    -----------------  ----------------    ---------------
                                                               (780,937)            (885,415)       (2,192,334)         (2,275,621)
                                                         -----------------    -----------------  ----------------    ---------------

    LOSS BEFORE BENEFIT FOR INCOME TAXES ................      (440,600)          (3,131,241)       (1,452,314)         (6,459,464)
    BENEFIT FOR INCOME TAXES ............................       230,343            1,176,658           591,754           2,421,825
                                                         -----------------    -----------------  ----------------    ---------------

    LOSS BEFORE CUMULATIVE
      EFFECT OF AN ACCOUNTING CHANGE ....................      (210,257)          (1,954,583)         (860,560)         (4,037,639)

    CUMULATIVE EFFECT OF ACCOUNTING
      CHANGES (NET OF TAX) ..............................                                              127,100

                                                         -----------------    -----------------  ----------------    ---------------
    NET LOSS ............................................  $   (210,257)        $ (1,954,583)     $   (733,460)       $ (4,037,639)
                                                         =================    =================  ================    ===============

    PER SHARE AMOUNTS:

       LOSS BEFORE CUMULATIVE
         EFFECT OF AN ACCOUNTING CHANGE .................         (0.02)              (0.20)             (0.09)              (0.41)

       CUMULATIVE EFFECT OF ACCOUNTING
         CHANGES (NET OF TAX) ...........................           -                  -                  0.01                  -
                                                         -----------------    -----------------  ----------------    ---------------

    NET LOSS ............................................  $      (0.02)        $      (0.20)     $      (0.08)       $      (0.41)
                                                         =================    =================  ================    ===============

    WEIGHTED AVERAGE
       SHARES OUTSTANDING ...............................     9,777,500            9,777,500         9,777,500           9,777,500
                                                         =================    =================  ================    ===============

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                             September 30,                  December 31,
                                                                                 2000                           1999
                                                                           -----------------             -------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                 $ 3,595,406                     $ 2,445,750
      Trade receivables, less  allowance for doubtful
           accounts of $1,205,356 and $1,368,514                                 15,524,819                      12,535,138
      Other receivables                                                              27,625                          76,498
      Prepaid expenses                                                            1,979,459                       1,202,443
      Due from related party                                                         20,100                       2,750,200
                                                                           -----------------             -------------------
           Total current assets                                                  21,147,409                      19,010,029

Property and equipment, net                                                      59,093,402                      63,086,924
Goodwill, net                                                                       775,757                         810,841
Restricted cash and investments                                                     718,011                         691,419
Other assets                                                                      4,937,216                       4,463,425
                                                                           -----------------             -------------------
TOTAL ASSETS                                                                    $86,671,795                    $ 88,062,638
                                                                           =================             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                          $ 7,122,653                     $ 7,460,770
      Accrued liabilities                                                         2,991,881                       3,793,885
      Current portion of notes payable                                            3,655,517                       4,615,862
      Current portion of of revolving line of credit                             14,578,125                       1,943,750
      Current portion of capital lease obligations                                   89,447                          83,010
      Due to affliate                                                             5,000,000                               -
      Unearned revenue                                                              499,506                         499,506
                                                                           -----------------             -------------------
           Total current liabilities                                             33,937,129                      18,396,783

Notes payable, less current portion                                              24,238,875                      26,762,440
Revolving line of credit, less current portion                                            -                      13,606,250
Capital lease obligations, less current portion                                      21,743                          89,657
                                                                           -----------------             -------------------
TOTAL LIABILITIES                                                                58,197,747                      58,855,130
                                                                           -----------------             -------------------


Stockholders' Equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized; no shares issued or outstanding                                    -                               -
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,777,500 shares issued and
           outstanding in 2000 and 1999                                              97,775                          97,775
      Additional paid-in capital                                                 37,982,818                      37,982,818
      Accumulated deficit in earnings                                            (9,606,545)                     (8,873,085)
                                                                           -----------------             -------------------
           TOTAL STOCKHOLDERS' EQUITY                                            28,474,048                      29,207,508
                                                                           -----------------             -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $86,671,795                    $ 88,062,638
                                                                           =================             ===================

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 2000 and September 30, 1999
                                   (Unaudited)


                                                                                  September 30,                 September 30,
                                                                                       2000                          1999
                                                                                -------------------            -----------------
Operating activities:
       Net loss                                                                 $    (733,460)                 $  (4,037,639)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                           3,629,360                      3,463,534
            Provision for doubtful accounts                                           794,384                      1,223,445
            Deferred income taxes                                                    (513,854)                    (2,421,825)
            Gain on sale of fixed assets                                             (434,392)                       (83,291)
            Decrease (increase) in:
              Trade receivables                                                    (3,784,065)                       797,316
              Other receivables                                                        48,873                      1,263,439
              Prepaid expenses                                                       (777,016)                      (376,322)
            Increase (decrease) in:
              Accounts payable                                                       (338,117)                      (102,163)
              Accrued liabilities                                                    (802,004)                    (1,794,031)
              Unearned revenue                                                              0                        (78,471)
              Due from related party                                                2,730,100                        632,534

                                                                                -------------------            -----------------
       Net cash used in operating activities                                         (180,191)                    (1,513,474)
                                                                                -------------------            -----------------

Investing activities:
       Purchases & construction of property and equipment                            (960,717)                    (7,279,722)
       Proceeds from sale of property and equipment                                 1,794,355                        981,146
       Decrease in other assets                                                        40,063                         33,432
       (Increase) decrease in restricted cash and investments                         (26,592)                       507,527
                                                                                -------------------            -----------------
                 Net cash provided by (used in) investing activities                  847,109                     (5,757,617)
                                                                                -------------------            -----------------

Financing activities:
       Proceeds from borrowing on revolving line of credit                                                         7,000,000
       Proceeds from borrowing from affiliates                                      5,000,000
       Principal payments on revolving line of credit                                (971,875)
       Principal payments on notes payable                                         (3,483,910)                    (3,267,744)
       Principal payments under capital lease obligations                             (61,476)                       (31,866)
                                                                                -------------------            -----------------
                 Net cash provided by financing activities                            482,738                      3,700,390
                                                                                -------------------            -----------------

       Net increase (decrease) in cash and cash equivalents                         1,149,656                     (3,570,701)
       Cash and Cash Equivalents, beginning of the period                           2,445,750                      5,561,996
                                                                                -------------------            -----------------

       Cash and Cash Equivalents, end of period                                 $   3,595,406                  $   1,991,295
                                                                                ===================            =================

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000




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

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

         Operating revenue was $23,151,664 for the three months ended September 30, 2000 an increase of $2,525,865, or 12.2%, compared to the three months ended September 30, 1999. Core trailer volume to Puerto Rico rose 32.5% compared to the three months ended September 30, 1999, resulting in a $3,101,794, or 26.1%, increase in core trailer revenue to Puerto Rico versus the three months ended September 30, 1999. This improvement was achieved despite a 3.2% decrease in total car and other vehicle volume, which produced a $132,210, or 3.6%, decrease in car and other vehicle revenue for the three months ended September 30, 2000. Revenue from shipper owned or leased equipment moving to Puerto Rico for the three months ended September 30, 2000, decreased by $29,341, or 3.1%, from the three months ended September 30, 1999. Trailer volume from Puerto Rico for the three months ended September 30, 2000, increased 3.7%, while related revenue decreased by $184,628, or 8.2%, compared to the three months ended September 30, 1999. Total domestic and other revenue for the three months ended September 30, 2000, of $1,663,911 represented a decrease of $229,751, or 12.1%, from the three months ended September 30, 1999.

         Operating income for the three months ended September 30, 2000 was $340,337, an increase of $2,586,163 from an operating loss of $2,245,826 for the three months ended September 30, 1999. Operating income for the three months ended September 30, 2000 included a non-recurring expense recovery from an affiliate of $907,439 for marine related expenses and additional expenses of $651,195 related to correcting schedule variances caused by a tug malfunction during the period. Trailer Bridge's operating ratio (operating expenses/ operating revenues) during the three months ended September 30, 2000, improved to 98.5% from 110.9% for the three months ended September 30, 1999. Net interest expense for the three months ended September 30, 2000, declined to $820,317 from $889,423 incurred during the three months ended September 30, 1999. During the three months ended September 30, 2000, Trailer Bridge also realized a gain of $39,380 related to the sale of older trailer equipment.

         The loss before income taxes for the three months ended September 30, 2000 was $440,600, an improvement of $2,690,641 from a pre-tax loss of $3,131,241 incurred in the three months ended September 30, 1999. The net loss for the three months ended September 30, 2000, narrowed substantially to $210,257, or $.02 per share, compared to net loss of $1,954,583, or $.20 per share, for the three months ended September 30, 1999.

         Total volume to Puerto Rico for the three months ended September 30, 2000, including cars and other vehicles, increased 24.8% compared to the three months ended September 30, 1999. Total volume from Puerto Rico for the three months ended September 30, 2000, increased 4.1% compared to the three months ended September 30, 1999. During the three months ended September 30, 2000, the average revenue per core southbound trailer load declined 4.8% compared to the three months ended September 30, 1999. The average revenue per northbound trailer load, during the three months ended September 30, 2000 decreased 10.2% compared to the three months ended September 30, 1999. Trailer Bridge had an average of 233 tractor units operating on the mainland during the three months ended September 30, 2000, generating 8,782 miles per month, of which 69.7% were loaded miles. The Company's Puerto Rico deployed vessel capacity utilization during the three months ended September 30, 2000, was 80.7% to Puerto Rico and 26.1% from Puerto Rico. These capacity utilization figures are based upon vessels deployed in service and exclude the effect of two Triplestack Box Carriers(TM) that were laid-up for much of the quarter. In late August, a short-term charter of one of these vessels to a third party commenced and in early October the other vessel was deployed in service to augment the Northeast Puerto Rico service. The total costs associated with the two laid-up vessels during the three months ended September 30, 2000, net of charter income, were $262,849.

         Beginning in early October, Trailer Bridge proceeded with its previously announced plan to expand to a weekly direct service between Port Newark and San Juan from the previous bi-weekly service. To date in the fourth quarter, the capacity utilization that Trailer Bridge has experienced each week on the weekly service exceeds the capacity utilization experienced on the previous bi-weekly service.


Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

         Total revenue for the nine months ended September 30, 2000 was $68,249,958, an increase of $2,187,138, or 3.3%, compared to total revenue of $66,062,820 reported for the nine months ended September 30, 1999. The increase in revenue was due to higher volume to and from Puerto Rico. The net loss improved by $3,304,179 to $733,460, or $.08 per share, for the nine months ended September 30, 2000, compared to a net loss of $4,037,639, or $.41 per share for the nine months ended September 30, 1999. Operating income for the nine months ended September 30, 2000, improved $4,923,863 to $740,020 compared to an operating loss of $4,138,844 in the nine months ended September 30, 1999. The improvement in operating income was attributable to continuing improvement in costs and the absence of $3,092,244 of hurricane-related costs incurred last year related to the Company's operations in San Juan partially offset by the effect of increased fuel prices. Net income for the nine months ended September 30, 2000 included a benefit of $127,100 from the cumulative effect of a change in accounting principle related to periodic vessel dry-docking.


         Total southbound Puerto Rico volume for the nine months ended September 30, 2000 increased 14.2% and total northbound volume increased 12.9% compared to the nine months ended September 30, 1999. During portions of the period, two Triplestack Box Carriers(R) were laid-up. Total net expenses related to these two vessels, consisting primarily of depreciation and interest, were $752,783 during the nine months ended September 30, 2000 reduced by $331,096 of charter revenue from third parties. Presently one of these vessels is in scheduled service between Newark, New Jersey and San Juan, Puerto Rico and the other is being chartered on a short term charter.




LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, cash amounted to $3.6 million and stockholders' equity was $28.5 million. Net cash used in operating activities for the nine months ended September 30, 2000 improved to $180,191 from $1,513,474, for the nine month period ended September 30, 1999. For the nine months ending September 30, 2000 net cash provided by investing activities was $847,109 and net cash provided by financing activities was $482,738 consisting of $5.0 million in borrowing from an affiliate less $4.5 million in principal repayments. As a result of the above, cash increased in the period ending September 30, 2000 by $1,149,656 to $3,595,406.

         The April 1, 2001 expiration date of the Company's revolving credit facility of $15.5 million results in the Company stating a negative working capital of $12.8 million at September 30, 2000. Upon the expiration date the $13.6 million outstanding balance will be due. The revolving credit facility is secured at September 30,

2000 by $27.3 million of equipment and eligible accounts receivable. The Company expects to have a new revolving credit facility or similar financing in place prior to its expiration date.

         The Company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs. Management believes that cash flow from operations combined with equipment financings will be adequate to meet the Company's debt service requirements and to meet its working capital needs.

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


                                       TRAILER BRIDGE, INC.


Date: November 14, 2000                By:  /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman and Chief
                                             Executive Officer




Date: November 14, 2000                By:  /s/ Mark A. Tanner
                                          --------------------------------------
                                            Mark A. Tanner
                                            Vice President of Administration
                                             and Chief Financial Officer