Form 10-K405
period 2000-12-31
TRAILER BRIDGE INC
filed 2001-04-02
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                         Commission file number 0-15087

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

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of March 30, 2001 was $11,226,784 (based upon $2.6875 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of March 30, 2001, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2001 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

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

         Trailer Bridge increased its vessel capacity again in 1998 when it took delivery of four 408' long container carrying barges designed specifically for the Company's integrated truckload marine transportation system and bearing the Company's Triplestack Box Carrier(R) trade name. The first Triplestack Box Carrier was delivered to the Company in January 1998. A fifth vessel was delivered in February 2000. The Triplestack Box Carriers are versatile, low-draft vessels that have a capacity of 260 53' containers, stacked three-high on a single deck. During 2000 the Company implemented a weekly sailing directly between Newark, New Jersey and San Juan, Puerto Rico. The Company currently utilizes four Triplestack Box Carriers to provide weekly sailings directly between Jacksonville, Florida and San Juan, Puerto Rico and weekly sailings between Newark, New Jersey and San Juan, Puerto Rico. During 2000 the fifth Triplestack Box Carrier was chartered for a portion of the year under short-term charters.

         OPERATIONS

         At December 31, 2000, Trailer Bridge operated a fleet of 140 tractors, 1,525 high-cube trailers, 2,740 53' high cube containers and 2,004 53' chassis which transport truckload freight between the Company's Jacksonville and Newark port facilities and inland points in the U.S. The Company also provides full truckload service between interior points within the continental U.S., primarily to increase equipment utilization, minimize empty miles and maximize revenue while repositioning equipment to carry Puerto Rico bound freight. The Company maintains a centralized dispatch and customer service center at its Jacksonville headquarters to coordinate the movement of customer freight throughout our system. The operations center features a fully integrated computerized dispatch and customer service network. Customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Dispatch and customer service personnel work together to coordinate Puerto Rico and non-Puerto Rico freight to achieve the most optimum load balance and minimize empty miles within the Company's truckload operation.

         At December 31, 2000, Trailer Bridge operated two 736' triple-deck, roll-on/roll-off (ro/ro) ocean-going barges and four 408' Triplestack Box Carriers. Loading of the ro/ro barges is performed with small maneuverable yard tractors operated by stevedores hired by an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each Triplestack Box Carrier is towed at approximately 9 knots by one 4,000 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of two unaffiliated tug owners. Compared to a self-propelled vessel, a towed barge has reduced Coast Guard manning requirements and higher fuel efficiency. Similarly, the large number of U.S. tugs available for charter provides the Company with a reliable source for towing services.

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

         The Company believes that price is the primary determinant in the freight lanes in which it is involved. Nonetheless, the Company also believes that it provides enhanced service that results from its single company control of the entire freight movement over land and water. This service frees the customer from the operational complexities of coordinating the interface between over-the-road and marine service. The Company's customer service philosophy has generated increased demand from existing customers for additional equipment and sailings and has led to ongoing relationships with customers such as DaimlerChrysler, General Motors, K Mart, WalMart, Hanes/Sara Lee, Georgia Pacific, Baxter Healthcare, Abbott Laboratories, General Electric, Walgreens, Procter & Gamble, Whirlpool, SC Johnson and Toys `R' Us.

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

         VESSELS

         At December 31, 2000, the Company operated two 736' by 104' triple-deck roll-on/roll-off barges. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville and San Juan that have been built specifically for the Company. Four lanes on each vessel have been converted to carry new and used automobiles on car decks that allow approximately 11 cars to fit in the space previously used for one 48' unit. The trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the trailers into position on the vessel.

         At December 31, 2000 the Company operated four Triplestack Box Carriers that are single deck barges designed to carry 53' containers. The first of the Triplestack Box Carriers was delivered to the Company in January 1998 and the fifth and final Triplestack Box Carrier was delivered in February 2000. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan and a separate facility in Newark, New Jersey. Wheeled vehicles known as reach-stackers carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks. The Company has filed for patent protection for its unique system consisting of the vessels and their related loading and unloading method.

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

         JACKSONVILLE

         In May 1998, the Company ceased using the floating ramp structure in Jacksonville when it was replaced by a land-based ramp structure built by the Jacksonville Port Authority. The Company retained the unused floating ramp structure in Jacksonville, Florida to be used as an alternative and to explore its use at other ports. In December 1998 the Jacksonville floating ramp structure suffered a casualty and became submerged in Jacksonville. The Company's naval engineers and the representatives of the insurer insuring the ramp structure determined that the structure had suffered irreparable damage. The owner of the ramp structure, an affiliate of the Company, with the consent of the Company, contracted for the removal of the ramp structure as a wreck. The ramp structure was insured for insured perils of the sea. In December 1999, the Company recovered, from an affiliate, $3.7 million of excess operating and maintenance expenses incurred during the period that the Company had limited use of the floating ramp system. In return, the Company waived any right to any insurance proceeds from the casualty to the floating ramp system.

         REVENUE EQUIPMENT

         Trailer Bridge's equipment strategy is to operate modern tractors and trailers in order to (i) reduce fuel, maintenance and parts costs, (ii) increase reliability, and (iii) help attract and retain drivers. At December 31, 2000, the Company had 135 line haul tractors and 5 day cabs. The line haul power units are conventional tractors that, among other amenities preferred by drivers, include the pro sleeper package. The day cabs are used for local city work in Jacksonville. The Company's practice is to trade or replace its tractors on a 450,000-mile cycle that generally occurs during the fourth year.

         The Company has designed and built units to transport automobiles on its vessels. These units, designated by the Company as Vehicle Transport Modules(R), or VTM's(TM), can hold up to three vehicles and provide an efficient unit for loading and unloading. The Company built 303 of these units and has applied for patent protection on the design of the units.

         At December 31, 2000, the Company operated 1,525 dry van trailers, 921 of which were 48' x 102" models and 604 of which were 53' x 102" models. At December 31, 2000 the Company operated 2,740 53' containers and 2,004 chassis. At December 31, 2000 the Company operated 303 Vehicle Transport Modules. The Company's current practice is to trade or replace owned trailers on a seven-year cycle and replace leased trailers with owned trailers as leases expire.

         The Company performs preventative maintenance on equipment at its Jacksonville operations center, with major maintenance and repairs handled by outside contractors.

         DRIVER RECRUITING AND RETENTION

         The Company offers competitive compensation and full health care benefits differentiating it from many truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, awarding supporting line-haul operations positions, while providing more predictable home time for its drivers. The Company believes its driver turnover of 27% in 2000 is well below that typically reported by other truckload carriers despite an industry-wide driver shortage and vigorous competition for drivers.

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

         Trailer Bridge does not engage in any fuel hedging activities.

         In 2000 due to the increased cost of fuel, the Company instituted fuel surcharges to its customers, pursuant to its tariff. The fuel surcharges for domestic truck movements are charged on a per mile basis while the fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis. The fuel surcharges have substantially offset the increases in fuel prices and are reported in the Company's revenues.

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

         COMPETITION

         The Company currently competes with four carriers for freight moving between the U.S. and Puerto Rico where its market share during 2000 was approximately 14%. The current operators in the Puerto Rico trade are Navieras de Puerto Rico ("NPR"), CSX Lines, Inc., Crowley Liner Services, Trailer Bridge and Sea Star Line. Based on available industry data for 2000, NPR has approximately 29% of the market and operates three container vessels configured to carry primarily 40' marine containers. CSX Lines, Inc., a subsidiary of CSX Corporation, has approximately 22% of the market and operates four container vessels that also carry mainly 40' containers. Crowley Liner Services, a subsidiary of privately held Crowley Maritime Corp., has approximately 25% of the market and operates roll-on/roll-off barges in various services between the U.S. and Puerto Rico. Sea Star Line, owned primarily by Matson Navigation Company, Inc. and Saltchuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc. has approximately 10% of the market with two combination ro/ro container vessels. NPR filed for Chapter 11 bankruptcy protection on March 21, 2001.

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

         EMPLOYEES

         At December 31, 2000, Trailer Bridge had 281 employees, 140 of whom were drivers.


         Item 2. Properties

         Trailer Bridge is headquartered in Jacksonville, Florida, where it owns a 16,000 square foot office building adjacent to its truck operations center. This facility allows 75 Jacksonville personnel to be centralized in one location. The office building has also been designed so that additions can be constructed to serve the Company's future needs. The truck operations center property consists of 17.8 acres near Interstate 95, approximately 2 miles from the Company's marine terminal on Blount Island. In addition to the office building, the property includes an 11,400 square foot tractor maintenance shop where oil changes and light preventative maintenance are performed, a trailer washing facility, drivers' lounge and parking space for tractors and trailers. In 2000, the Company sold a contiguous parcel of undeveloped property consisting of approximately 9.2 acres to an affiliate.

         The Company maintains small sales office facilities in Georgia, North Carolina, Illinois, Ohio and New Jersey that are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where 11 Puerto Rico administrative and sales personnel are based.

         PORT FACILITIES

         The Company utilizes port facilities in Jacksonville, San Juan and Port Newark, New Jersey where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck. Trailer Bridge's terminal in Jacksonville is located on Blount Island and consists of a berthing area and approximately 25 acres leased from the Jacksonville Port Authority. The lease, which expires in 2013, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. Included in the lease is a $3.6 million triple deck loading ramp funded by the Jacksonville Port Authority that the Company uses to load and unload its triple-deck roll-on/roll-off barges. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume with a minimum guarantee of approximately $1.6 million per year. The Company's marine terminal in San Juan consists of two berthing areas and 39 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo-handling services. This agreement, which expires in 2006, calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. The Company's marine operations in Newark, New Jersey consist of five acres utilized pursuant to a service agreement with a third party and a berthing agreement with the Port Authority of New York and New Jersey that expires in 2002. The Company believes its present port facilities are sufficient for its current operations.


         Item 3. Legal Proceedings

         The Company commenced an action against one of its competitors at the Surface Transportation Board ("STB") in July 1999. The complaint alleges that Sea Star Line, LLC, a competitor of the Company in the Puerto Rico trade is being operated in a manner inconsistent with a profit, constituting an unfair practice under the ICC Termination Act, 49 U.S.C. Section 14701. Sea Star filed a motion to dismiss the complaint in August 1999. In December 1999 the STB denied the motion to dismiss the complaint and permitted the suit to proceed. The Company is currently in the discovery process and will present its evidence that Sea Star is operating in violation of the ICC Termination Act in Fall 2001. The Company is seeking unspecified monetary damages and injunctive relief. There is no counterclaim against the Company.

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


         Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.


                                     PART II

         Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market on July 29, 1997 under the symbol: TRBR.

         The following table represents the high and low sales price for the past two years.

                 1999                     High                 Low
                 ----                     ----                 ---
           First Quarter                4 15/32              1 15/32
           Second Quarter               3 3/8                1  5/8
           Third Quarter                2 3/32               1  7/16
           Fourth Quarter               1 15/16              1  5/32




                2000                      High                 Low
                ----                      ----                 ---
           First Quarter                1 13/16              1  1/32
           Second Quarter               3 7/8                  11/16
           Third Quarter                3 1/2                1  7/16
           Fourth Quarter               2 1/2                1  1/8


         The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Certain of the Company's loan documents prevent the payment of cash dividends under certain circumstances.

         As of March 29, 2001 there were 47 stockholders of record in addition to approximately 1,100 stockholders whose shares were held in nominee name.

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


                                                      1996            1997          1998         1999         2000
                                                      ----            ----          ----         ----         ----
                                                               (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
   Operating revenues....................           $ 63,148       $ 66,389       $ 77,241      $ 88,552     $ 91,706
   Operating income (loss)...............             44,425         (1,816)        (3,046)         (120)      (4,392)
   Net income (loss) (pro forma for
    1996 to 1997)(1)(2)..................              2,073         (2,416)        (2,516)       (2,136)     (10,341)
   Net income (loss) (pro forma for
    1996 to 1997) per common share.......                .31           (.30)          (.26)         (.22)       (1.06)
BALANCE SHEET DATA:
   Working capital (deficit).............             (1,719)        13,980          3,963           613        3,159
   Total assets..........................             24,764         76,894         89,229        88,063       82,640
   Long-term debt, capitalized leases
     and due to affiliate(3).............             13,879         37,335         44,056        47,101       52,473
Stockholders' equity ....................           $  6,045       $ 33,860       $ 31,344    $   29,208     $ 18,866


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

(2) Net loss for 2000 is impacted by a change in accounting for periodic vessel dry-docking costs (see Note 1 to Financial Statements) and a valuation allowance for deferred income taxes (see Notes 7 and 14 to Financial Statements).

(3)      Includes current maturities.


         Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


         RESULTS OF OPERATIONS

         Year ended December 31, 2000 Compared to Year ended December 31, 1999

         Operating revenues increased $3.2 million, or 3.6%, to $91.7 million during 2000 from $88.6 million during 1999. This increase was due to a $2.9 million or 3.4% increase in total Puerto Rico revenue to $87.0 million through the utilization of additional capacity in the Puerto Rico market. Non-Puerto Rico domestic revenue increased $349,717 or 9.7% compared to 1999. Core trailer volume to Puerto Rico increased 14.1% in 2000 compared to 1999, and total car and other volume decreased 6.7% compared to 1999. As a result, core trailer revenue to Puerto Rico increased 9.6% and car and other revenue decreased 12.9% compared to 1999. Revenue from shipper owned or leased equipment moving to Puerto Rico decreased 27.9% from 1999. Revenue from northbound shipments from Puerto Rico decreased 7.0% from 1999.

         While overall volume to and from Puerto Rico increased 13.2% in 2000, related revenue increased only $639,466 million or .8% compared to 1999, implying an overall yield reduction of 11.0%. Vessel capacity deployed on the core continental U.S. to Puerto Rico traffic lane increased 20.9% during 2000 compared to 1999. Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 78.9% during 2000, compared to 83.3% during 1999.

         The market to and from Puerto Rico in 2000 was characterized by increasing competitive activity throughout the year. The excess vessel capacity in the market was exacerbated by market volume reductions that resulted in overall market volume declining 4.0% in 2000. While the Company increased its overall market share of freight moving in trailers or containers to 13.6% in 2000 from 11.6% in 1999, the highly competitive market conditions resulted in an 11.0% reduction in yield. On March 21, 2001, the largest participant in the Puerto Rico market, NPR/Navieras, which had a 29.0% market share in 2000, in conjunction with its parent and affiliates, filed for Chapter 11 bankruptcy protection in the Delaware Bankruptcy Court in Wilmington, Delaware.

         At the beginning of the fourth quarter of 2000 a fourth Triplestack Box Carrier was utilized to provide weekly service between Newark, New Jersey and San Juan, Puerto Rico.

          Operating expenses for 2000 increased $7.4 million or 8.3% from $88.7 million in 1999 to $96.0 million in 2000. This increase was due to an increase in expenses associated with an overall 13.2% increase in Puerto Rico volume, including the expansion of the Company's northeast service, resulting in a $4.3 million increase in operating and maintenance expenses and a $4.5 million increase in fuel expense, partially offset by a $2.9 million increase in fuel surcharges included in revenue, and a $2.4 million reduction in other operating expenses. As a result, the Company's operating ratio increased to 104.8% during 2000 from 100.1% during 1999.

          Interest expense (net) increased to $3.4 million in 2000 from $3.3 million in 1999.

         The Company has recorded various deferred tax assets in prior years. Realization is dependent on generating sufficient taxable income in future years. As a result of the net losses incurred in recent years, a 100% valuation allowance has been established based on the provisions of SFAS No. 109. The establishment of this reserve resulted in income tax expense in 2000 of $3.1 million compared to an income tax benefit of $1.2 million in 1999.

          As a result of the factors described above the Company reported a net loss of $10.3 million for 2000 compared to net loss of $2.1 million in 1999.

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

          During the first nine months of 1999 three of the Company's Triplestack Box Carrier vessels were utilized in a Newark, New Jersey - Jacksonville, Florida - San Juan, Puerto Rico service. As two vessels can provide weekly service between Jacksonville, Florida and San Juan, Puerto Rico, the addition of the third vessel permitted the addition of a Newark, New Jersey/Jacksonville, Florida leg. At the beginning of the fourth quarter of 1999 this deployment was realigned with two of the vessels providing direct service between Jacksonville, Florida and San Juan, Puerto Rico. The third Triplestack Box Carrier was utilized to provide a sailing on alternate weeks directly between Newark, New Jersey and San Juan, Puerto Rico.

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

          Interest expense (net) increased $2.3 million or 222.4% in 1999 to $3.3 million in 1998 from $1.0 million in 1998 due to increased average long-term debt outstanding, increased amounts outstanding under the Company's revolving line of credit, a reduction of capitalized interest related to Title XI debt, higher interest rates and less interest income earned on short-term investments.

          As a result of the factors described above and after application of income taxes, the Company reported a net loss of $2.1 million for 1999 compared to net loss of $2.5 million in 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operations was $3.4 million in 2000 compared to net cash used by operations of $1.0 million in 1999. This represented a deterioration of $2.4 million from 1999. Net cash used in investing activities of $3.1 million in 2000 reflects $5.6 million of capital expenditures, which were primarily attributable to payments for the purchase of containers and chassis, partially offset by $1.8 million in proceeds from the sale of older equipment. Net cash provided from financing activities was $5.0 million compared to $2.9 million in 1999 representing an increase of $2.1 million. Net cash provided from financing activities of $5.0 million consisted of $12.0 million in borrowing on notes payable under the Company's borrowing facility; $5.3 million under the revolving line of credit portion of that facility; $9.0 million in notes payable to an affiliate, partially offset by payments of $15.6 million under a previous revolving line of credit and $5.3 million of notes payable.

         At December 31, 2000 cash amounted to $865,167, working capital was $3.2 million, and stockholders' equity amounted to $18.9 million. The Company's projected cash flows from operations indicate that there is sufficient available liquidity to maintain its current level of operations through calendar 2001. Such projections include certain agreements with by an affiliate to assist the Company in meeting its 2001 cash flow requirements.

         The Company has also identified additional sources of liquidity. The Company has contracted to sell excess 48' trailer equipment and expects to realize proceeds of approximately $650,000 in April 2001. The Company owns additional equipment, with a carrying value of approximately $6.0 million at December 31, 2000, that is lien free and potentially available for additional asset based financing. In addition, the Company is exploring the possible sale/leaseback of its Jacksonville office building/truck terminal.

         Management believes that, as a result of cash flow from operations, the Company will meet all of its working capital requirements, anticipated capital expenditures and other obligations at least through calendar 2001.

         INFLATION

         Inflation has had a minimal effect upon the Company's profitability in recent years. Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. The Company expects that inflation will affect its costs no more than it affects those of other truckload and marine carriers.

         SEASONALITY

         The Company's marine operations are subject to the seasonality of the Puerto Rico freight market where shipments are generally reduced during the first calendar quarter and increased during the fourth calendar quarter of each year in anticipation of Christmas. This seasonality was not as pronounced in 1999 and 2000 as it had been in previous years.


         The following table sets forth certain unaudited financial information for the Company for each of the last eight quarters (in thousands except per share amounts):


                                                    1999                                         2000
                                                    ----                                         ----
                                                                       By Quarter
                                  First     Second      Third      Fourth      First      Second      Third      Fourth
                                  -----     ------      -----      ------      -----      ------      -----      ------
Operating revenues...........    $22,751    $22,686    $20,626     $22,489     $21,333    $23,765    $23,152    $23,456
Operating (loss) income......     (2,078)       140     (2,246)      4,063(1)     (903)     1,303        340     (5,132)
Net  (loss) income...........     (1,684)      (399)    (1,955)      1,901      (1,151)       628       (210)    (9,608)(1)

____________________________
(1)      See Note 14 to the Financial Statements.


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


         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates. For its debt instruments, a change in interest rates affects the amount of interest expense incurred.

         The Company entered into an interest rate contract to manage its exposure to changes in interest rates and to make fixed the overall cost of one of its variable rate financing agreements. The contract has no carrying value with gains and losses recognized as a component of interest expense.

         The following tables summarize the Company's debt obligations at December 31, 2000 and 1999, presenting principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates represent the weighted-average rates of the portfolio at December 31, 2000 and 1999. The Company estimates that the carrying value of its debt instruments is not materially different from its fair value. Details regarding these financial instruments are described in Note 4 of the 2000 Annual Report, which Note is incorporated herein by reference.


Expected Fiscal Year of Maturity at December 31, 2000
(Dollars in thousands)

                           2001       2002       2003       2004       2005       Thereafter
                        --------------------------------------------------------------------

Fixed Rate              $   1,723     1,097      1,097      1,097      1,097      $  18,993

Average Interest Rate        8.0%      6.8%       6.8%       6.8%       6.8%           6.8%


Variable Rate           $   1,454     1,882      1,882     12,715        168      $     140

Average Interest Rate        9.1%      9.1%       9.1%       9.3%       8.0%           8.0%



Expected Fiscal Year of Maturity at December 31, 1999
(Dollars in thousands)

                           2000       2001       2002       2003       2004       Thereafter
                        --------------------------------------------------------------------

Fixed Rate              $   4,458     2,390      1,097      1,097      1,097      $  20,090

Average Interest Rate        8.5%      8.4%       6.8%       6.8%       6.8%           6.8%


Variable Rate           $   2,112    13,774        168        168        168      $     308

Average Interest Rate        9.5%      9.5%       8.0%       8.0%       8.0%           8.0%



         Item 8.  Financial Statements and Supplementary Data

         TRAILER BRIDGE, INC.

         Financial Statements for the Three Years in the Period Ended December 31, 2000 and Independent Auditors' Report

                                   * * * * * *

TRAILER BRIDGE, INC.

Financial Statements for the Three Years in the Period Ended December 31, 2000 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Trailer Bridge, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Trailer Bridge, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for periodic vessel dry-docking in 2000.

DELOITTE & TOUCHE LLP

Jacksonville, Florida
March 30, 2001

TRAILER BRIDGE, INC.

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
- --------------------------------------------------------------------------------


                                                                         2000            1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $    865,167    $   2,445,750
  Trade receivables, less allowance for doubtful
    accounts of $1,713,825 and $1,368,514                             15,083,235       12,535,138
  Other receivables                                                      104,271           76,498
  Due from affiliate                                                       2,007        2,750,200
  Prepaid expenses                                                     1,673,117        1,202,443
                                                                     -----------     ------------

           Total current assets                                       17,727,797       19,010,029

PROPERTY AND EQUIPMENT, net                                           62,572,147       63,086,924

GOODWILL, less accumulated amortization of
  $404,880 and $358,101                                                  764,062          810,841

RESTRICTED CASH AND INVESTMENTS                                                           691,419

DEFERRED INCOME TAXES, NET                                                              3,227,332

OTHER ASSETS                                                           1,576,059        1,236,093
                                                                     -----------     ------------

TOTAL ASSETS                                                        $ 82,640,065    $  88,062,638
                                                                     ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  7,494,174    $   7,460,770
  Accrued liabilities                                                  3,514,657        3,793,885
  Current portion of long-term debt                                    3,266,755        6,642,622
  Unearned revenue                                                      292,795           499,506
                                                                     -----------     ------------
           Total current liabilities                                  14,568,381       18,396,783

DUE TO AFFILIATE                                                       9,038,075

LONG-TERM DEBT, less current portion                                  40,167,855       40,458,347
                                                                     -----------     ------------

TOTAL LIABILITIES                                                     63,774,311       58,855,130
                                                                     -----------     ------------

COMMITMENTS (Notes 3, 5 and 10)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000 shares
   authorized; no shares issued or outstanding
 Common stock, $.01 par value, 20,000,000 authorized
   shares; 9,777,500 shares outstanding                                   97,775           97,775
 Additional paid-in capital                                           37,982,818       37,982,818
 Accumulated deficit                                                 (19,214,839)      (8,873,085)
                                                                     -----------     ------------

          Total stockholders' equity                                  18,865,754       29,207,508
                                                                     -----------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 82,640,065    $  88,062,638
                                                                     ===========     ============

See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
- --------------------------------------------------------------------------------

                                                                    2000                 1999                 1998

OPERATING REVENUES                                            $  91,706,164         $  88,552,088        $  77,240,644

OPERATING EXPENSES:
  Salaries, wages, and benefits                                  16,648,581            16,222,059           16,343,786
  Rent and purchase transportation:
    Related party                                                 7,356,600             7,336,500            6,736,500
    Other                                                        26,487,467            26,148,311           18,791,731
  Fuel                                                           11,157,500             6,659,189            5,701,701
  Operating and maintenance (exclusive of
    depreciation shown separately below)                         21,503,909            17,230,798           19,135,312
  Taxes and licenses                                                497,016               596,241              539,672
  Insurance and claims                                            2,373,186             1,962,541            2,061,199
  Communications and utilities                                      662,026               820,735              825,309
  Depreciation and amortization                                   4,840,965             4,731,153            3,527,662
  Other operating expenses                                        4,570,616             6,964,911            6,623,421
                                                               ------------          ------------         ------------
                                                                 96,097,866            88,672,438           80,286,293
                                                               ------------          ------------         ------------
OPERATING LOSS                                                   (4,391,702)             (120,350)          (3,045,649)

NONOPERATING INCOME (EXPENSE):
  Interest expense, net                                          (3,357,936)           (3,339,382)          (1,035,769)
  Gain on sale of equipment, net:
    Related party                                                   336,818
    Other                                                            93,398                81,499              207,255
                                                               ------------          ------------         ------------
                                                                 (2,927,720)           (3,257,883)            (828,514)
                                                               ------------          ------------         ------------

LOSS BEFORE BENEFIT FOR INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         (7,319,422)           (3,378,233)          (3,874,163)
INCOME TAX (EXPENSE) BENEFIT                                     (3,149,432)            1,241,814            1,358,133
                                                               ------------          ------------         ------------

LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                             (10,468,854)           (2,136,419)          (2,516,030)
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX OF $77,900 (Note 1)                            127,100
                                                               ------------

NET LOSS                                                      $ (10,341,754)        $  (2,136,419)       $  (2,516,030)
                                                               ============          ============         ============

  LOSS PER COMMON SHARE:
    Loss before cumulative effect of accounting change        $       (1.07)        $       (0.22)       $       (0.26)
    Cumulative effect of accounting change                             0.01
                                                               ------------
    Net loss per common share                                 $       (1.06)        $       (0.22)       $       (0.26)
                                                               ============          ============         ============

See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
- --------------------------------------------------------------------------------


                                                                                                     Retained
                                                                               Additional            Earnings
                                                      Common Stock               Paid-in           (Accumulated
                                                Shares          Amount           Capital              Deficit)           Total
                                           ---------------  --------------  ----------------     ----------------- ----------------

BALANCE, JANUARY 1, 1998                      9,777,500       $ 97,775        $ 37,982,818         $ (4,220,636)     $ 33,859,957
  Net loss                                                                                           (2,516,030)       (2,516,030)
                                                                                                     ------------      -----------

BALANCE, DECEMBER 31, 1998                    9,777,500         97,775          37,982,818           (6,736,666)       31,343,927
  Net loss                                                                                           (2,136,419)       (2,136,419)
                                                                                                     ------------      -----------

BALANCE, DECEMBER 31, 1999                    9,777,500         97,775          37,982,818           (8,873,085)       29,207,508
  Net loss                                                                                          (10,341,754)      (10,341,754)
                                                                                                    -------------     ------------

BALANCE, DECEMBER 31, 2000                    9,777,500       $ 97,775        $ 37,982,818         $ (19,214,839)    $ 18,865,754
                                              ==========      =========       =============         =============     ===========


See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
- --------------------------------------------------------------------------------


                                                                                     2000              1999              1998

OPERATING ACTIVITIES:
  Net loss                                                                      $ (10,341,754)     $ (2,136,419)    $ (2,516,030)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
      Depreciation and amortization                                                 4,840,965         4,731,153        3,527,662
      Provision for uncollectible accounts                                          1,805,130         2,001,439        1,040,721
      Gain on sale of equipment                                                      (430,216)          (81,499)        (207,255)
      Deferred income taxes                                                         3,227,332        (1,241,814)      (1,332,642)
      Change in assets and liabilities:
      (Increase) decrease in:
        Trade receivables                                                          (4,353,227)       (1,045,126)      (6,784,572)
        Other receivables                                                             (27,773)        1,300,078       (1,235,237)
        Due from affiliate                                                          2,748,193        (2,198,066)        (612,434)
        Prepaid expenses                                                             (470,674)         (361,556)         (75,912)
        Other assets                                                                   41,184            81,258          106,406
      Increase (decrease) in:
        Accounts payable                                                               33,404           119,629        5,203,890
        Accrued liabilities                                                          (279,228)       (2,223,223)       2,618,250
        Unearned revenue                                                             (206,711)           28,822          307,600
                                                                                 ------------       -----------      -----------

           Net cash (used in) provided by operating activities                     (3,413,375)       (1,025,324)          40,447
                                                                                 ------------       -----------      -----------

INVESTING ACTIVITIES:
  Purchases and construction of property and equipment                             (5,648,398)       (6,548,900)     (36,172,044)
  Proceeds from the sale of equipment                                               1,799,205         1,039,370        1,126,390
  Decrease in restricted cash and investments                                         691,419           499,499       19,718,986
                                                                                 ------------       -----------      -----------

           Net cash used in investing activities                                   (3,157,774)       (5,010,031)     (15,326,668)
                                                                                 ------------       -----------      -----------

FINANCING ACTIVITIES:
  Proceeds from borrowings on notes payables                                       12,000,000                          1,746,591
  Proceeds from borrowings on revolving line of credit                              5,261,287         7,000,000        8,550,000
  Payments on revolving line of credit                                            (15,550,000)
  Payments on notes payable                                                        (5,294,636)       (4,008,880)      (3,476,069)
  Proceeds from borrowings from affiliate                                           9,038,075
  Debt issue costs                                                                   (381,150)                          (210,450)
  Payments on capital lease obligations                                               (83,010)          (72,011)         (39,300)
                                                                                 ------------       -----------      -----------

           Net cash provided by financing activities                                4,990,566         2,919,109        6,570,772
                                                                                 ------------       -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,580,583)       (3,116,246)      (8,715,449)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        2,445,750         5,561,996       14,277,445
                                                                                 ------------       -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                          $     865,167      $  2,445,750     $  5,561,996
                                                                                 ============       ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for state income taxes                                                $      11,055      $     25,673     $    134,127
                                                                                 ============       ===========      ===========

Cash paid for interest, net of amount capitalized                               $   4,097,954      $  2,982,349     $  2,249,445
                                                                                 ============       ===========      ===========

Book value of like kind assets exchanged                                                                            $    610,041
                                                                                                                     ===========
Equipment acquired under capital lease agreements                                                  $    125,631
                                                                                                    ===========

See notes to financial statements.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
- --------------------------------------------------------------------------------


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

         Other Assets - Other assets consist mainly of debt issuance costs which are amortized on a straight-line basis over the life of the associated debt.

         Restricted Cash and Investments - Restricted cash and investments consist of cash and investments held by a letter of credit for the continued use of a land-based ramp. These funds have been invested in highly liquid interest bearing deposits, U.S. Treasury bills and money market accounts and are carried at cost which approximates market.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
- --------------------------------------------------------------------------------


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

         Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Valuation allowances are provided in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The valuation allowances are attributable to federal and state deferred tax assets.

         Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

         Stock-Based Compensation - In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") the Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro-forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         New Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company adopted SFAS 133, and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's results of operations, financial position or cash flows.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
- --------------------------------------------------------------------------------


         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements." The objective of SAB 101 is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company adopted SAB 101 during the fourth quarter of fiscal year 2000. Adoption of the guidance did not have a material impact on the Company's financial position or results of operations.

         Accounting Change - During the year ended December 31, 2000, the Company changed its method of accounting for periodic vessel dry-docking. Prior to the change, the Company accrued estimates of future vessel dry-docking costs. The Company now will expense these costs as incurred. This change resulted in a gain of $127,100, net of income taxes of $77,900 for the year ended December 31, 2000.

         Reclassifications - Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the presentation adopted in 2000.

2.       PROPERTY AND EQUIPMENT


         Property and equipment at December 31, 2000 and 1999 consist of the following:


                                                                            2000                   1999

         Land                                                       $      504,703          $     917,885
         Construction in progress                                        4,816,057                182,993
         Buildings and structures                                        2,578,361              2,575,070
         Office furniture and equipment                                  3,771,584              2,842,401
         Freight equipment                                              64,060,307             65,515,215
         Leasehold improvements                                          1,644,539              1,939,969
         Equipment under capital leases                                    388,736                388,736
         Less accumulated depreciation and amortization                (15,192,140)           (11,275,345)
                                                                     -------------           ------------

         Fixed assets, net                                          $   62,572,147          $  63,086,924
                                                                     =============           ============


         Depreciation and amortization expense on property and equipment and equipment under capital leases was $4,794,186, $4,684,374 and $3,480,882 in 2000, 1999 and 1998, respectively. Interest cost of $0, $108,866 and $918,838 was capitalized during 2000, 1999 and 1998, respectively.

3.       TRANSACTIONS WITH AFFILIATED COMPANY

         The Company leases two roll-on/roll-off barge vessels and the use of a ramp system from an affiliate under operating lease agreements. The lease payments are $10,050 per day for each vessel. The leases expire September 1, 2010. The leases provide the Company the option to extend the leases through September 1, 2018 for total payments of $11,000 per vessel per day or, alternatively, the Company may purchase the vessels at their then fair market values. Total lease expense under these leases from affiliate totaled $7,356,600, $7,336,500 and $6,736,500 in 2000, 1999 and 1998, respectively. In the third quarter of 1998, the lease payments to affiliate were reduced by a $600,000 non-recurring forgiveness in recognition of the impact of Hurricane George and in consideration of the efforts of the Company to recover and repair the San Juan triple-deck ramp structure utilized by the two triple-deck barges.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
- --------------------------------------------------------------------------------


         Throughout 2000, the Company received advances from an affiliate totaling $9,038,075. These advances were used to meet the Company's cash flow requirements. These advances have been classified as non-current.

         During 2000, the Company sold an affiliate a piece of land for $750,000. A gain of $336,818 was recognized on this transaction.

         In December 1999, the Company recovered from the affiliate $3,710,000 of excess operating and maintenance expenses incurred during the period that the Company had limited use of the floating ramp system. In return, the Company waived any right to any insurance proceeds from the casualty to the floating ramp system. The Company received $1,000,000 in December 1999 and the balance was received in February and March 2000. Additional amounts included in due from affiliate in 1999 and 1998 include prepaid barge charter hire lease rent and reimbursable miscellaneous repair payments made by the Company related to assets of the affiliate.

4.       LONG-TERM DEBT

         Following is a summary of long-term debt at December 31, 2000 and 1999:



                                                                                    2000               1999

                Ship-financing bonds and notes (Title XI) totaling
                $16,918,000 maturing on March 30, 2023; payable in 50
                semi-annual installments of principal and interest;
                interest is fixed at 6.52%; collateralized by vessels
                with a carrying value of $18,634,153 at December 31, 2000;
                amount is guaranteed by The United States of America
                under the Title XI Federal Ship Financing Program               $ 15,226,200       $ 15,902,920

                Ship-financing bonds and notes (Title XI) totaling
                $10,515,000 maturing on September 30, 2022; payable in
                50 semi-annual installments of principal and interest;
                interest is fixed at 7.07%; collateralized by vessels
                with a carrying value of $12,080,068 at December 31,
                2000; amount is guaranteed by The United States of
                America under the Title XI Federal Ship Financing Program          9,253,200          9,673,800

                Term loan under $29 million credit facility maturing
                between April 1, 2001 and January 31, 2004; payable in
                quarterly installments of principal and interest; interest at a rate of 3.50% above the 30-day dealer commercial paper rate (10.15% at December 31, 2000); collateralized by
                trailers with a carrying value of $14,246,600 at
                December 31, 2000                                                 12,000,000

                Revolving line of credit under $29 million credit
                facility; interest at a rate of 3.00% above the 30-day
                dealer commercial paper rate (9.65% at December 31,
                2000); collateralized by accounts receivable                       5,261,287

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
- --------------------------------------------------------------------------------


                Notes payable to finance company totaling $4,957,569
                maturing from June to October 2001; payable in 60
                monthly installments of principal and interest; interest
                at fixed rates ranging from 8.87% to 9.29%; collateralized by trailers with a carrying value of $2,575,007 at
                December 31, 2000                                                    624,266         1,810,383

                Note payable to bank totaling $1,680,000 maturing October
                2006; payable in 120 monthly installments of principal and interest; interest is fixed at 7.95%; collateralized by
                land and buildings and structures with a carrying value of
                $2,213,946 at December 31, 2000                                      980,000          1,148,000

                Revolving line of credit under $25 million credit facility;
                quarterly principal payments of $971,875 beginning September
                2000 and maturing April 1, 2001; variable interest as defined
                by the credit facility agreement (11.00% at December 31, 1999)                       15,550,000

                Borrowings under a $25 million revolving credit and term
                loan agreement maturing between April 1, 2000 and April 1,
                2001; payable in monthly installments of principal and
                interest; interest at fixed rates ranging from 7.38% to 8.08%                         2,757,975

                Notes payable to finance company totaling $1,032,500 maturing
                June 2000; payable in 60 monthly installments of principal and interest; interest at a rate of 3.50% above LIBOR (9.32%
                at December 31, 1999)                                                 85,224

                Capital lease obligations maturing in 2001; payable in
                monthly installments of principal and interest; interest
                at 10.00%; collateralized by computer equipment                       89,657            172,667
                                                                                 -----------        -----------


                                                                                  43,434,610         47,100,969
Less current portion                                                              (3,266,755)        (6,642,622)
                                                                                 -----------        -----------

                                                                                $ 40,167,855       $ 40,458,347
                                                                                 ===========        ===========

         In December 2000, the Company entered into a loan and security agreement consisting of a $15 million revolving credit facility, a $12 million term loan and a $2 million capital expenditure loan. The revolving credit facility is limited to 85% of eligible accounts receivable, as defined in the agreement, not to exceed $15 million. Additional borrowings available under the revolving credit facility and the capital expenditure loan at December 31, 2000 amounted to $2.37 million and $2 million, respectively.

         The loan and security agreement contains certain restrictive covenants, including, but not limited to, requirements to maintain tangible net worth, as defined in the credit agreement, and a fixed charge coverage ratio.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
- --------------------------------------------------------------------------------


         Following are maturities of long-term debt at December 31, 2000:

                2001                             $  3,266,755
                2002                                2,979,606
                2003                                2,979,606
                2004                               13,812,322
                2005                                1,265,320
                Thereafter                         19,131,001
                                                  -----------

                                                 $ 43,434,610
                                                  ===========


5.       OPERATING LEASES

         The Company has various operating lease agreements, principally for tug charter, office facilities, terminals and equipment. Certain of the leases contain provisions calling for additional contingent rentals based on volume of transportation activity.

         Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000 are as follows:


                2001                                 $  25,113,078
                2002                                    24,369,638
                2003                                    22,231,169
                2004                                    13,631,582
                2005                                    11,519,164
                Thereafter                              40,185,567
                                                      ------------

                Total minimum payments required      $ 137,050,198
                                                      ============



         Lease expense for all operating leases, including leases with terms of less than one year, was $23,540,198, $23,484,809 and $19,027,272 for
         2000, 1999 and 1998.

6.       ACCRUED LIABILITIES

         Accrued liabilities consists of the following at December 31, 2000 and 1999:


                                                       2000               1999

                Fringe benefits                  $     473,196      $   903,661
                Marine expense                       1,470,151          689,293
                Salaries and wages                     388,114          324,372
                Other                                1,183,196        1,876,559
                                                  ------------       ----------

                                                 $ 3,514,657        $ 3,793,885
                                                  ============       ==========

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
- --------------------------------------------------------------------------------


7.      INCOME TAXES

         The provision for income tax (expense) benefit is comprised of the following as of December 31, 2000, 1999 and 1998:


                                                   2000               1999            1998

                Current:
                  Federal                                                          $    22,808
                  State                                                                  2,683
                                                                                    ----------
                                                                                        25,491
                                                                                    ----------
                Deferred:
                  Federal                      $  2,437,415        $ 1,111,051       1,192,364
                  State                             286,755            130,763         140,278
                                                -----------         ----------      ----------

                                                  2,724,170          1,241,814       1,332,642
                Valuation allowance              (5,873,602)
                                                -----------         ----------      ----------
                                               $ (3,149,432)       $ 1,241,814     $ 1,358,133
                                                ===========         ==========      ==========


         Income tax (expense) benefit for the years ended December 31, 2000, 1999 and 1998 differ from the amounts computed by applying the statutory Federal corporate rate to loss before income taxes and cumulative effect of accounting change. The differences are reconciled as follows:


                                                                       2000               1999              1998

                Tax benefit at statutory Federal rate             $  2,488,605        $ 1,148,599       $ 1,317,216
                Increase in deferred tax asset
                  valuation allowance                               (5,873,602)
                Nondeductible expenses                                 (57,212)           (41,914)          (51,136)
                State income taxes, net of federal benefit             292,777            135,129           154,966
                Other                                                                                       (62,913)
                                                                   ----------          ----------        ----------

                Total income tax (expense) benefit                $ (3,149,432)       $ 1,241,814       $ 1,358,133
                                                                   ===========         ==========        ==========

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
- --------------------------------------------------------------------------------


         The components of the Company's net deferred tax asset at December 31, 2000 and 1999 is as follows:


                                                                             2000               1999
                Deferred tax assets:
                 Employee stock option                                $   3,240,895       $   3,240,895
                 Net operating loss                                      13,001,552           8,347,920
                 Accrued expense                                                                165,091
                 Allowance for bad debts                                    651,253             520,035
                                                                       ------------        ------------

                Gross deferred assets                                    16,893,700          12,273,941

                Deferred tax liabilities:
                 Fixed asset basis                                       10,017,395           8,055,753
                 Other                                                      102,703              90,856
                                                                       ------------        ------------

                Gross deferred tax liabilities                           10,120,098           8,146,609

                Deferred tax asset valuation allowance                    6,773,602             900,000
                                                                       ------------        ------------

                Net deferred tax asset                                $       -           $   3,227,332
                                                                       ============        ============



         The Company has recorded various deferred tax assets as reflected above. Realization is dependent on generating sufficient taxable income in future years. As a result of the net losses incurred in recent years, a valuation allowance has been established ($5,873,602 in 2000) based on the provisions of SFAS No. 109.

         At December 31, 2000, the Company had available net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $34,330,000 which expire beginning in 2018.

8.       COMMON STOCKHOLDERS' EQUITY

         Earnings Per Share:

         For the years ended December 31, 2000, 1999 and 1998, no outstanding options to purchase shares of common stock were included in the computation to arrive at diluted EPS because the options' exercise prices exceeded the average market price of the common shares.

         In 1997, the Company's Board of Directors and stockholders authorized the establishment of an Incentive Stock Plan (the "Plan"). The purpose of the Plan is to promote the interests of the Company and its shareholders by retaining the services of outstanding key management members and employees and encouraging them to have a greater financial investment in the Company and increase their personal interest in its continued success. The Company initially reserved 785,000 shares of common stock for issuance pursuant to the Plan to eligible employees under the Plan. In July 2000, the Board of Directors authorized an increase of 515,000 shares of common stock reserved under the Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Plan. The options vest equally over a period of five years.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
- --------------------------------------------------------------------------------


         In July 2000, the Company's Board of Directors and its stockholders authorized the establishment of the Non-Employee Director Stock Incentive Plan (the "Director Plan"). The purpose of the Director Plan is to assist the Company in attracting and retaining highly competent individuals to serve as non-employee directors. The Company has reserved 50,000 shares of common stock for issuance pursuant to the Director Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Director Plan. The exercise price per share of options granted under the Director Plan shall not be less than 100% of the fair market value of the common stock on the date of grant.

         A summary of the status of options under the Company's stock-based compensation plans at December 31, 2000, 1999 and 1998 is presented below:


                                                              2000                          1999                      1998
                                                ------------------------------  ---------------------------- -----------------------
                                                                    Weighted                     Weighted                  Weighted
                                                                    Average                      Average                   Average
                                                                    Exercise                     Exercise                  Exercise
                                                    Options          Price       Options          Price        Options      Price

           Outstanding at beginning of year         711,258         $ 7.70         521,182       $ 10.00        468,126     $10.00

             Granted                                437,500           2.84         212,600          2.25        130,000      10.00
             Forfeited                              (48,071)          3.45         (22,524)         9.60        (76,944)     10.00
                                                 ----------                       --------                     --------

           Outstanding at end of year             1,100,687           5.95         711,258           7.70       521,182      10.00
                                                 ==========                       ========                     ========

           Grants exercisable at year-end           318,216                        178,923                       93,262

           Weighted-average fair value of
             options granted during the year    $      2.32                      $    1.87                    $    7.36


         The following table summarizes information about the outstanding grants at December 31, 2000:


                                                       Weighted-Average
            Exercise               Options                Remaining               Options
             Price               Outstanding           Contractual Life         Exercisable
             -----               -----------           ----------------         -----------

           $ 10.00                  495,527                6.8 years              276,316
              2.25                  209,500                8.2 years               41,900
              2.84                  395,660                9.6 years
                                 ---------                                       --------
                                  1,100,687                                       318,216
                                 ==========                                      ========


         Remaining non-exercisable options as of December 31, 2000 become exercisable as follows:


            2001                           220,137
            2002                           220,137
            2003                           142,032
            2004                           121,032
            2005                            79,133
                                          --------
                                           782,471
                                          ========

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
- --------------------------------------------------------------------------------


         Had compensation expense for stock options been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings and net earnings per share would have changed to the pro forma amounts indicated below.


                                                                    2000                 1999                1998
           As reported
            Net loss                                           $ (10,341,754)       $ (2,136,419)      $ (2,516,030)
            Net loss per share - basic and diluted                     (1.06)              (0.22)             (0.26)

          Pro forma for SFAS No. 123
           Net loss                                            $ (10,863,118)       $ (2,649,307)      $ (2,930,148)
           Net loss per share - basic and diluted                      (1.11)              (0.27)             (0.30)



         The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

          Years ended December 31                             2000              1999             1998

          Risk-free interest rate                             6.20%             5.34%            5.76%
          Expected dividend yield                                0%                0%               0%
          Expected option life                                7 years           7 years          7 years
          Expected stock price volatility                     91.01%            96.17%           81.93%


9.       EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) Plan which covers substantially all employees in the United States. Participants are allowed to make contributions of up to 15% of their compensation not to exceed certain limits. The Company makes matching contributions to the Plan at a rate not in excess of 3.0% of compensation. The Company contributed approximately $213,000, $175,000 and $214,000 to the Plan during 2000, 1999 and 1998.

         In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $20,000, $18,000 and $15,000 to the Plan during 2000, 1999, and 1998.

         In March 1998, the Board of Directors authorized an Employee Stock Purchase Plan which covers substantially all employees. The Plan allows employees to invest up to 10% of their base compensation through payroll deductions. The purchase price will be 15% less than the fair market value on the last day of the purchase period. The Company made contributions of approximately $15,000, $15,000 and $6,000 to the Plan during 2000, 1999 and 1998, respectively.

         The Company has a Profit Sharing Plan in which they contributed approximately $0, $0 and $24,000 to the Plan during 2000, 1999, and 1998, respectively.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
- --------------------------------------------------------------------------------


10.      CONTINGENCIES

         Legal:

         The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on the Company's financial statements.

         Company Liquidity and Management's Further Contingency Plans:

         The Company's projected cash flows from operations indicate that there is sufficient available liquidity to maintain its current level of operations through calendar 2001. Such projections include certain agreements with an affiliate to assist the Company in meeting its 2001 cash flow requirements including those listed in Note 13.

         The Company has also identified additional sources of liquidity. The Company has contracted to sell excess 48' trailer equipment and expects to realize proceeds of approximately $650,000 in April 2001. The Company owns additional equipment, with a carrying value of approximately $6 million at December 31, 2000, that is lien free and potentially available for additional asset based financing. In addition, the Company is exploring the possible sale/leaseback of its Jacksonville office building/truck terminal.

         The Company believes it can obtain additional borrowing capacity under its current credit facility; receive additional borrowing capacity from an affiliate and arrange other transactions with an affiliate to provide liquidity. The Company anticipates minimal capital expenditures in 2001.

         Management believes that the Company will meet all of its working capital requirements, anticipated capital expenditures, debt service requirements and other obligations at least through calendar 2001.

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
- --------------------------------------------------------------------------------


         In the normal course of business, the Company uses an interest rate swap agreement, to manage its interest rate risk for purposes other than trading. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at December 31, 2000, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

         Interest Rate Swap Agreement - The Company entered into an interest rate contract to manage its exposure to changes in interest rates and to make fixed the overall cost of one of its variable rate financings. The contract has no carrying value with gains and losses recognized as a component of interest expense.

         The contract/notional amount and estimated fair value of the Company's off-balance-sheet financial instrument are as follows:


                                                                    2000                                1999
                                                  ------------------------------------  ------------------------------------
                                                    Contact/Notional      Fair            Contact/Notional         Fair
                                                        Amount            Value                Amount              Value
                                                  -------------------  ---------------  ------------------   ---------------

           Interest rate swap agreement               $ 980,000          $ (5,127)          $ 1,148,000          $ 26,737

12.      SEGMENTS

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

13.      SUBSEQUENT EVENTS

         In March 2001, the Company contracted for the sale of excess 48' trailer equipment for $650,000.

         During the first quarter of 2001, the Company received $3,172,135 in advances from an affiliate in order to meet the Company's cash flow requirements. The advance is payable April 1, 2002.

         During the first quarter of 2001, the Company was provided $1,809,000 in charter hire relief from an affiliate.

         On March 28, 2001, the Company entered into an agreement with an affiliate to defer the second quarter of 2001 charter hire lease payments until no later than the second quarter of 2002 and defer one-half of the third quarter of 2001 charter hire lease payments until no later than the third quarter of 2003.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Concluded)
- --------------------------------------------------------------------------------


14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                      March 31,             June 30,            September 30,         December 31,
Quarter Ended                            2000                 2000                   2000                 2000
                                 --------------------- --------------------  --------------------- --------------------

Operating revenues                  $ 21,333,405         $ 23,764,889           $ 23,151,664         $ 23,456,206
Operating (loss) income                 (903,031)           1,302,713                340,337           (5,131,721)
Net (loss) income before
  income tax and cumulative
  effect of accounting change         (1,836,265)             824,551               (440,600)          (5,867,108)
Net (loss) income before
  cumulative effect of
  accounting change                   (1,150,927)             500,624               (210,257)          (9,608,294)(1)
Net (loss) income                     (1,150,927)               627,724             (210,257)          (9,608,294)
Net (loss) income
  per share before
  cumulative effect of
  accounting change                        (0.12)                0.05                  (0.02)               (0.98)





                                      March 31,             June 30,            September 30,         December 31,
Quarter Ended                            1999                 1999                   1999                   1999
                                 --------------------- --------------------  --------------------- --------------------

Operating revenues                  $ 22,750,604         $ 22,686,417           $ 20,625,799         $ 22,489,268
Operating (loss) income               (2,078,435)             140,417             (2,245,826)           4,063,494(2)
Net (loss) income before
  income tax                          (2,700,811)            (627,412)            (3,131,241)           3,081,231
Net (loss) income                     (1,683,679)            (399,377)            (1,954,583)           1,901,220
Net (loss) income
  per share - basic                        (0.17)               (0.04)                 (0.20)               0.19

_______________________
(1) Net loss includes a $5.95 million valuation allowance recorded for deferred income taxes.

(2) Operating income was favorably impacted by a $3.71 million recovery from an affiliate of excess operating and maintenance costs incurred and expensed during the period that the Company had limited use of the floating ramp system.

                                   * * * * * *

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2000

                               BALANCE AT              CHARGED TO
                                BEGINNING              COSTS AND              DEDUCTIONS             BALANCE AT
          YEAR                   OF YEAR                EXPENSES             (CHARGEOFFS)            END OF YEAR
          ----                   -------                --------             ------------            -----------


Allowance for Doubtful Accounts
- -------------------------------

          1998                  1,165,874              1,040,721              (1,113,192)             1,093,403
          1999                  1,093,403              2,001,439              (1,726,328)             1,368,514
          2000                  1,368,514              1,805,130              (1,459,819)             1,713,825


         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable

                                    PART III

         Incorporated by Reference

         The information called for by Item 10 -- "Directors and Executive Officers of the Registrant", Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions" is incorporated herein by this reference to the Company's definitive proxy statement for its annual meeting of stockholders scheduled to be held in May 2001, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

         (a)      Documents Filed as Part of this Report

                                                                            Page


         1.      Financial Statements:

                 Independent Auditors' Report ..........................     21
                 Balance Sheets ........................................     22
                 Statements of Operation................................     23
                 Statements of Changes in Stockholders' Equity .........     24
                 Statements of Cash Flows ..............................     25
                 Notes to Financial Statements .........................     26

         2.      Financial Statement Schedules:

                 II - Valuation And Qualifying Accounts
                 Three Years Ended December 31, 2000

         All other financial statement schedules have been omitted either because they are not applicable or because the information that would be included in such schedules is included elsewhere in the financial statements or notes thereto.

         3.      Exhibits.


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS
- -------                       -----------------------

*3.1              --          Form of Amended and Restated Certificate of
                              Incorporation of the Registrant

*3.2              --          Form of Amended and Restated Bylaws of the
                              Registrant

*4.               --          See Exhibits 3A and 3B for provisions of the
                              Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

#*10.1            --          Form of Indemnification Agreement with Directors
                              and Executive Officers

*10.2             --          Bareboat Charter Party dated February 1992

*10.2.1           --          Amendment to Bareboat Charter Party dated December
                              31, 1994

*10.2.2           --          Second Amendment to Bareboat Charter Party dated
                              October 1995

*10.2.3           --          Third Amendment to Bareboat Charter Party dated
                              March 1, 1997

*10.2.4           --          Form of Fourth Amendment to Bareboat Charter Party

**10.2.5          --          Fourth Amendment to Bareboat Charter Party dated
                              June 30, 1997

*10.3             --          Promissory Note dated January 1, 1997 payable to
                              Kadampanattu Corp. in the principal amount of
                              $4,569,131

*10.4             --          Construction and Term Loan Agreement dated as of
                              October 13, 1995 between the Registrant,
                              Kadampanattu Corp. and The First National Bank of
                              Boston, as Agent

*10.4.1           --          First Amendment to Construction and Term Loan
                              Agreement dated as of May 9, 1996

*10.4.2           --          Second Amendment to Construction and Term Loan
                              Agreement dated as of July 10, 1996

*10.4.3           --          Third Amendment to Construction and Term Loan
                              Agreement and Consent and Limited Waiver dated as of January 1, 1997

*10.5             --          Chattel Mortgage Line of Credit Agreement dated as
                              of February 28, 1997

*10.6             --          Vessel Construction Contract dated as of December
                              30, 1996 between Coastal Ship, Inc. and Halter
                              Marine, Inc.

*10.6.1           --          Assignment of Vessel Construction Contract dated
                              March 24, 1997 between Coastal Ship, Inc. and the
                              Registrant

*10.6.2           --          Amendment No. 1 to Vessel Construction Contract
                              dated as of April 1997

*10.7             --          Real Estate Promissory Note dated April 18, 1996
                              between the Registrant and First Union National
                              Bank of Florida

*10.8             --          Commitment to Guarantee Obligations

*10.8.1           --          Trust Indenture

*10.8.2           --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $10,515,000

*10.8.3           --          Title XI Reserve Fund and Financial Agreement

****10.8.4        --          Commitment to Guarantee Obligations

****10.8.5        --          Trust Indenture

****10.8.6        --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $16,918,000

****10.8.7        --          Title XI Reserve Fund and Financial Agreement

*10.9             --          Agreement and Lease dated as of August 1, 1991
                              between the Registrant and the Jacksonville Port
                              Authority

*10.9.1           --          Amendment #5 to Exhibit B, Schedule of Fees and
                              Charges

#*10.11           --          Incentive Stock Plan

#*10.11.1         --          Form of Stock Option Award Agreement

#^10.11.2         --          Amendment No. 1 to Trailer Bridge, Inc. Stock
                              Incentive Plan

#^10.11.3         --          Trailer Bridge, Inc. Non-Employee Director Stock
                              Incentive Plan

#^10.11.4         --          Form of Non- Employee Director Stock Option Award
                              Agreement

***10.12          --          Trailer Bridge, Inc. Employee Stock Purchase Plan

****10.13         --          Revolving Credit and Term Loan Agreement dated as
                              of August 28, 1998 among Trailer Bridge, Inc.,
                              BankBoston, N.A. and BankBoston, N.A. as agent

*****10.13.1      --          First Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 30, 2000


*****10.13.2      --          Second Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 29, 2000

*****10.14        --          Agreement with Kadampanattu Corp. re ramp expenses

^10.15            --          Loan and Security Agreement dated as of December
                              27, 2000 Between General Electric Capital
                              Corporation as Lender and Trailer Bridge, Inc. as
                              Borrower


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

***** Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1999.

^        Filed herewith


#        Management contract or compensatory plan or arrangement.


         (b)     Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this 2nd day of April 2001.


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



    SIGNATURE                               TITLE                     DATE
    ---------                               -----                     ----

/s/ John D. McCown                Chairman of the Board and
- ------------------------          Chief Executive Officer
John D. McCown                    and Director (Principal
                                  Executive Officer)               April 2, 2001

/s/ Mark A. Tanner                Vice President --
- ------------------------          Administration and Chief
Mark A. Tanner                    Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)              April 2, 2001

/s/ Malcom P. McLean              Director                         April 2, 2001
- ------------------------
Malcom P. McLean


________________________          Director                         April 2, 2001
Kenneth G. Younger

/s/ Artis E. James                Director                         April 2, 2001
- ------------------------
Artis E. James

________________________          Director                         April 2, 2001
Charles R. Cushing

                                  EXHIBIT INDEX

                   (Exhibits being filed with this Form 10-K)


*3.1              --          Form of Amended and Restated Certificate of
                              Incorporation of the Registrant

*3.2              --          Form of Amended and Restated Bylaws of the
                              Registrant

*4.               --          See Exhibits 3A and 3B for provisions of the
                              Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

#*10.1            --          Form of Indemnification Agreement with Directors
                              and Executive Officers

*10.2             --          Bareboat Charter Party dated February 1992

*10.2.1           --          Amendment to Bareboat Charter Party dated December
                              31, 1994

*10.2.2           --          Second Amendment to Bareboat Charter Party dated
                              October 1995

*10.2.3           --          Third Amendment to Bareboat Charter Party dated
                              March 1, 1997

*10.2.4           --          Form of Fourth Amendment to Bareboat Charter Party

**10.2.5          --          Fourth Amendment to Bareboat Charter Party dated
                              June 30, 1997

*10.3             --          Promissory Note dated January 1, 1997 payable to
                              Kadampanattu Corp. in the principal amount of
                              $4,569,131

*10.4             --          Construction and Term Loan Agreement dated as of
                              October 13, 1995 between the Registrant,
                              Kadampanattu Corp. and The First National Bank of
                              Boston, as Agent

*10.4.1           --          First Amendment to Construction and Term Loan
                              Agreement dated as of May 9, 1996

*10.4.2           --          Second Amendment to Construction and Term Loan
                              Agreement dated as of July 10, 1996

*10.4.3           --          Third Amendment to Construction and Term Loan
                              Agreement and Consent and Limited Waiver dated as of January 1, 1997

*10.5             --          Chattel Mortgage Line of Credit Agreement dated as
                              of February 28, 1997

*10.6             --          Vessel Construction Contract dated as of December
                              30, 1996 between Coastal Ship, Inc. and Halter
                              Marine, Inc.

*10.6.1           --          Assignment of Vessel Construction Contract dated
                              March 24, 1997 between Coastal Ship, Inc. and the
                              Registrant

*10.6.2           --          Amendment No. 1 to Vessel Construction Contract
                              dated as of April 1997

*10.7             --          Real Estate Promissory Note dated April 18, 1996
                              between the Registrant and First Union National
                              Bank of Florida

*10.8             --          Commitment to Guarantee Obligations

*10.8.1           --          Trust Indenture

*10.8.2           --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $10,515,000

*10.8.3           --          Title XI Reserve Fund and Financial Agreement

****10.8.4        --          Commitment to Guarantee Obligations

****10.8.5        --          Trust Indenture

****10.8.6        --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $16,918,000

****10.8.7        --          Title XI Reserve Fund and Financial Agreement

*10.9             --          Agreement and Lease dated as of August 1, 1991
                              between the Registrant and the Jacksonville Port
                              Authority

*10.9.1           --          Amendment #5 to Exhibit B, Schedule of Fees and
                              Charges

#*10.11           --          Incentive Stock Plan

#*10.11.1         --          Form of Stock Option Award Agreement

#^10.11.2         --          Amendment No. 1 to Trailer Bridge, Inc. Stock
                              Incentive Plan

#^10.11.3         --          Trailer Bridge, Inc. Non-Employee Director Stock
                              Incentive Plan

#^10.11.4         --          Form of Non- Employee Director Stock Option Award
                              Agreement

***10.12          --          Trailer Bridge, Inc. Employee Stock Purchase Plan

****10.13         --          Revolving Credit and Term Loan Agreement dated as
                              of August 28, 1998 among Trailer Bridge, Inc.,
                              BankBoston, N.A. and BankBoston, N.A. as agent

*****10.13.1      --          First Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 30, 2000


*****10.13.2      --          Second Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 29, 2000

*****10.14        --          Agreement with Kadampanattu Corp. re ramp expenses

^10.15            --          Loan and Security Agreement dated as of December
                              27, 2000 Between General Electric Capital
                              Corporation as Lender and Trailer Bridge, Inc. as
                              Borrower


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

***** Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1999.

^        Filed herewith


#        Management contract or compensatory plan or arrangement.




     THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED FINANCIAL STATEMENTS OF TRAILER BRIDGE, INC. AS OF AND FOR THE ONE YEAR ENDED DECEMBER 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.