Form 10-Q
period 2001-03-31
TRAILER BRIDGE INC
filed 2001-05-15
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
March 31, 2001                                                   0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                           13-3617986
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)



10405 New Berlin Road E.
Jacksonville, FL                      32226              (904) 751-7100
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


                                 YES [X] NO [ ]

         As of May 15, 2001, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements.

         The interim financial statements contained herein reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. They have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2000 that appear in the Company's Annual Report on Form 10-K.


Statements of Operations for the Three Months Ended March 31, 2001
          and 2000 (unaudited)                                            Page 3

Balance Sheets as of  March 31, 2001 and December 31, 2000 (unaudited)    Page 4


Statements of Cash Flows for the Three Months Ended March 31, 2001
          and 2000 (unaudited)                                            Page 5


Notes to Financial Statements as of  March 31, 2001                       Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                --------------------------------------
                                                                                      2001                    2000
                                                                                --------------        ----------------
    OPERATING REVENUES ......................................................   $ 20,636,713          $  21,333,405
    OPERATING EXPENSES:
       Salaries wages, and benefits .........................................      4,435,428              4,123,808
       Rent and purchased transportation:
          Related Party .....................................................      1,809,000              1,829,100
          Other .............................................................      6,865,071              5,610,414
       Fuel .................................................................      2,850,887              2,473,776
       Operating and maintenance
          (exclusive of depreciation shown
          separately below) .................................................      6,047,753              5,122,683
       Taxes and licenses ...................................................        181,968                160,102
       Insurance and claims .................................................        636,072                601,134
       Communications and utilities .........................................        170,040                163,981
       Depreciation and amortization ........................................      1,298,203              1,210,230
       Other operating expenses .............................................        874,466                941,208
                                                                                --------------        ----------------
                                                                                  25,168,888             22,236,436
                                                                                --------------        ----------------
    OPERATING LOSS ..........................................................     (4,532,175)              (903,031)
    NONOPERATING INCOME
       (EXPENSE):
       Interest expense, net ...............................................        (873,862)              (943,996)
       Gain on sale of equipment ...........................................          31,883                 10,762
                                                                                --------------        ----------------
                                                                                    (841,979)              (933,234)
                                                                                --------------        ----------------

    LOSS BEFORE BENEFIT FOR INCOME TAXES ....................................     (5,374,154)            (1,836,265)
    BENEFIT FOR INCOME TAXES ................................................            -                  685,338
                                                                                --------------        ----------------
    NET LOSS ................................................................   $ (5,374,154)         $  (1,150,927)
                                                                                ==============        ================

    NET LOSS PER SHARE ......................................................   $      (0.55)         $       (0.12)
                                                                                ==============        ================

    WEIGHTED AVERAGE
       SHARES OUTSTANDING ...................................................      9,777,500              9,777,500
                                                                                ==============        ================

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                      March 31,             December 31,
                                                                        2001                    2000
                                                                   --------------           -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                        $     481,508            $    865,167
  Trade receivables, less  allowance for doubtful
    accounts of $1,012,928 and $1,713,825                             15,469,507              15,083,235
  Other receivables                                                       29,032                 104,271
  Prepaid expenses                                                     1,278,352               1,673,117
  Due from related party                                                      -                    2,007
                                                                   --------------           -------------
      Total current assets                                            17,258,399              17,727,797

Property and equipment, net                                           61,176,639              62,572,147
Goodwill, net                                                            752,367                 764,062
Other assets                                                           1,529,528               1,576,059
                                                                   --------------           -------------
TOTAL ASSETS                                                       $  80,716,933            $ 82,640,065
                                                                   ==============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                  $ 6,776,788             $  7,494,174
  Accrued liabilities                                                 3,707,583                3,514,657
  Current portion of notes payable                                    3,494,162                3,266,755
  Unearned revenue                                                      292,795                  292,795
                                                                   --------------           -------------
      Total current liabilities                                       14,271,328              14,568,381

Due to Affiliate                                                      10,238,727               9,038,075
Long-term debt, less current obligations                              40,906,278              40,167,855
                                                                   --------------           --------------
TOTAL LIABILITIES                                                     65,416,333              63,774,311
                                                                   --------------           --------------


Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized; no shares issued or outstanding                            -                       -
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 9,777,500 shares issued and
      outstanding in 2000 and 1999                                        97,775                  97,775
   Additional paid-in capital                                         39,791,818              37,982,818
   Accumulated deficit in earnings                                   (24,588,993)            (19,214,839)
                                                                   --------------           --------------
       TOTAL STOCKHOLDERS' EQUITY                                     15,300,600              18,865,754
                                                                   --------------           --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  80,716,933            $ 82,640,065
                                                                   ==============           ==============

                              TRAILER BRIDGE, INC.
                          STATEMENTS OF CASH FLOWS For
            the three months ended March 31, 2001 and March 31, 2000
                                   (Unaudited)


                                                                                    March 31,                     March 31,
                                                                                       2001                          2000
                                                                                -------------------            -----------------
Operating activities:
   Net loss                                                                     $   (5,374,154)                $ (1,150,928)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                                1,298,203                    1,210,230
        Provision for doubtful accounts                                                491,785                      100,942
        Deferred income taxes                                                                0                     (685,338)
        Gain on sale of fixed assets                                                   (31,883)                     (10,762)
        Decrease (increase) in:
          Trade receivables                                                           (878,057)                  (1,150,650)
          Other receivables                                                             75,239                      (20,358)
          Prepaid expenses                                                             394,765                      156,739
        Increase (decrease) in:
          Accounts payable                                                            (717,386)                      89,370
          Accrued liabilities                                                          192,926                   (1,184,573)
          Due from related party                                                         2,007                   3,710,000

                                                                                -------------------            -----------------
   Net cash (used in) provided by operating activities                              (4,546,555)                   1,064,672
                                                                                -------------------            -----------------

Investing activities:
   Additions to purchases and construction of property and equipment                    35,138                     (150,737)
   Proceeds from sale of property and equipment                                        105,745                      341,000
   Decrease in other assets                                                             46,531                       14,135
   Increase in restricted cash and investments                                               0                       (8,049)
                                                                                -------------------            -----------------
         Net cash provided by investing activities                                     187,414                      196,349
                                                                                -------------------            -----------------

Financing activities:
   Proceeds from borrowing on revolving line of credit                               2,027,311                            0
   Proceeds from borrowing from affiliate                                            3,009,652                            0
   Principal payments on notes payable                                              (1,039,404)                  (1,678,301)
   Principal payments under capital lease obligations                                  (22,077)                     (19,985)
                                                                                -------------------            -----------------
     Net cash provided by (used in) financing activities                             3,975,482                   (1,698,286)
                                                                                -------------------            -----------------

   Net decrease in cash and cash equivalents                                          (383,659)                    (437,265)
   Cash and Cash Equivalents, beginning of the period                                  865,167                    2,445,750
                                                                                -------------------            -----------------

   Cash and Cash Equivalents, end of period                                     $      481,508                 $  2,008,485
                                                                                ===================            =================

Non-cash financing activities:
   Capital contribution from affiliate from debt forgiveness                    $    1,809,000                 $          0

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2001




1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 2000 that appear in the Form 10-K.


2. COMPANY LIQUIDITY AND MANAGEMENT'S FURTHER CONTINGENCY PLANS

          The Company's projected cash flows from operations indicate that there is sufficient available liquidity to maintain its current level of operations through March 31, 2002. Such projections include certain agreements with an affiliate to assist the Company in meeting its cash flow requirements through March 31, 2002.

          The Company has also identified additional sources of liquidity. In April 2001, the Company sold excess 48' trailer equipment for approximately $650,000. The Company owns additional equipment, with a carrying value of approximately $5.8 million that is potentially available for additional asset based financing. In addition, the Company is exploring the possible sale/ leaseback of its Jacksonville office building/truck terminal.

          The Company intends to seek additional borrowing capacity under such facility. Furthermore, the Company believes it can receive additional borrowing capacity and arrange other transactions with an affiliate to provide liquidity. The Company anticipiates minimal capital expenditures through March 31, 2002.

          Management believes that the Company will meet all of its working capital requirements, anticipated capital expenditures, debt service require-ments and other obligations at least through March 31, 2001.


3. COVENANT WAIVERS

          The Company has certain financial covenants in its current credit facility. Based upon the Company's results in the first quarter of 2001, it was in violation of certain financial covenants for which it received waivers of such financial covenants.


4. SEGMENTS

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

       Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended March 31, 2001 and 2000
------------------------------------------


Operating revenues for the three months ended March 31, 2001 were $20,636,713 a decrease of $696,692 or 3.3%, compared to the first quarter of 2000. Core trailer volume to Puerto Rico increased 7.7% compared to the year earlier period while total car and other vehicle volume was down 27.1% compared to the year earlier period. As a result, core trailer revenue increased $431,236 or 3.3%, compared to the year earlier period; conversely, car and other vehicle revenue decreased 30.1% compared to the year earlier period. For the three months ended March 31, 2001, revenue from shipper owned or leased equipment moving to Puerto Rico decreased $220,865, or 27.1%, from the year earlier period. Trailer volume from Puerto Rico decreased 8.8%, while related revenue decreased $231,197, or 10.6%, compared to the three months ended March 31, 2000. Total domestic revenue of $986,338 represented an increase of $242,845, or 32.7%, from the year earlier period. The PIERS data indicates that the overall Puerto Rico market was up 1.5% compared to the year earlier quarter but down 6.4% compared sequentially to the fourth quarter of 2000. Based upon the change to two missed sailings related to weekly sailing frequency in the Northeast, the effect of which was mitigated by the dry-docking of the Company's roll-on, roll-off vessels, the Company had 9.1% more overall vessel capacity in the Puerto Rico lane compared to the first quarter of 2000.

The market conditions in the trade lanes in which the Company operates that have been characterized by excess high-cost vessel capacity continued throughout the three months ended March 31, 2001. Overall market volume reductions and the movement towards a bankruptcy filing by a large carrier in the trade further exacerbated competitive activity. On March 21, 2001, the largest participant in the Puerto Rico market, NPR/Navieras, which had a 29.0% share of market in 2000, in conjunction with its parent and affiliates filed for Chapter 11 bankruptcy protection in the Delaware Bankruptcy Court in Wilmington, Delaware. Comparing overall market share changes from the fourth quarter of 2000 to the first quarter of 2001, all carriers other than NPR/Navieras increased their market share, although generally below the Company's increase discussed below. NPR/Navieras' market share declined 3.7 percentage points to an overall share of 25.0% during the three months ended March 31, 2001. Competitive activity and excess capacity are continuing.

The Company's operating loss for the three months ended March 31, 2001 was $4,532,175, as compared to an operating loss of $903,031 in the prior year period. The results for the three months ended March 31, 2001 are not affected by a forgiveness of charter due to an affiliate of $1,809,000 that has been treated as a contribution of capital. Compared to the three months ended March 31, 2000, operating loss was higher primarily due to lower capacity utilization, lower yields and higher purchased transportation and fuel costs. The operating loss for the three months ended March 31, 2001 was further impacted by the expense related to the dry-docking of one of the ro/ro vessels operated by the Company under charter from an affiliate of $877,865. The Company has elected to expense the full costs of dry-dockings as they occur rather than capitalize such expenses and amortize them over the period between dry-dockings. While the Company believes that this conservative treatment is the preferred method under SEC guidelines it may not be the prevailing industry standard, used by other shipping companies, including competitors of the Company that capitalize such expenses and amortize them over the period between scheduled dry-dockings. As a result, the operating ratio was 122.0% during the first quarter of 2001 compared to the 104.2% operating ratio during the year earlier period. Net interest expense of $873,862 was down $70,134 from the year earlier period.

The Company's loss before income taxes for the three months ended March 31, 2001 was $5,374,153, compared to a pre-tax loss of $894,917 in the year earlier period. The net loss for the three months ended March 31, 2001 remained at $5,374,153, or $.55 per share, as compared to a net loss of 1,150,927, or $.12 per share for the year earlier period. The first quarter of 2001 includes no income tax benefit, while the year earlier period included a $.07 per share non-cash income tax benefit.

For the three months ended March 31, 2001, total southbound volume increased 1.8% and total northbound volume decreased 9.0% compared to the year earlier period. These year-to-year overall comparisons were affected by declines in car and other volume. Trailer and container volume alone increased 7.7% southbound while decreasing 9.3% northbound. Southbound market share improved to 13.6% from 12.2% from the year earlier period and 13.2% in the fourth quarter of 2000. Northbound market share declined slightly to 15.3% from 15.6% from the year earlier period but recovered significantly from the 13.8% in the fourth quarter of 2000. Overall combined market share improved to 14.0% in the first quarter of 2001 from 13.0% in the first quarter of 2000 and 13.4% in the fourth quarter of 2000, continuing the upward trend in market share that has been consistently evident in year-to-year and sequential quarterly comparisons.

Comparing total volume and total revenue by direction, for the three month period ended March 31, 2001, the Company's effective yield to and from Puerto Rico decreased 6.7% and 5.2%, respectively, compared to the same period last year.

The Company's Puerto Rico deployed vessel capacity utilization overall during the three months ended March 31, 2001 was 70.7% to Puerto Rico and 22.0% from Puerto Rico. These were below comparable figures of 74.7% to Puerto Rico and 26.8% from Puerto Rico during the three months ended March 31, 2000. As implied in the table above, however, the Company's vessel capacity utilization improved at the end of the quarter when compared to the earlier portion of the quarter. All of these capacity utilization figures are based upon vessels deployed in service and exclude the effect of one Triplestack Box Carrier(TM) that is presently laid-up. Total net expenses related to that vessel for the three months ended March 31, 2001, consisting primarily of depreciation and interest, were $150,762. In February, the Company made changes related to tugs pulling two of the Triplestack Box Carriers(TM) and believes these changes will lead to better schedule integrity.

Both of the roll-on, roll-off vessels, chartered by the Company from an affiliate, had their periodic regulatory dry-docking during the three months ended March 31, 2001. As a result of these dry-dockings, two fewer roll-on, roll-off voyages, one at the beginning and one at the end, occurred during the quarter. The revenue related to the voyages immediately preceding the dry-dockings was $1.8 million. While not all revenue related to the cancelled voyages is lost when the Company is not operating at capacity, there are cost implications to a lost sailing. As such, the Company believes that the revenue from a sailing preceding a cancelled voyage is a simple, effective proxy for the overall impact to the Company. Both in recognition of this and in furtherance of its support of the Company, the affiliate that owns the vessels elected to forgive the entire $1,809,000 of charter that would otherwise have been due during the three months ended March 31,2001. Such forgiveness has been treated as a contribution to capital and does not affect the Company's operating results.


LIQUIDITY AND CAPITAL RESOURCES


 At March 31, 2001, cash amounted to $481,508, working capital was $3.0 million and stockholders' equity was $15.3 million. Stockholders' equity was favorably impacted by the $1.8 million capital contribution related to a first quarter charter hire forgiveness by an affiliate and therefore decreased only $3.6 million from December 31, 2000. For the three months ended March 31, 2001, net cash used by operating activities was $4.5 million, a deterioration of approximately $5.7 million from the year earlier period. During the three month period ended March 31, 2001 net cash provided by financing activities was $4.0 million, consisting of $2.0 million drawn under the Company's revolving credit facility, a capital contribution from an affiliate of $1.8 million and $1.3 million net borrowings from an affiliate, partially offset by $1.0 million of principal payments on notes payable.

For the three months ended March 31, 2001, the Company received loans from an affiliate totaling approximately $3.2 million comprised of $1.0 million in direct advances, $800,000 to fund certain dry-docking expenditures and $1.4 million at the end of the quarter to fund the semi-annual Title XI payment. The forgiveness of charter hire previously paid during the first quarter was accomplished through a reduction of $1.8 million in amounts due to an affiliate and has been treated as a contribution to capital.

The Company's projected cash flows from operations and financing transactions, including those with an affiliate indicate that there is sufficient available liquidity to maintain its current level of operations through at least March 31, 2002. The Company has reached an agreement with an affiliate to assist in meeting its cash flow requirements in 2001 by deferring $2.8 million in second and third quarter charter payments until 2002. The Company has also identified additional sources of liquidity. In April 2001 the Company sold excess 48' trailer equipment for approximately $650,000. The Company owns additional equipment with a carrying value of approximately $5.8 million that is potentially available for asset based financing. In addition, the Company is exploring the possible sale/leaseback of its Jacksonville office building/truck terminal.

Management believes that as a result of cash flow from operations and financing transactions, including those with an affiliate, the Company will meet all of its working capital requirements, anticipated capital expenditures and other obligations at least through March 31, 2002.

FORWARD-LOOKING STATEMENTS


         This report may contain statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are risk of economic recessions, severe weather conditions, changes in demand for transportation services offered by the Company, and changes in rate levels for transportation services offered by the Company.




                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits - None



(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       TRAILER BRIDGE, INC.


Date: May 15, 2001                     By:   /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman and Chief
                                            Executive Officer


Date: May 15, 2001                     By:   /s/ Mark A. Tanner
                                          --------------------------------------
                                            Mark A. Tanner
                                            Vice President of Administration
                                             and Chief Financial Officer