Form 10-Q/A
period 2001-03-31
TRAILER BRIDGE INC
filed 2001-05-21
CIK 1039184

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

         This report is filed for the purpose of adding a phrase inadvertently omitted form footnote 2 to the financial statements.


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


                                       TRAILER BRIDGE, INC.


Date: May 21, 2001                     By:   /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman and Chief
                                            Executive Officer


Date: May 21, 2001                     By:   /s/ Mark A. Tanner
                                          --------------------------------------
                                            Mark A. Tanner
                                            Vice President of Administration
                                             and Chief Financial Officer