Form 10-Q
period 2001-06-30
TRAILER BRIDGE INC
filed 2001-08-14
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
    June 30, 2001                                                 0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                   13-3617986
(State or other jurisdiction of                         (I.R.S. Employer
Identification No.)                               incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                    32226               (904) 751-7100
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


                          YES [X]           NO [ ]

         As of August 14, 2001, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

         Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2000 that appear in the Company's Annual Report on Form 10-K.


Statements of Operations for the Three and
         Six Months Ended June 30, 2001 and 2000 (unaudited)              Page 3

Balance Sheets as of
         June 30, 2001 (unaudited) and December 31, 2000                  Page 4

Statements of Cash Flows for the
         Six Months Ended June 30, 2001 (unaudited) and 2000              Page 5

Notes to Financial Statements as of
         June 30, 2001                                                    Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Months                               Six Months
                                                               Ended June 30,                            Ended June 30,
                                                  -----------------------------------------   --------------------------------------
                                                         2001                  2000               2001                  2000
                                                  --------------------  --------------------  ------------------  ------------------

    OPERATING REVENUES ...........................$   21,659,184         $   23,764,889       $  42,295,897       $    45,098,294
    OPERATING EXPENSES:
       Salaries wages, and benefits ..............     4,355,301              3,771,121           8,814,694             7,894,929
       Rent and purchased transportation:
          Related Party ..........................     1,829,100              1,829,100           3,638,100             3,658,200
          Other ..................................     6,773,095              6,132,911          13,614,201            11,743,325
       Fuel ......................................     2,949,903              2,515,995           5,800,790             4,989,771
       Operating and maintenance
          (exclusive of depreciation shown
          separately below) ......................     6,356,696              5,229,909          12,404,450            10,352,592
       Taxes and licenses ........................       236,668                 98,159             418,636               258,260
       Insurance and claims ......................       621,217                567,452           1,257,289             1,168,586
       Communications and utilities ..............       157,714                145,174             327,753               309,155
       Depreciation and amortization .............     1,224,208              1,207,764           2,522,410             2,417,994
       Other operating expenses ..................     1,287,130                964,591           2,161,596             1,905,799
                                                  --------------------  --------------------  ------------------  ------------------
                                                      25,791,032             22,462,176          50,959,919            44,698,611
                                                  --------------------  --------------------  ------------------  ------------------
    OPERATING (LOSS) INCOME ......................    (4,131,848)             1,302,713          (8,664,022)              399,683
    NONOPERATING (EXPENSE)
       INCOME:
       Interest expense, net......................      (810,678)              (862,412)         (1,684,540)           (1,806,408)
       (Loss) gain on sale of equipment,..........      (218,419)               384,250            (186,536)              395,011
                                                  --------------------  --------------------  ------------------  ------------------
                                                      (1,029,097)              (478,162)         (1,871,076)           (1,411,397)
                                                  --------------------  --------------------  ------------------  ------------------

    (LOSS) INCOME BEFORE (PROVISION)
       BENEFIT FOR INCOME TAXES...................    (5,160,945)               824,551         (10,535,098)           (1,011,714)
    (PROVISION) BENEFIT FOR INCOME TAXES .........           -                 (323,927)                  -               361,411

    (LOSS) INCOME BEFORE CUMMULATIVE
                                                  --------------------  --------------------  ------------------  ------------------
      EFFECT OF AN ACCOUNTING CHANGE..............    (5,160,945)               500,624         (10,535,098)             (650,303)

    CUMMULATIVE EFFECT OF ACCOUNTING
      CHANGES (NET OF TAX)........................                              127,100                                   127,100
                                                  --------------------  --------------------  ------------------  ------------------
    NET (LOSS) INCOME.............................$   (5,160,945)        $      627,724       $ (10,535,098)      $       (523,203)
                                                  ====================  ====================  ==================  ==================

    PER SHARE AMOUNTS

    (LOSS) INCOME BEFORE CUMULATIVE
      EFFECT OF AN ACCOUNTING CHANGE..............$        (0.53)        $         0.05       $       (1.08)      $          (0.06)

    CUMULATIVE EFFECT OF ACCOUNTING
      CHANGES (NET OF TAX)........................           -                     0.01                   -                   0.01
                                                  --------------------  --------------------  ------------------  ------------------

    NET (LOSS) INCOME.............................$        (0.53)        $         0.06       $       (1.08)      $          (0.05)
                                                  ====================  ====================  ==================  ==================

    WEIGHTED AVERAGE
       SHARES OUTSTANDING ........................     9,777,500              9,777,500           9,777,500              9,777,500
                                                  ====================  ====================  ==================  ==================

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                               June 30,                     December 31,
                                                                                 2001                           2000
                                                                           -----------------             -------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                            $        747,317              $          865,167
      Trade receivables, less  allowance for doubtful
           accounts of $1,203,790 and $1,713,825                                 16,455,328                      15,083,235
      Other receivables                                                              30,155                         104,271
      Prepaid expenses                                                            1,497,226                       1,673,117
      Due from related party                                                              -                           2,007
                                                                           -----------------             -------------------
           Total current assets                                                  18,730,026                      17,727,797

Property and equipment, net                                                      59,396,341                      62,572,147
Goodwill, net                                                                       740,672                         764,062
Other assets                                                                      1,489,758                       1,576,059
                                                                           -----------------             -------------------
TOTAL ASSETS                                                                    $80,356,797              $       82,640,065
                                                                           =================             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                     $      7,850,408              $        7,494,174
      Accrued liabilities                                                         4,284,206                       3,514,657
      Current portion of notes payable                                            3,082,664                       3,266,755
      Unearned revenue                                                              292,795                         292,795
                                                                           -----------------             -------------------
           Total current liabilities                                             15,510,073                      14,568,381

Due to Affiliate                                                                 14,304,726                       9,038,075
Long-term debt, less current obligations                                         40,402,342                      40,167,855
                                                                           -----------------             -------------------
TOTAL LIABILITIES                                                                70,217,141                      63,774,311
                                                                           -----------------             -------------------


Stockholders' Equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized; no shares issued or outstanding                                    -                               -
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,777,500 shares issued and
           outstanding in 2000 and 1999                                              97,775                          97,775
      Additional paid-in capital                                                 39,791,818                      37,982,818
      Accumulated deficit in earnings                                           (29,749,937)                    (19,214,839)
                                                                           -----------------             -------------------
           TOTAL STOCKHOLDERS' EQUITY                                            10,139,656                      18,865,754
                                                                           -----------------             -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     80,356,797              $       82,640,065
                                                                           =================             ===================

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 2001 and June 30, 2000
                                   (Unaudited)


                                                                                      June 30,                       June 30,
                                                                                        2001                           2000
                                                                                ---------------------            -----------------
Operating activities:
       Net loss                                                                 $        (10,535,098)            $       (523,203)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                                  2,522,410                    2,417,994
            Provision for doubtful accounts                                                1,382,964                      352,679
            Deferred income taxes                                                                  0                     (283,511)
            Loss (gain) on sale of fixed assets                                              186,536                     (395,011)
            Decrease (increase) in:
              Trade receivables                                                           (2,755,057)                  (2,412,580)
              Other receivables                                                               74,116                       46,243
              Prepaid expenses                                                               175,891                      202,475
            Increase (decrease) in:
              Accounts payable                                                               356,234                   (1,581,711)
              Accrued liabilities                                                            769,549                   (1,182,392)
              Due from related party                                                           2,007                    2,710,000

                                                                                ---------------------            -----------------
       Net cash used in operating activities                                              (7,820,448)                    (649,017)
                                                                                ---------------------            -----------------

Investing activities:
       Additions to and construction of property and equipment                              (473,295)                    (517,736)
       Proceeds from sale of property and equipment                                          963,545                    1,470,000
       Decrease in other assets                                                               86,301                       27,413
       Increase in restricted cash and investments                                                 0                      (17,105)
                                                                                ---------------------            -----------------
                 Net cash provided by investing activities                                   576,551                      962,572
                                                                                ---------------------            -----------------

Financing activities:
       Proceeds from borrowing on revolving line of credit                                 1,722,492                   (2,389,957)
       Proceeds from borrowing from affiliate                                              7,075,651                            0
       Principal payments on notes payable                                                (1,627,387)                           0
       Proceeds from borrowing on notes payable                                                                         3,000,000
       Principal payments under capital lease obligations                                    (44,709)                     (40,472)
                                                                                ---------------------            -----------------
                 Net cash provided by financing activities                                 7,126,047                      569,571
                                                                                ---------------------            -----------------

       Net (decrease) increase in cash                                                      (117,850)                     883,126
       Cash and Cash Equivalents, beginning of the period                                    865,167                    2,445,750
                                                                                ---------------------            -----------------

       Cash and Cash Equivalents, end of period                                 $            747,317             $      3,328,876
                                                                                =====================            =================

Non-cash financing activities:

       Capital contribution from affiliate from debt forgiveness                $          1,809,000             $            -

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001




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

         Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS No. 141 to have a material effect on its financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS No. 142 is effective for the Company beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position or results of operations.




2.       COMPANY LIQUIDITY AND MANAGEMENT'S FURTHER CONTINGENCY PLANS


         The Company's projected cash flows from operations indicate that there is sufficient available liquidity to maintain its current level of operations through June 30, 2002. Such projections include certain agreements with an affiliate to assist the Company in meeting its cash flow requirements through June 30, 2002.

          The Company has also identified additional potential sources of liquidity. The Company is marketing a sale/leaseback transaction of its Jacksonville office building/truck terminal. The Company also owns additional equipment, with a carrying value of approximately $5.8 million for which it is actively seeking additional asset based financing.

         Furthermore, the Company believes it can receive additional borrowing capacity and arrange other transactions with an affiliate to provide liquidity. The Company anticipates minimal capital expenditures through June 30, 2002.


         Management believes that the Company will meet all of its working capital requirements, anticipated capital expenditures, debt service requirements and other obligations at least through June 30, 2002. However due to uncertainties regarding future economic conditions, increased competition, and fuel prices, no assurances can be made regarding the eventual outcome of the Company's plans.


3.       COVENANT WAIVERS

         The Company has certain financial covenants in its current credit facility. Based upon the Company's results in the second quarter of 2001, it was in violation of certain financial covenants for which it received waivers.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



RESULTS OF OPERATIONS:

Three Months Ended June 30, 2001 and 2000
-----------------------------------------

         Total revenue for the three months ended June 30, 2001 was $21,659,184, a decrease of $2,105,705 or 8.9%, compared to total revenue of $23,764,889 reported for the three months ended June 30, 2000. The decreased revenue was due to decreased shipping volume in all sectors other than core southbound trailers and decreased yield. The Company also reported significant decreases in income for the three months ended June 30, 2001, resulting in a net loss of $5,160,945 or $.53 per share, as compared to net income of $627,724, or $.06 per share, for the three months ended June 30, 2000. Net income for the three months ended June 30, 2001 included no income tax benefit compared to a $323,927 provision for income taxes during the same period in the preceding year. Net income for the three months ended June 30, 2001 included a loss of $218,419 from the sale of excess 48' equipment compared to a gain on sale of equipment of $384,250 for the three months ended June 30, 2000. Net income for the three months ended June 30, 2000 included a benefit of $127,100 from the cumulative effect of a change in accounting principle related to periodic vessel dry-docking.

         Operating loss for the three months ended June 30, 2001 was $4,131,848 a deterioration of $5,434,561 from operating income of $1,302,713 for the three months ended June 30, 2000. The operating loss was a result of decreased volume across all sectors other than core southbound trailers, lower yields, lower tractor asset utilization, increased purchased transportation and fuel costs. The operating loss for the three months ended June 30, 2001 was further impacted by the expense related to the dry-docking of one of the ro/ro vessels operated by the Company under charter from an affiliate of $463,756. The Company has elected to expense the full costs of dry-dockings as they occur rather than capitalize such expenses and amortize them over the period between dry-dockings. While the Company believes that this conservative treatment is the preferred method under SEC guidelines, it may not be the prevailing industry standard used by other shipping companies, including competitors of the Company that capitalize such expenses and amortize them over the period between scheduled dry-dockings. The operating loss resulted in an operating ratio of 119.1% for the three months ended June 30, 2001 compared to the 94.5% operating ratio for the three months ended June 30, 2000.

         The market conditions in the trade lanes in which the Company operates that have been characterized by excess high-cost vessel capacity continued throughout the three months ended June 30, 2001. Overall market volume reductions and the operation in bankruptcy by a large carrier in the trade further exacerbated competitive activity. On March 21, 2001, the largest participant in the Puerto Rico market, NPR/Navieras, which had a 29.0% share of market in 2000, in conjunction with its parent and affiliates filed for Chapter 11 bankruptcy protection in the Delaware Bankruptcy Court in Wilmington, Delaware. Strong competitive activity and excess capacity are continuing.

         Total southbound Puerto Rico volume for the three months ended June 30, 2001 decreased 2.7% and total northbound volume decreased 26.0% compared to the three months ended June 30, 2000. While core southbound trailer volume increased 3.6%, as compared to the same period last year, all other segments showed volume decreases, with new car volume down sharply at 25.7%. Comparing total volume and total revenue by direction, Trailer Bridge's effective yield to and from Puerto Rico decreased 4.8% and increased 0.6%, respectively, compared to the three months ended June 30, 2000. The Company's Puerto Rico deployed vessel capacity utilization overall during the three months ended June 30, 2001, was 65.6% to Puerto Rico and 19.5% from Puerto Rico. These were below capacity utilization figures of 79.9% to Puerto Rico and 29.3% from Puerto Rico during the three months ended June 30, 2000, when Trailer Bridge had 14.4% less effective capacity in the Puerto Rico lane. All of these capacity utilization figures are based upon vessels deployed in service and exclude the effect of one Triplestack Box Carrier(R) that is presently laid-up. Total net expenses related to this vessel, consisting primarily of depreciation and interest, were $222,629 during the three months ended June 30, 2001.

         For the three months ended June 30, 2001, salaries wages and benefits increased $584,180 compared to the same period last year primarily as a result of higher healthcare expenses and workers compensation cost. Rent and purchased transportation increased $640,184 compared to the same period last year primarily as a result of the additional tug charter hire and inland purchased transportation expense incurred in changing from bi-weekly to weekly service from Newark. For the three months ended June 30, 2001, fuel expense increased $433,908 compared to the same period last year primarily as a result of increased consumption from the additional tug and increased fuel rates. Due primarily to the increase in the Newark service from bi-weekly to weekly frequency, operating and maintenance expense also increased $1.1 million during the three month period ended June 30, 2001 compared to the same period in the preceding year. Other operating expenses increased $322,539 compared to same period in the preceding year primarily as a result of an increase in demurrage reserves.

         Subsequent to June 30, 2001 the Company secured contractual changes resulting in cost reduction of more than $550,000 per quarter.

Six Months Ended June 30, 2001 and 2000
---------------------------------------

         Total revenue for the six months ended June 30, 2001 was $42,295,897, a decrease of $2,802,397 or 6.2%, compared to total revenue of $45,098,294 reported for the six months ended June 30, 2000. The decreased revenue was due to decreased shipping volume in all sectors other than core southbound trailers and decreased yield. The Company also reported significant decreases in income for the six months ended June 30, 2001, resulting in a net loss of $10.5 million or $1.08 per share, as compared to a net loss of $523,203, or $.05 per share, for the six months ended June 30, 2000. Net income for the six months ended June 30, 2001 included a loss of $186,536 from the sale of excess 48' equipment compared to a gain on sale of equipment of $395,011 for the six months ended June 30, 2000. Net income for the three months ended June 30, 2000 included a benefit of $127,100 from the cumulative effect of a change in accounting principle related to periodic vessel dry-docking.


         Operating loss for the six months ended June 30, 2001 was $8.6 million compared to operating income of $399,683 for the six months ended June 30, 2000. The results for the six months ended June 30, 2001 are not affected by a forgiveness of charter due to an affiliate of $1,809,000 that has been treated as a contribution of capital. Such amount has been expensed and is reflected in the income statement. The operating loss was a result of decreased volume across all sectors other than core southbound trailers, lower yields, lower tractor asset utilization, increased purchased transportation and fuel costs. During the period the Company operated one additional vessel on its Newark to San Juan service compared to the same period in the preceding year. The operating loss for the six months ended June 30, 2001 was further impacted by the expenses related to the dry-docking of both of the ro/ro vessels operated by the Company under charter from an affiliate of $1.34 million. The Company has elected to expense the full costs of dry-dockings as they occur rather than capitalize such expenses and amortize them over the period between dry-dockings. While the Company believes that this conservative treatment is the preferred method under SEC guidelines it may not be the prevailing industry standard used by other shipping companies, including competitors of the Company that capitalize such expenses and amortize them over the period between scheduled dry-dockings. The operating loss resulted in an operating ratio of 120.5% for the six months ended June 30, 2001 compared to the 99.1% operating ratio for the six months ended June 30, 2000.

         The market conditions in the trade lanes in which the Company operates that have been characterized by excess high-cost vessel capacity continued throughout the six months ended June 30, 2001. Overall market volume reductions and the approach towards filing of and operation in bankruptcy by a large carrier in the trade further exacerbated competitive activity. On March 21, 2001, the largest participant in the Puerto Rico market, NPR/Navieras, which had a 29.0% share of market in 2000, in conjunction with its parent and affiliates filed for Chapter 11 bankruptcy protection in the Delaware Bankruptcy Court in Wilmington, Delaware. Competitive activity and excess capacity are continuing.


         Total southbound Puerto Rico volume for the six months ended June 30, 2001 decreased .9% and total northbound volume decreased 18.4% compared to the six months ended June 30, 2000. While core southbound trailer volume increased 5.6%, as compared to the same period last year, all other segments showed volume decreases, with new car volume down sharply at 27.9%. Comparing total volume and total revenue by direction, Trailer Bridge's effective yield to and from Puerto Rico decreased 5.0% and 2.6%, respectively, compared to the six months ended June 30, 2000. The Company's Puerto Rico deployed vessel capacity utilization overall during the six months ended June 30, 2001, was 68.0% to Puerto Rico and 20.7% from Puerto Rico. These were below capacity utilization figures of 77.3% to Puerto Rico and 28.1% from Puerto Rico during the six months ended June 30, 2000, when Trailer Bridge had 11.8% less effective capacity in the Puerto Rico lane. All of these capacity utilization figures are based upon vessels deployed in service and exclude the effect of one Triplestack Box Carrier(R) that is presently laid-up. Total net expenses related to this vessel, consisting primarily of depreciation and interest, were $373,392 during the six months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had cash of $747,317 and working capital of $3.2 million, increases of $265,809 and $232,882, respectively, from March 31, 2001. Compared to December 31, 2000, cash decreased $117,850 and working capital increased $60,537. During the six months ending June 30, 2001, net cash used in operating activities totaled $7.8 million. The $3.3 million cash used in operating activities in the three months ending June 30, 2001 represented an improvement of $1.3 million from the $4.5 million used in the three months ending March 31, 2001. The net cash used in operating activities includes the effect of charterhire due an affiliate that was deferred or forgiven, in the second and first quarters as well as non-recurring dry-docking expenses. Excluding those amounts, adjusted net cash used in operating activities was $2.9 million for the six months ending June 30, 2001. The $1.0 million net cash used operating activities in the second quarter was approximately one half the $1.9 million net cash used in operating activities in the first quarter of 2001.

         The Company anticipates acceleration in the improving trend of both core operating results and net cash from operating activities for the upcoming third quarter, in part due to cost reductions already now being realized from recent contractual and operational changes. The combined cost reduction from contractual changes already secured by the Company is equivalent to more than $550,000 per quarter. In addition, based upon the loaded mile tractor utilization achieved in July 2001 the company estimates additional cost savings of approximately $150,000 in the third quarter of 2001. Factoring in other positive revenue and costs trends, the Company anticipates further improvements in cash used in operating activities for the third quarter of 2001.

         The Company's operating losses in the first and second quarters include the non-cash effects of depreciation, non-recurring expense of dry-docking and loss on equipment sale and charterhire due an affiliate that has been forgiven as well as deferred in the first and second quarters, respectively. Excluding those items, adjusted net cash used in operating activities was $1.2 million for the six months ending June 30, 2001. To fund operations, dry-docking expenditures and interest and principal payments under its debt obligations, the Company borrowed an additional $1.7 million under its revolving line of credit and received additional advances from an affiliate. During the six months ending June 30, 2001, the Company had net cash provided by financing activities of $7.1 million. Since June 30, 2001, the Company has not required additional advances from such affiliate. The Company's projected cash flows from operations and financing transactions, including those with affiliates, indicate that there is sufficient available liquidity to maintain its current level of operations through June 30, 2002.

         The Company has also identified additional potential sources of liquidity. The Company owns unencumbered tractor and trailer equipment with a carrying value of $5.7 million. The Company is in discussions to utilize such equipment in an asset based financing transaction. In addition, the Company has retained a real estate firm to market a sale/leaseback of its Jacksonville office building/truck terminal. That property has an estimated value of approximately $4.5 million and an outstanding mortgage of less than $900,000, therefore any sale/leaseback transaction is anticipated to be a meaningful source of additional liquidity. Furthermore, affiliates of the Company have the ability to loan at least an additional $3 million under certain terms.

         Under its present revolving credit agreement, the borrowing base formula allowed for additional borrowings of $2.7 million at June 30, 2001, however such amount was subject to a $2.0 million reserve available only when a certain financial ratio is achieved. The Company has received a waiver from its revolving credit lender for non-compliance with certain financial covenants at June 30, 2001 and the covenants have been amended to levels that the Company expects to be able to meet. The Company will seek to obtain additional borrowing capacity under its revolving credit agreement, including additional instances where it can have access to the $2.0 million reserve. Additionally, the Company believes it can arrange other transactions with affiliates, if needed, to provide liquidity. The Company anticipates minimal capital expenditures through June 30, 2002.

         Management believes that the Company will meet all of its working capital requirements, anticipated capital expenditures, debt service requirements and other obligations at least through June 20, 2002. However due to uncertainties regarding future economic conditions, increased competition, and fuel prices, no assurances can be made regarding the eventual outcome of the Company's plans.


FORWARD-LOOKING STATEMENTS

         This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of weather, economic recessions, increases in fuel prices, changes in demand for transportation services offered by the Company, and changes in rate levels for transportation services offered by the Company.


                                     PART II

                                OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on one item at the Annual Meeting of Shareholders held on May 16, 2001:

1.      The election of four directors, to terms ending in 2001

        Votes were cast for election of directors as follows:

        Nominee                    Votes For        Votes Withheld
        -----------------------------------------------------------
        Malcom P. McLean           9,115,507           403,638
        John D McCown              9,115,507           403,638
        Kenneth G. Younger         9,113,372           405,773
        Artis James                9,114,372           404,773
        Charles R. Cushing         9,113,472           405,673

2.      To approve the Company's Non-Employee Director Stock Incentive Plan

        Votes were cast as follows:

        Votes For         Votes Against             Abstain
        ---------------------------------------------------
        9,082,045            433,100                 4,000

3.      To approve the Amendment to the Company's Stock Incentive Plan

        Votes were cast as follows:

        Votes For         Votes Against             Abstain
        ---------------------------------------------------
        9,077,865            436,200                 5,080

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

Exhibit                                              Page Number or Incorporated
---------                                            ---------------------------
Number                     Description                     by Reference to
------                     -----------                     ---------------




(b) The Company filed a report on Form 8-K on June 26, 2001 to report a Change in Control resulting from the death of the Company's majority shareholder Malcom P. McLean on May 25, 2001. The Company filed a report on Form 8-K/A on June 27, 2001 to correct a typographical error in the Form 8-K filed on June 26, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       TRAILER BRIDGE, INC.


Date:  August 13, 2001                 By:    /s/ John D. McCown
                                          --------------------------------------
                                             John D. McCown
                                             Chairman and Chief
                                              Executive Officer


Date: August 13, 2001                  By:    /s/ Mark A. Tanner
                                          --------------------------------------
                                             Mark A. Tanner
                                             Vice President of Administration
                                              and Chief Financial Officer