Form 10-Q
period 2001-09-30
TRAILER BRIDGE INC
filed 2001-11-14
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
September 30, 2001                                               0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                 13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                  32226                 (904) 751-7100
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


                            YES [X]         NO [ ]

         As of November 14, 2001, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

         Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2000 that appear in the Company's Annual Report on Form 10-K.


Balance Sheets as of
         September 30, 2001 and December 31, 2000 (unaudited)             Page 3

Statements of Operations for the Three and
         Nine Months Ended September 30, 2001 and 2000 (unaudited)        Page 4

Statements of Cash Flows for the
         Nine Months Ended September 30, 2001 and 2000 (unaudited)        Page 5

Notes to Financial Statements                                             Page 6

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                              September 30,                    December 31,
                                                                                  2001                             2000
                                                                            -----------------             -------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                $   1,313,665                   $     865,167
      Trade receivables, less  allowance for doubtful
           accounts of $1,080,258 and $1,713,825                                  14,796,271                      15,083,235
      Other receivables                                                               33,719                         104,271
      Prepaid expenses                                                             1,732,566                       1,673,117
      Due from related party                                                               -                           2,007
                                                                            -----------------             -------------------
           Total current assets                                                   17,876,221                      17,727,797

Property and equipment, net                                                       58,632,253                      62,572,147
Goodwill, net                                                                        728,977                         764,062
Other assets                                                                       1,519,353                       1,576,059
                                                                            -----------------             -------------------
TOTAL ASSETS                                                                   $  78,756,804                   $  82,640,065
                                                                            =================             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                         $   9,663,154                   $   7,494,174
      Accrued liabilities                                                          4,506,940                       3,514,657
      Current portion of notes payable and capital lease obligations              19,467,202                       3,266,755
      Unearned revenue                                                               292,795                         292,795
                                                                            -----------------             -------------------
           Total current liabilities                                              33,930,091                      14,568,381

Due to Affiliate                                                                  16,766,055                       9,038,075
Long-term debt, less current obligations                                          23,519,420                      40,167,855
                                                                            -----------------             -------------------
TOTAL LIABILITIES                                                                 74,215,566                      63,774,311
                                                                            -----------------             -------------------


Stockholders' Equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized; no shares issued or outstanding                                     -                               -
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,777,500 shares issued and
           outstanding in 2001 and 2000                                               97,775                          97,775
      Additional paid-in capital                                                  39,791,818                      37,982,818
      Accumulated deficit in earnings                                            (35,348,355)                    (19,214,839)
                                                                            -----------------             -------------------
           TOTAL STOCKHOLDERS' EQUITY                                              4,541,238                      18,865,754
                                                                            -----------------             -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   78,756,804                   $  82,640,065
                                                                            =================             ===================

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        Three Months                         Nine Months
                                                                     Ended September 30,                 Ended September 30,
                                                           --------------------------------------  ---------------------------------
                                                                2001                 2000               2001               2000
                                                           -----------------    -----------------  ------------------  -------------

    OPERATING REVENUES .............................       $ 20,052,136         $ 23,151,664       $  62,348,033       $ 68,249,958
    OPERATING EXPENSES:
       Salaries wages, and benefits ................          4,377,062            4,070,615          13,191,756         11,965,544
       Rent and purchased transportation:
          Related Party ............................          1,849,200            1,849,200           5,487,300          5,507,400
          Other ....................................          6,857,226            6,569,302          20,471,427         18,312,627
       Fuel ........................................          2,621,199            2,647,833           8,421,989          7,637,603
       Operating and maintenance
          (exclusive of depreciation shown
          separately below) ........................          5,788,434            4,511,954          18,192,884         14,864,546
       Taxes and licenses ..........................            195,926              117,963             614,562            376,223
       Insurance and claims ........................            679,423              519,235           1,936,712          1,687,821
       Communications and utilities ................            187,586              161,467             515,340            470,622
       Depreciation and amortization ...............          1,145,842            1,211,366           3,668,253          3,629,360
       Other operating expenses ....................          1,201,658            1,152,392           3,363,252          3,058,192
                                                           -----------------    -----------------  ------------------  -------------
                                                             24,903,556           22,811,327          75,863,475         67,509,938
                                                           -----------------    -----------------  ------------------  -------------
    OPERATING (LOSS) INCOME ........................         (4,851,420)             340,337         (13,515,442)           740,020
    NONOPERATING (EXPENSE)
       INCOME:
       Interest expense, net........................           (807,284)            (820,317)         (2,491,824)        (2,626,726)
       Gain (loss) on sale of equipment.............             38,157               39,380            (148,379)           434,392
                                                           -----------------    -----------------  ------------------    -----------
                                                               (769,127)            (780,937)         (2,640,203)        (2,192,334)
                                                           -----------------    -----------------  ------------------    -----------

    LOSS BEFORE BENEFIT FOR INCOME TAXES ...........         (5,620,547)            (440,600)        (16,155,645)        (1,452,314)
    BENEFIT FOR INCOME TAXES .......................             22,129              230,343              22,129            591,754
                                                           -----------------    -----------------  ------------------    -----------
    LOSS BEFORE CUMULATIVE
      EFFECT OF AN ACCOUNTING CHANGE................         (5,598,418)            (210,257)        (16,133,516)          (860,560)

    CUMULATIVE EFFECT OF ACCOUNTING
      CHANGES (NET OF TAX)..........................                                                                        127,100

                                                           -----------------    -----------------  ------------------    -----------
    NET LOSS INCOME.................................       $ (5,598,418)        $   (210,257)      $ (16,133,516)      $   (733,460)
                                                           =================    =================  ==================    ===========

    PER SHARE AMOUNTS

    LOSS BEFORE CUMULATIVE
      EFFECT OF AN ACCOUNTING CHANGE................       $      (0.57)        $      (0.02)      $       (1.65)      $      (0.09)

    CUMULATIVE EFFECT OF ACCOUNTING
      CHANGES (NET OF TAX)..........................               -                    -                   -                  0.01
                                                           -----------------    -----------------  ------------------    -----------

    NET LOSS........................................       $      (0.57)        $      (0.02)      $       (1.65)      $      (0.08)
                                                           =================    =================  ==================    ===========

    WEIGHTED AVERAGE
       SHARES OUTSTANDING ..........................          9,777,500            9,777,500           9,777,500          9,777,500
                                                           =================    =================  ==================    ===========

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
       For the Nine months ended September 30, 2001 and September 30, 2000
                                   (Unaudited)


                                                                                       September 30,                  September 30,
                                                                                            2001                           2000
                                                                                 ---------------------            -----------------
Operating activities:
       Net loss                                                                      $    (16,133,516)               $    (733,460)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                                   3,668,253                    3,629,360
            Provision for doubtful accounts                                                 2,216,757                      794,384
            Deferred income taxes                                                                   0                     (513,854)
            Loss (gain) on sale of fixed assets                                               148,379                     (434,392)
            Decrease (increase) in:
              Trade receivables                                                            (1,929,793)                  (3,784,065)
              Other receivables                                                                70,552                       48,873
              Prepaid expenses                                                                (59,449)                    (777,016)
            Increase (decrease) in:
              Accounts payable                                                              2,168,980                     (338,117)
              Accrued liabilities                                                             992,283                     (802,004)
              Due from related party                                                            2,007                    2,730,100

                                                                                 ---------------------            -----------------
       Net cash used in operating activities                                               (8,855,547)                    (180,191)
                                                                                 ---------------------            -----------------

Investing activities:
       Additions to and construction of property and equipment                               (883,997)                    (960,717)
       Proceeds from sale of property and equipment                                         1,042,344                    1,794,355
       Decrease in other assets                                                                86,000                       40,063
       Increase in restricted cash and investments                                                  0                      (26,592)
                                                                                 ---------------------            -----------------
                 Net cash provided by investing activities                                    244,347                      847,109
                                                                                 ---------------------            -----------------

Financing activities:
       Proceeds from (repayments to) revolving line of credit                               1,774,715                     (971,876)
       Proceeds from borrowing from affiliate                                               9,536,980                    5,000,000
       Principal payments on notes payable                                                 (2,156,069)                  (3,483,910)
       Debt issue costs                                                                       (29,294)
       Principal payments under capital lease obligations                                     (66,634)                     (61,476)
                                                                                 ---------------------            -----------------
                 Net cash provided by financing activities                                  9,059,698                      482,738
                                                                                 ---------------------            -----------------

       Net increase in cash and cash equivalents                                              448,498                    1,149,656
       Cash and Cash Equivalents, beginning of the period                                     865,167                    2,445,750
                                                                                 ---------------------            -----------------

       Cash and Cash Equivalents, end of period                                      $      1,313,665                $   3,595,406
                                                                                 =====================            =================

Non-cash financing activities:

       Capital contribution from affiliate from debt forgiveness                     $      1,809,000                $           -
       Interest Paid                                                                        2,023,678                    3,155,878

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



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

         Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead must be tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company has not yet determined the impact, if any, the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's financial position and results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not yet determined the impact, if any, the adoption of SFAS No. 143 will have on the Company's financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on the Company's financial position and results of operations.


2. COMPANY LIQUIDITY AND MANAGEMENT'S FURTHER CONTINGENCY PLANS

         The Company did not pay its scheduled principal and interest payments totaling $1,363,370 due September 30, 2001 under either of its Title XI bond offerings. The scheduled principal payments total $548,360 and the interest through September 30, 2001 totals $815,010. The Company is currently in a grace period under the bonds and has reached an agreement in principle with the holder of the bonds and with the Maritime Administration whereby the principal payments due on September 30, 2001 and March 31, 2002 will be rescheduled for payment on September 30, 2002 and March 31, 2003, respectively. The Company expects to document this deferral and make the respective interest payments within the grace period without acceleration of the principal amount. The Company requested no deferment of the interest due on September 30, 2001 and March 31, 2002. The trustee for both of the Company's Title XI bonds has confirmed its receipt of the agreement of the obligees to the principal deferral and has indicated it will take no action to accelerate the bonds without further instruction from the respective obligees.

         The aforementioned failure to pay the scheduled principal and interest payments on the Company's Title XI obligations constitutes an event of default under the Company's credit agreement with its senior lender and as a result the senior lender has sent the Company a notice of default. While the senior lender continues to fund draws under the Company's revolving credit line and the Company is in discussions with the senior lender regarding the credit facility, no assurance can be made that the lender will continue to do so. The Company depends on its secured revolving credit facility to maintain its liquidity, therefore continued access to the revolving line of credit is critical to the Company's cash flow needs and denial of access to such funds would have a material adverse effect on the Company's ability to operate and its financial condition. As of September 30, 2001 the Company had $7.0 million drawn under the credit facility against a borrowing base of $7.3 million that is secured by net receivables of $14.8 million. Additionally, a default to our senior lender would result in cross-defaults in other loan and/or lease documents that could result in acceleration of such debts or return of leased assets.

         The Company deferred charterhire it pays to an affiliate for its two ro/ro barges for the three month period ending September 30, 2001 and has received further deferral of such charterhire through at least the end of 2001.

         The Company's projected cash flows from operations will be insufficient to maintain its current level of operations through September 30, 2002. The Company has reached an agreement in principle with an affiliate to provide an additional $3.0 million line of credit secured primarily by additional owned equipment of the Company with a carrying value of $4.1 million. The proceeds of this financing will be utilized to pay the interest due on the Company's Title XI bonds and to provide working capital. The Company expects to complete this transaction within thirty days. The Company intends to further supplement its projected cash flows by operational changes and through certain agreements with affiliates and/or non-affiliates, including the sale and/or return of excess equipment, including over the road assets. The Company has also identified additional potential sources of liquidity. The Company continues to pursue a sale/leaseback transaction of its Jacksonville office building/truck terminal. The Company anticipates minimal capital expenditures through September 30, 2002.

          Management believes that through the successful deferral of the Title XI principal payments, the completion of the borrowing from an affiliate, the completion of the sale/leaseback transaction described above and with planned operational changes, the Company will meet all of its working capital requirements, anticipated capital expenditures, debt service requirements and other obligations at least through September 30, 2002. However due to uncertainties regarding future economic conditions, increased competition, and fuel prices, and due to the fact that certain operational changes and financing transactions with affiliates and non-affiliates must occur to provide the Company the necessary liquidity, no assurances can be made regarding the eventual outcome of the Company's plans. Failure of the Company to arrange necessary liquidity could have a material adverse affect on the Company's liquidity and financial condition.

3. SEGMENTS

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended September 30, 2001 and 2000

         Total revenue for the three months ended September 30, 2001 was $20.1 million a decrease of $3.1 million or 13.4%, compared to total revenue of $23.2 million reported for the three months ended September 30, 2000. The decreased revenue was due to decreased shipping volume in all sectors and decreased yield. The Company also reported significant decreases in operating income for the three months ended September 30, 2001, resulting in a net loss of $5.6 million or $.57 per share, as compared to net loss of $210,257, or $.02 per share, for the three months ended September 30, 2000. Net loss for the three months ended September 30, 2001 included a tax benefit of $22,129 compared to a tax benefit of $230,343 during the same period in the preceding year. Net loss for the three months ended September 30, 2001 included a gain of $38,157 from the sale of excess 48' equipment compared to a gain on sale of equipment of $39,380 for the three months ended September 30, 2000.

         Operating loss for the three months ended September 30, 2001 was $4.9 million a deterioration of $5.2 million from operating income of $340,337 for the three months ended September 30, 2000. The operating loss was a result of decreased volume across all sectors, lower yields, and increased purchased transportation expense. The operating loss resulted in an operating ratio of 124.2% for the three months ended September 30, 2001 compared to the 98.5% operating ratio for the three months ended September 30, 2000.

         Total southbound Puerto Rico volume for the three months ended September 30, 2001 decreased 10.2% and total northbound volume decreased 23.0% compared to the three months ended September 30, 2000. Core southbound trailer volume decreased 4.8%, as compared to the same period last year, and all other segments showed volume decreases, with used car volume down sharply at 31.2%. Comparing total volume and total revenue by direction, Trailer Bridge's effective yield to and from Puerto Rico decreased 5.3% and increased 4.3%, respectively, compared to the three months ended September 30, 2000. The Company's Puerto Rico deployed vessel capacity utilization overall during the three months ended September 30, 2001, was 69.5% to Puerto Rico and 19.1% from Puerto Rico. These were below capacity utilization figures of 81.2% to Puerto Rico and 26.1% from Puerto Rico during the three months ended September 30, 2000, when Trailer Bridge had 8.2% less effective capacity in the Puerto Rico lane. All of these capacity utilization figures are based upon vessels deployed in service and exclude the effect of one Triplestack Box Carrier(R) that is presently laid-up. Total net expenses related to this vessel, consisting primarily of depreciation and interest, were $167,771 during the three months ended September 30, 2001.

         For the three months ended September 30, 2001, salaries wages and benefits increased $306,447 compared to the same period last year primarily as a result of higher healthcare expenses and workers' compensation cost. Rent and purchased transportation increased $287,924 compared to the same period last year primarily as a result of the additional tug charter hire and inland purchased transportation expense incurred in changing from bi-weekly to weekly service from Newark. For the three months ended September 30, 2001, fuel expense decreased $26,634 compared to the same period last year primarily as a result of decreased fuel rates. Operating and maintenance expenses increased $1.3 million primarily due to the increase in the Newark service from bi-weekly to weekly frequency, compared to the same period in the preceding year.

Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

         Total revenue for the nine months ended September 30, 2001 was $62.3 million, a decrease of $5.9 million or 8.6%, compared to total revenue of $68.2 million reported for the nine months ended September 30, 2000. The decreased revenue was due to decreased shipping volume in all sectors other than core southbound trailers and decreased yield. The Company also reported significant decreases in operating income for the nine months ended September 30, 2001, resulting in a net loss of $16.2 million or $1.65 per share, as compared to a net loss of $733,460, or $.07 per share, for the nine months ended September
30, 2000. Net loss for the nine months ended September 30, 2001 included a loss of $148,379 from the sale of excess 48' equipment compared to a gain on sale of equipment of $434,392 for the nine months ended September 30, 2000. Net loss for the nine months ended September 30, 2000 included a benefit of $127,100 from the cumulative effect of a change in accounting principle related to periodic vessel dry-docking.

            Operating loss for the nine months ended September 30, 2001 was $13.5 million compared to operating income of $740,020 for the nine months ended September 30, 2000. The results for the nine months ended September 30, 2001 are not affected by a forgiveness of charterhire due to an affiliate of $1.8 million that has been treated as a contribution of capital. Such amount has been expensed and is reflected in the income statement. The operating loss was a result of decreased volume across all sectors other than core southbound trailers, lower yields, lower tractor asset utilization, increased purchased transportation and fuel costs. During the period the Company operated one additional vessel on its Newark to San Juan service compared to the same period in the preceding year. The operating loss for the nine months ended September 30, 2001 was further impacted by the expenses related to the dry-docking of both of the ro/ro vessels operated by the Company under charter from an affiliate of $1.3 million. The Company has elected to expense the full costs of dry-dockings as they occur rather than capitalize such expenses and amortize them over the period between dry-dockings. While the Company believes that this conservative treatment is the preferred method under SEC guidelines it may not be the prevailing industry standard, used by other shipping companies, including competitors of the Company that capitalize such expenses and amortize them over the period between scheduled dry-dockings. The operating loss resulted in an operating ratio of 121.7% for the nine months ended September 30, 2001 compared to the 98.9% operating ratio for the nine months ended September 30, 2000.

         The market conditions in the trade lanes in which the Company operates that have been characterized by excess high-cost vessel capacity continued throughout the nine months ended September 30, 2001. Overall market volume reductions and the approach towards filing of and operation in bankruptcy by a large carrier in the trade further exacerbated competitive activity. On March 21, 2001, the largest participant in the Puerto Rico market, NPR/Navieras, which had a 29.0% share of market in 2000, in conjunction with its parent and affiliates filed for Chapter 11 bankruptcy protection in the Delaware Bankruptcy Court in Wilmington, Delaware. Competitive activity and excess capacity are continuing.

         Total southbound Puerto Rico volume for the nine months ended September 30, 2001 decreased 4.2% and total northbound volume decreased 19.9% compared to the nine months ended September 30, 2000. While core southbound trailer volume increased 1.8%, as compared to the same period last year, all other segments showed volume decreases, with new car volume down sharply at 22.7%. Comparing total volume and total revenue by direction, Trailer Bridge's effective yield to and from Puerto Rico decreased 5.0% and 0.5%, respectively, compared to the nine months ended September 30, 2000. The Company's Puerto Rico deployed vessel capacity utilization overall during the nine months ended September 30, 2001, was 68.5% to Puerto Rico and 20.2% from Puerto Rico. These were below capacity utilization figures of 78.7% to Puerto Rico and 27.4% from Puerto Rico during the nine months ended September 30, 2000, when Trailer Bridge had 9.5% less effective capacity in the Puerto Rico lane. All of these capacity utilization figures are based upon vessels deployed in service and exclude the effect of one Triplestack Box Carrier(R) that is presently laid-up. Total net expenses related to this vessel, consisting primarily of depreciation and interest, were $541,164 during the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had cash of $1.3 million and due to the reclassification of $16.4 million of long-term debt as current, working capital was a negative $16.1 million. During the nine months ending September 30, 2001, net cash used in operating activities totaled $8.9 million. The net cash used in operating activities includes the effect of charterhire due an affiliate that was deferred or forgiven, in the nine months ended September 30, 2001 as well as non-recurring dry-docking expenses.

         The Company did not pay its scheduled principal and interest payments totaling $1,363,370 due September 30, 2001 under either of its Title XI bond offerings. The scheduled principal payments total $548,360 and the interest through September 30, 2001 totals $815,010. The Company is currently in a grace period under the bonds and has reached an agreement in principle with the holder of the bonds and with the Maritime Administration whereby the principal payments due on September 30, 2001 and March 31, 2002 will be rescheduled for payment on September 30, 2002 and March 31, 2003, respectively. The Company expects to document this deferral and make the respective interest payments within the grace period without acceleration of the principal amount. The Company requested no deferment of the interest due on September 30, 2001 and March 31, 2002. The trustee for both of the Company's Title XI bonds has confirmed its receipt of the agreement of the obligees to the principal deferral and has indicated it will take no action to accelerate the bonds without further instruction from the respective obligees.

         The aforementioned failure to pay the scheduled principal and interest payments on the Company's Title XI obligations constitutes an event of default under the Company's credit agreement with its senior lender and as a result the senior lender has sent the Company a notice of default. While the senior lender continues to fund draws under the Company's revolving credit line and the Company is in discussions with the senior lender regarding the credit facility, no assurance can be made that the lender will continue to do so. The company depends on its secured revolving credit facility to maintain its liquidity, therefore continued access to the revolving line of credit is critical to the Company's cash flow needs and denial of access to such funds would have a material adverse effect on the Company's ability to operate and its financial condition. As of September 30, 2001 the Company had $7.0 million drawn under the credit facility against a borrowing base of $7.3 million that is secured by net receivables of $14.8 million. Additionally, a default to our senior lender would result in cross-defaults in other loan and/or lease documents that could result in acceleration of such debts or return of leased assets.

         The Company deferred charterhire it pays to an affiliate for its two ro/ro barges for the three month period ending September 30, 2001 and has received further deferral of such charterhire through at least the end of 2001.

         The Company's projected cash flows from operations will be insufficient to maintain its current level of operations through September 30, 2002. The Company has reached an agreement in principle with an affiliate to provide an additional $3.0 million line of credit secured primarily by additional owned equipment of the Company with a carrying value of $4.1 million. The proceeds of this financing will be utilized to pay the interest due on the Company's Title XI bonds and to provide working capital. The company expects to complete this transaction within thirty days. The Company intends to further supplement its projected cash flows by operational changes and through certain agreements with affiliates and/or non-affiliates, including the sale and/or return of excess equipment, including over the road assets. The Company has also identified additional potential sources of liquidity. The Company continues to pursue a sale/leaseback transaction of its Jacksonville office building/truck terminal. The Company anticipates minimal capital expenditures through September 30, 2002.

         Management believes that through the successful deferral of the Title XI principal payments, the completion of the borrowing from an affiliate, the completion of the sale/leaseback transaction described above and with planned operational changes, the Company will meet all of its working capital requirements, anticipated capital expenditures, debt service requirements and other obligations at least through September 30, 2002. However due to uncertainties regarding future economic conditions, increased competition, and fuel prices, and due to the fact that certain operational changes and financing transactions with affiliates and non-affiliates must occur to provide the Company the necessary liquidity, no assurances can be made regarding the eventual outcome of the Company's plans. Failure of the Company to arrange necessary liquidity could have a material adverse affect on the Company's liquidity and financial condition.

                                     PART II

                                OTHER INFORMATION

Item 3. Defaults upon Senior Securities. See discussion of the Company's credit agreements under Liquidity And Capital Resources in Management's Discussion and Analysis.



Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:  None

(b)     Reports on Form 8-K:  None




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            TRAILER BRIDGE, INC.


Date: November 14, 2001                     By:   /s/ John D. McCown
                                               ---------------------------------
                                                    John D. McCown
                                                    Chairman and Chief
                                                    Executive Officer



Date: November 14, 2001                     By:   /s/ Mark A. Tanner
                                               ---------------------------------
                                                    Mark A. Tanner
                                                    Vice President of
                                                    Administration and Chief
                                                    Financial Officer