Form 10-K/A
period 2000-12-31
TRAILER BRIDGE INC
filed 2001-12-17
CIK 1039184

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

                                     PART II

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


         While overall volume to and from Puerto Rico increased 13.2% in 2000, related revenue increased only $639,466 million or .8% compared to 1999, implying an overall yield reduction of 11.0%. This significant yield deterioration was the result of continuing rate pressure as the competitive conditions in the U.S. to Puerto Rico traffic lane intensified. These intense competitive conditions are the result of excess vessel capacity serving the trade. The over capacity in the trade has been exacerbated by a 4.0% contraction in volume in the overall market during 2000. Vessel capacity deployed on the core continental U.S. to Puerto Rico traffic lane increased 20.9% during 2000 compared to 1999. Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 78.9% during 2000, compared to 83.3% during 1999.


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


          Operating expenses for 2000 increased $7.4 million or 8.3% from $88.7 million in 1999 to $96.0 million. This increase was due to an increase in expenses associated with an overall 13.2% increase in Puerto Rico volume, including the expansion of the Company's northeast service. The increase in overall volume leads to additional variable costs associated with handling such volume. The expansion of the Company's northeast service required the use of an additional tug/barge unit with a concomitant increase in fuel and operating and maintenance expenses. The combination of additional volume and an additional tug/barge unit in operation resulted in a $4.3 million increase in operating and maintenance expenses and a $4.5 million increase in fuel expense, partially offset by a $2.9 million increase in fuel surcharges included in revenue, and a $2.4 million reduction in other operating expenses. All operating expenses were affected by the increase in volume and the addition of an additional tug/barge unit in service to expand the Company's northeast service. As a result, the Company's operating ratio increased to 104.8% during 2000 from 100.1% during 1999.


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


         To provide the Company with additional liquidity, during 2000, the Company sold an affiliate a piece of land for $750,000. A gain of $336,818 was recognized on this transaction.

         During the year ended December 31, 2000, the Company changed its method of accounting for periodic vessel dry-docking. Prior to the change, the Company accrued estimates of future vessel dry-docking costs. The Company now will expense these costs as incurred. This change resulted in a gain of $127,100, net of income taxes of $77,900 for the year ended December 31, 2000. In future periods the Company will expense the full cost of vessel dry-docking costs in the period incurred. The Company expects to have such expensed dry-docking costs for two vessels in the first half of 2001.


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


         At the beginning of the fourth quarter of 2000 a fourth Triplestack Box Carrier was utilized to provide weekly service between Newark, New Jersey and San Juan, Puerto Rico. The addition of a tug/barge unit significantly increased the Company's operating expenses, including fuel during the fourth quarter, while the expected seasonal increase in volume did not materialize due to a general downturn in shipments to Puerto Rico resulting in an estimated loss on the northeast service of $1.6 million in the fourth quarter. Similarly, the seasonal increase in volume in the Company's core market between Jacksonville, Florida and San Juan did not materialize resulting in decreased vessel utilization. During the fourth quarter of 2000 the Company operated a regional driver program whereby tractor units were dedicated to geographic areas. This program negatively affected the Company's inland trucking costs and resulted in a significant increase in the percentage of empty miles logged by the Company's trucks. This regional driver program has been discontinued. Additionally, the Company took a 100% valuation allowance for its deferred tax asset totaling $5.9 million.



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

________________________
(1)      See Note 14 to the Financial Statements.


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


         The Company entered into an interest rate contract to manage its exposure to changes in interest rates and to convert one of its variable rate financings to fixed rate in order to hedge against possible increases in interest rates. The contract has no carrying value with gains and losses recognized as a component of interest expense.

The contract/notional amount and estimated fair value of the Company's off-balance-sheet financial instrument are as follows:

                                                        2000                                1999
                                        ----------------------------------  ------------------------------------
                                        Contact/Notional        Fair        Contact/Notional          Fair
                                             Amount            Value             Amount              Value
                                        -----------------  ---------------  ------------------   ---------------

Interest rate swap agreement               $ 980,000          $ (5,127)        $ 1,148,000          $ 26,737


         This contract expires in October 2006.

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


Expected Fiscal Year of Maturity at December 31, 2000
(Dollars in thousands)

                              2001        2002       2003       2004       2005       Thereafter
                         ---------------------------------------------------------------------------


Fixed Rate                 $   1,723      1,097      1,097       1,097     1,097      $   18,993

Average Interest Rate           8.0%       6.8%       6.8%        6.8%      6.8%            6.8%


Variable Rate              $   1,454      1,882      1,882      12,715       168      $      140

Average Interest Rate           9.1%       9.1%       9.1%        9.3%      8.0%            8.0%


Expected Fiscal year of Maturity at December 31, 1999
(Dollars in thousands)

                              2000        2001       2002       2003       2004       Thereafter
                         ---------------------------------------------------------------------------


Fixed Rate                 $   4,458      2,390      1,097       1,097     1,097      $   20,090

Average Interest Rate           8.5%       8.4%       6.8%        6.8%      6.8%            6.8%


Variable Rate              $   2,112     13,774        168         168       168      $      308

Average Interest Rate           9.5%       9.5%       8.0%        8.0%      8.0%            8.0%

                                     PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

         (a)      Documents Filed as Part of this Report

         3.      Exhibits.


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS
-------                       -----------------------

*3.1              --          Form of Amended and Restated Certificate of
                              Incorporation of the Registrant

*3.2              --          Form of Amended and Restated Bylaws of the
                              Registrant

*4.               --          See Exhibits 3A and 3B for provisions of the
                              Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

#*10.1            --          Form of Indemnification Agreement with Directors
                              and Executive Officers

*10.2             --          Bareboat Charter Party dated February 1992

*10.2.1           --          Amendment to Bareboat Charter Party dated December
                              31, 1994

*10.2.2           --          Second Amendment to Bareboat Charter Party dated
                              October 1995

*10.2.3           --          Third Amendment to Bareboat Charter Party dated
                              March 1, 1997

*10.2.4           --          Form of Fourth Amendment to Bareboat Charter Party

**10.2.5          --          Fourth Amendment to Bareboat Charter Party dated
                              June 30, 1997

*10.3             --          Promissory Note dated January 1, 1997 payable to
                              Kadampanattu Corp. in the principal amount of
                              $4,569,131

*10.4             --          Construction and Term Loan Agreement dated as of
                              October 13, 1995 between the Registrant,
                              Kadampanattu Corp. and The First National Bank of
                              Boston, as Agent

*10.4.1           --          First Amendment to Construction and Term Loan
                              Agreement dated as of May 9, 1996

*10.4.2           --          Second Amendment to Construction and Term Loan
                              Agreement dated as of July 10, 1996

*10.4.3           --          Third Amendment to Construction and Term Loan
                              Agreement and Consent and Limited Waiver dated as of January 1, 1997

*10.5             --          Chattel Mortgage Line of Credit Agreement dated as
                              of February 28, 1997

*10.6             --          Vessel Construction Contract dated as of December
                              30, 1996 between Coastal Ship, Inc. and Halter
                              Marine, Inc.

*10.6.1           --          Assignment of Vessel Construction Contract dated
                              March 24, 1997 between Coastal Ship, Inc. and the
                              Registrant

*10.6.2           --          Amendment No. 1 to Vessel Construction Contract
                              dated as of April 1997

*10.7             --          Real Estate Promissory Note dated April 18, 1996
                              between the Registrant and First Union National
                              Bank of Florida

*10.8             --          Commitment to Guarantee Obligations

*10.8.1           --          Trust Indenture

*10.8.2           --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $10,515,000

*10.8.3           --          Title XI Reserve Fund and Financial Agreement

****10.8.4        --          Commitment to Guarantee Obligations

****10.8.5        --          Trust Indenture

****10.8.6        --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $16,918,000

****10.8.7        --          Title XI Reserve Fund and Financial Agreement

*10.9             --          Agreement and Lease dated as of August 1, 1991
                              between the Registrant and the Jacksonville Port
                              Authority

*10.9.1           --          Amendment #5 to Exhibit B, Schedule of Fees and
                              Charges

#*10.11          --          Incentive Stock Plan

#*10.11.1         --          Form of Stock Option Award Agreement

#^10.11.2         --          Amendment No. 1 to Trailer Bridge, Inc. Stock
                              Incentive Plan

#^10.11.3         --          Trailer Bridge, Inc. Non-Employee Director Stock
                              Incentive Plan

#^10.11.4         --          Form of Non-Employee Director Stock Option Award
                              Agreement

***10.12          --          Trailer Bridge, Inc. Employee Stock Purchase Plan

****10.13         --          Revolving Credit and Term Loan Agreement dated as
                              of August 28, 1998 among Trailer Bridge, Inc.,
                              BankBoston, N.A. and BankBoston, N.A. as agent

*****10.13.1      --          First Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 30, 2000

*****10.13.2      --          Second Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 29, 2000

*****10.14        --          Agreement with Kadampanattu Corp. re ramp expenses

^10.15            --          Loan and Security Agreement dated as of December
                              27, 2000 Between General Electric Capital
                              Corporation as Lender and Trailer Bridge, Inc. as
                              Borrower


^^ 18             --          Letter re Change in Accounting principles


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


^ Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 2000.

^ ^      Filed herewith


#        Management contract or compensatory plan or arrangement.

         (b)     Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this 14th day of December 2001.


                                       TRAILER BRIDGE, INC.


                                       By:  /s/ John D. McCown
                                          --------------------------------------
                                           John D. McCown
                                           Chairman of the Board and
                                           Chief Executive Officer

                                  EXHIBIT INDEX

                   (Exhibits being filed with this Form 10-K)


*3.1              --          Form of Amended and Restated Certificate of
                              Incorporation of the Registrant

*3.2              --          Form of Amended and Restated Bylaws of the
                              Registrant

*4.               --          See Exhibits 3A and 3B for provisions of the
                              Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

#*10.1            --          Form of Indemnification Agreement with Directors
                              and Executive Officers

*10.2             --          Bareboat Charter Party dated February 1992

*10.2.1           --          Amendment to Bareboat Charter Party dated December
                              31, 1994

*10.2.2           --          Second Amendment to Bareboat Charter Party dated
                              October 1995

*10.2.3           --          Third Amendment to Bareboat Charter Party dated
                              March 1, 1997

*10.2.4           --          Form of Fourth Amendment to Bareboat Charter Party

**10.2.5          --          Fourth Amendment to Bareboat Charter Party dated
                              June 30, 1997

*10.3             --          Promissory Note dated January 1, 1997 payable to
                              Kadampanattu Corp. in the principal amount of
                              $4,569,131

*10.4             --          Construction and Term Loan Agreement dated as of
                              October 13, 1995 between the Registrant,
                              Kadampanattu Corp. and The First National Bank of
                              Boston, as Agent

*10.4.1           --          First Amendment to Construction and Term Loan
                              Agreement dated as of May 9, 1996

*10.4.2           --          Second Amendment to Construction and Term Loan
                              Agreement dated as of July 10, 1996

*10.4.3           --          Third Amendment to Construction and Term Loan
                              Agreement and Consent and Limited Waiver dated as of January 1, 1997

*10.5             --          Chattel Mortgage Line of Credit Agreement dated as
                              of February 28, 1997

*10.6             --          Vessel Construction Contract dated as of December
                              30, 1996 between Coastal Ship, Inc. and Halter
                              Marine, Inc.

*10.6.1           --          Assignment of Vessel Construction Contract dated
                              March 24, 1997 between Coastal Ship, Inc. and the
                              Registrant

*10.6.2           --          Amendment No. 1 to Vessel Construction Contract
                              dated as of April 1997

*10.7             --          Real Estate Promissory Note dated April 18, 1996
                              between the Registrant and First Union National
                              Bank of Florida

*10.8             --          Commitment to Guarantee Obligations

*10.8.1           --          Trust Indenture

*10.8.2           --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $10,515,000

*10.8.3           --          Title XI Reserve Fund and Financial Agreement

****10.8.4        --          Commitment to Guarantee Obligations

****10.8.5        --          Trust Indenture

****10.8.6        --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $16,918,000

****10.8.7        --          Title XI Reserve Fund and Financial Agreement

*10.9             --          Agreement and Lease dated as of August 1, 1991
                              between the Registrant and the Jacksonville Port
                              Authority

*10.9.1           --          Amendment #5 to Exhibit B, Schedule of Fees and
                              Charges

#*10.11           --          Incentive Stock Plan

#*10.11.1         --          Form of Stock Option Award Agreement

#^10.11.2         --          Amendment No. 1 to Trailer Bridge, Inc. Stock
                              Incentive Plan

#^10.11.3         --          Trailer Bridge, Inc. Non-Employee Director Stock
                              Incentive Plan

#^10.11.4         --          Form of Non- Employee Director Stock Option Award
                              Agreement

***10.12          --          Trailer Bridge, Inc. Employee Stock Purchase Plan

****10.13         --          Revolving Credit and Term Loan Agreement dated as
                              of August 28, 1998 among Trailer Bridge, Inc.,
                              BankBoston, N.A. and BankBoston, N.A. as agent

*****10.13.1      --          First Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 30, 2000

*****10.13.2      --          Second Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 29, 2000

*****10.14        --          Agreement with Kadampanattu Corp. re ramp expenses

^10.15            --          Loan and Security Agreement dated as of December
                              27, 2000 Between General Electric Capital
                              Corporation as Lender and Trailer Bridge, Inc. as
                              Borrower


^^ 18             --          Letter re Change in Accounting principles


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


^ Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 2000.

^ ^      Filed herewith


#        Management contract or compensatory plan or arrangement.