Form 10-K
period 2001-12-31
TRAILER BRIDGE INC
filed 2002-04-01
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
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

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of March 28, 2002 was $3,795,400 (based upon $1.35 per share being the average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of March 28, 2002, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2002 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

                                     PART I

         Item 1. Business

         BUSINESS OVERVIEW

         Trailer Bridge, headquartered in Jacksonville, Florida, is an integrated trucking and marine freight carrier that provides truckload freight transportation primarily between the continental U.S. and Puerto Rico. Founded in 1991 as a Delaware corporation by transportation pioneer Malcom P. McLean, the Company combines an efficient and dedicated motor carrier with a low cost barge and tug marine transportation system. Mr. McLean died in May 2001. Trailer Bridge was the first company serving markets governed by the Jones Act to exclusively operate marine vessels fully configured to carry 48' and 53' long, 102" wide, "high-cube" equipment. This configuration enables the Company to achieve equipment utilization rates and other operating efficiencies not readily available to traditional ocean carriers that primarily use smaller capacity equipment, such as 40' containers.

         Trailer Bridge's differentiated service quickly gained the acceptance of U.S. to Puerto Rico shippers, leading to rapid growth and high equipment utilization. In 1993, the Company's first full year of operation, Trailer Bridge achieved a 93% outbound (continental U.S. to Puerto Rico) vessel utilization rate and captured 5% of the continental U.S. to Puerto Rico marine freight market. In response to the rapid market share gains experienced by Trailer Bridge, in 1996 the Company increased its vessel capacity by 56% by inserting midsections ("mid-bodies") into its two existing barges, increasing the capacity of each barge to 405 53' equivalent truckload units.

         Trailer Bridge increased its vessel capacity again in 1998 and 1999 when it took delivery of five 408' long container carrying barges designed specifically for the Company's integrated truckload marine transportation system and bearing the Company's Triplestack Box Carrier(R) trade name. The Triplestack Box Carriers are versatile, low-draft vessels that have a capacity of 265 53' containers, stacked three-high on a single deck. During the fourth quarter of 2000 and throughout 2001, the Company provided a weekly sailing directly between Newark, New Jersey and San Juan, Puerto Rico. This service was discontinued in December 2001. The Company currently utilizes two mid-bodied roll-on roll-off vessels and two Triplestack Box Carriers to provide twice weekly sailings directly between Jacksonville, Florida and San Juan, Puerto Rico. Three Triplestack Box Carriers are currently laid up and available for short or long term charter. During 2001 one Triplestack Box Carrier was chartered for a portion of the year under short-term charters.

         OPERATIONS

         At December 31, 2001, Trailer Bridge operated a fleet of 138 tractors, 852 high-cube trailers, 2,798 53' high cube containers and 2,028 53' chassis that transport truckload freight between the Company's Jacksonville port facility and inland points in the U.S. During the fourth quarter 2001 and the first quarter 2002 the Company either through sale or termination of lease agreements, reduced the equipment it operates. In the fourth quarter of 2001 and the first quarter of 2002 the Company sold 20 tractors and off hired 475 high-cube 48' trailers. The Company also provides full truckload service between interior points within the continental U.S., primarily to increase equipment utilization, minimize empty miles and maximize revenue while repositioning equipment to carry Puerto Rico bound freight.

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

         At December 31, 2001, Trailer Bridge operated two 736' triple-deck, roll-on/roll-off (ro/ro) ocean-going barges and two 408' Triplestack Box Carriers. Loading of the ro/ro barges is performed with small maneuverable yard tractors operated by stevedores hired by an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each Triplestack Box Carrier is towed at approximately 9 knots by one 4,000 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of two unaffiliated tug owners. Compared to a self-propelled vessel, a towed barge has reduced Coast Guard manning requirements and higher fuel efficiency. Similarly, the large number of U.S. tugs available for charter provides the Company with a reliable source for towing services.

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

         The Company believes that price is the primary determinant in the freight lanes in which it is involved. Nonetheless, the Company also believes that it provides enhanced service that results from its single company control of the entire freight movement over land and water. This service frees the customer from the operational complexities of coordinating the interface between over-the-road and marine service. The Company's customer service philosophy has generated increased demand from existing customers and has led to ongoing relationships with customers such as DaimlerChrysler, General Motors, K Mart, WalMart, Hanes/Sara Lee, JC Penney, Home Depot, Georgia Pacific, General Electric, Procter & Gamble, Whirlpool, SC Johnson, Walgreen's and Toys `R' Us.

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

         The continental United States/Puerto Rico trade lane in which the Company operates is imbalanced with approximately 80% of the freight moving southbound. The Company's core business is southbound trailers but it also moves new automobiles, used automobiles, non-containerized, or freight not in trailers ("NITs") and freight moving in shipper owned or leased equipment ("SOLs").

         VESSELS

         At December 31, 2001, the Company operated two 736' by 104' triple-deck roll-on/roll-off barges. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville and San Juan that have been built specifically for the Company. Four lanes on each vessel have been converted to carry new and used automobiles on car decks that allow up to 11 cars to fit in the space previously used for one 53' unit. The trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the trailers into position on the vessel. These vessels are chartered from an affiliate, Kadampanattu Corp. under long-term leases until at least 2010.

         At December 31, 2001, the Company operated two Triplestack Box Carriers that are single deck barges designed to carry 53' containers. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan. Wheeled vehicles, known as reach-stackers, carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks. The Company has filed for patent protection for its unique system consisting of the vessels and their related loading and unloading method.

         During the fourth quarter of 2000 and throughout 2001, the Company utilized two Triplestack Box Carriers in a service between Newark, New Jersey and San Juan, Puerto Rico (The "Northeast Service"). That service was discontinued in December 2001. Currently, three of the Triplestack Box Carriers are not in service and available for charter.


                    VESSELS OWNED OR OPERATED BY THE COMPANY

VESSEL NAME               OWNED/CHARTERED   TYPE          CAPACITY          SERVICE
-----------               ---------------   ----          --------          -------
SAN JUAN JAX BRIDGE        Chartered1       Ro/Ro       405 53' units    Jax/San Juan
JAX SAN JUAN BRIDGE        Chartered1       Ro/Ro       405 53' units    Jax/San Juan
ATLANTA BRIDGE             Owned2           TBC         265 53' units    Jax/San Juan
CHARLOTTE BRIDGE           Owned2           TBC         265 53' units    Jax/San Juan
MEMPHIS BRIDGE             Owned2 3         TBC         265 53' units    Laid up
CHICAGO BRIDGE             Owned2 3         TBC         265 53' units    Laid up
BROOKLYN BRIDGE            Owned2 3         TBC         265 53'  units   Laid up

1 Chartered until 2010 with Company options until 2018. 736' x 104' tripledeck roll on/roll off barge.
2  Built by the Company between 1998 and 2000. 400' x 100' single deck barge.
3  Available for charter.


         RAMP STRUCTURES

         The loading and unloading of the Company's two 736' by 104' triple-deck roll-on/roll-off barges is accomplished through the use of separate ramp structures. The Company has the exclusive right to use a floating ramp structure in San Juan under the charter agreement, with its affiliate Kadampanattu Corp., for the two 736' by 104' triple-deck roll-on/roll-off barges. In Jacksonville, the Company has the preferential right to use a land-base ramp structure built and owned by the Jacksonville Port Authority.


         REVENUE EQUIPMENT

         At December 31, 2001, the Company had 138 line haul tractors and 5 day cabs. The line haul power units are conventional tractors. The day cabs are used for local delivery work in Jacksonville.

         The Company has designed and built units to transport automobiles on its vessels. These units, designated by the Company as Vehicle Transport Modules(R), or VTM's(TM), can hold up to three vehicles and provide an efficient unit for loading and unloading. The Company built 303 of these units and has applied for patent protection on the design of the units.

         At December 31, 2001, the Company operated dry van trailers, 615 of which were 48' x 102" models and 237 of which were 53' x 102" models. At December 31, 2001, the Company operated 2,798 53' containers and 2,028 chassis. At December 31, 2001, the Company operated 303 Vehicle Transport Modules. During the fourth quarter of 2001 and the first quarter of 2002, the Company has sold 20 line haul tractors and off-hired 475 trailers.

         The Company performs preventative maintenance on equipment at its Jacksonville operations center, with major maintenance and repairs handled by outside contractors. The Company had $1.2 million in capital expenditures in 2001 primarily involving the purchase of previously leased container equipment in early 2001 and the purchase of trailers at the termination of long-term leases.

         DRIVER RECRUITING AND RETENTION

         The Company offers competitive compensation and full health care benefits differentiating it from many truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, awarding supporting line-haul operations positions, while providing more predictable home time for its drivers. The Company believes its driver turnover of 38% in 2001 is well below that typically reported by other truckload carriers despite an industry-wide driver shortage and vigorous competition for drivers.

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

         In 2001 due to the increased cost of fuel, the Company instituted fuel surcharges to its customers, pursuant to its tariff. The fuel surcharges for domestic truck movements are charged on a per mile basis and are triggered through the Company's tariff at predetermined levels based upon the price of fuel. At December 31, 2001 the price of fuel was below the triggering price and therefore there was no fuel surcharge for domestic truck movements. The fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis. The fuel surcharges are still in effect for Puerto Rico moves and have substantially offset the increases in fuel prices. Neither fuel surcharge is distinguished from freight revenues and both are reported in the Company's revenues. This has the effect of increasing revenue rather than offsetting fuel expense.

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

         COMPETITION

         The Company currently competes with four carriers for freight moving between the U.S. and Puerto Rico where its market share during 2001 was approximately 13%. The current operators in the Puerto Rico trade are Navieras de Puerto Rico ("NPR"), CSX Lines, Inc., Crowley Liner Services, Trailer Bridge and Sea Star Line. Based on available industry data for 2001, NPR has approximately 27% of the market and operates three container vessels configured to carry primarily 40' marine containers. CSX Lines, Inc., a subsidiary of CSX Corporation, has approximately 22% of the market and operates four container vessels that also carry mainly 40' containers. Crowley Liner Services, a subsidiary of privately held Crowley Maritime Corporation, has approximately 27% of the market and operates roll-on/roll-off barges in various services between the U.S. and Puerto Rico. Sea Star Line, owned primarily by Matson Navigation Company, Inc. and Saltchuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc. has approximately 11% of the market with two combination ro/ro container vessels. NPR filed for Chapter 11 bankruptcy protection on March 21, 2001 but has continued to operate its scheduled services to Puerto

Rico. A reduction in capacity either by NPR or other competitors of the Company would likely have a beneficial effect on the Company.

         The competition in the trade lane served by the Company during 2001 was continuous and severe, characterized by depressed freight rates and significant over capacity. The contraction in freight rates was exacerbated by the operation of NPR under bankruptcy protection. The depressed freight rates and over capacity in the Northeast to Puerto Rico trade lane during 2001 prompted the Company to discontinue service on that trade lane in December 2001.

         Puerto Rico shippers select carriers based primarily upon price. To a lesser extent, criteria such as frequency, transit time, consistency, billing accuracy and claims experience are considered. The Company faces vigorous price competition from competitors in the Puerto Rico market, two of which are part of larger transportation organizations that possess greater financial resources than the Company. While the Company believes it is one of the lower cost per unit operators in the Puerto Rico traffic lane, it does not always offer the lowest effective price as certain operators at times engage in a practice of freight rate discounting.

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the market. The Company's non-Puerto Rico domestic truckload operations, which are used primarily to balance its core Puerto Rico service, compete with a number of trucking companies as well as private truck fleets used by shippers to transport their own products. Truckload carriers compete primarily on the basis of price. The Company's truck freight service also competes to a limited extent with rail and rail-truck intermodal service, but the Company attempts to limit this competition by seeking more time and service-sensitive freight. There are other trucking companies, including diversified carriers with larger fleets and substantially greater financial resources than the Company.

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

         EMPLOYEES

         At December 31, 2001, Trailer Bridge had 273 employees, 127 of which were truck drivers. In January 2002, the Company implemented a reduction in workforce that reduced the number of employees to 251, consisting of 128 truck drivers and 123 executive and administrative personnel.


         Item 2. Properties

         Trailer Bridge is headquartered in Jacksonville, Florida, where it owns a 16,000 square foot office building adjacent to its truck operations center. This facility allows 75 Jacksonville personnel to be centralized in one location. The office building has also been designed so that additions can be constructed to serve the Company's future needs. The truck operations center property consists of 17.8 acres near Interstate 95, approximately 2 miles from the Company's marine terminal on Blount Island. In addition to the office building, the property includes an 11,400 square foot tractor maintenance shop where oil changes and light preventative maintenance are performed, a trailer washing facility, drivers' lounge and parking space for tractors and trailers. In 2000, the Company sold a contiguous parcel of undeveloped property consisting of approximately 9.2 acres to Kadampanattu Corp. an affiliate of the Company.

         The Company maintains small sales office facilities in North Carolina, Illinois, Ohio and New Jersey that are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where 13 Puerto Rico administrative and sales personnel are based.

         PORT FACILITIES

         The Company utilizes port facilities in Jacksonville and San Juan where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck. Trailer Bridge's terminal in Jacksonville is located on Blount Island and consists of a berthing area and approximately 25 acres leased from the Jacksonville Port Authority. The lease, which expires in 2013, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. Included in the lease is a $3.6 million triple deck loading ramp funded by the Jacksonville Port Authority that the Company uses to load and unload its triple-deck roll-on/roll-off barges. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume with a minimum guarantee of approximately $1.6 million per year. The Company's financial performance has resulted in violation of the terms of the lease with the Jacksonville Port Authority and the Company is currently renegotiating this lease. The Company expects to retain the preferential berthing right and exclusive use of the land area under such renegotiated lease. The Company's marine terminal in San Juan consists of two berthing areas and 39 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo-handling services. This agreement, which expires in 2006, calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. The Company terminated its marine operations in Newark, New Jersey in December 2001. The Company believes its present port facilities are sufficient for its current operations.


         Item 3. Legal Proceedings

         The Company commenced an action against one of its competitors at the Surface Transportation Board ("STB") in July 1999. The complaint alleges that Sea Star Line, LLC, a competitor of the Company in the Puerto Rico trade, is being operated in a manner constituting an unfair practice under the ICC Termination Act, 49 U.S.C. Section 14701. The Company reached a settlement in the company's favor this matter in March 2002 and will be dismissing the case.

         The Company commenced a joint action at the Federal Maritime Commission ("FMC") against the Puerto Rico Ports Authority ("PRPA") with Crowley Liner Services, a competitor in the Puerto Rico trade, in January 2000. The complaint alleged that the PRPA is improperly charging the Company dockage and wharfage charges based upon a new tonnage measurement that effectively triples the Company's tonnage from historical amounts. The parties to this proceeding have reached a settlement agreement that will be presented to the FMC for approval. The settlement agreement provides that the PRPA will not seek to charge the Company dockage and wharfage charges based upon a new tonnage measurement but instead will use the previous measurement plus twenty percent. The Company believes this is in conformance with amount paid by its competitors for similar services.

         The Municipality of Guaynabo, Puerto Rico has obtained a judgment against the Company for a tax deficiency for $280,000. The Company believes that this amount is incorrect in a number of respects, including claims for certain years that have been extinguished by the statute of limitations. Applicable case law has found that the tax in question is violative of the Constitution of the United States since it does not provide a mechanism for apportioning the tax among different jurisdictions. The Company has appealed this decision. The Company has expensed the amount of the judgment and posted a bond for the full amount of the deficiency.

         The Company has joined as a plaintiff in a lawsuit brought by other tenants against the Jacksonville Port Authority seeking declaratory relief from ad valorem taxes that Duval County, Florida seeks to assess against the Jacksonville Port Authority which in turn seeks to collect from the Company as one of its tenants. The plaintiffs in the action, including the Company contend that the Jacksonville Port Authority is immune from the imposition of such taxes because the Jacksonville Port Authority is in the nature of an agency of a county and therefore immune from taxation under the Florida State Constitution. The Jacksonville Port Authority has filed a counterclaim against the Plaintiffs, including the Company, for breach of contract for failing to pay such tax pursuant to leases with the Jacksonville Port Authority. The amount in controversy totals $68,000 for the years 1998, 1999 and 2000, $35,000 was expensed and paid in 2001 and the balance of $33,000 was accrued as Taxes and License expense. For the year 2001 the Company accrued $35,000 as Taxes and License expense. The Company intends to fully accrue for ad valorem and sales taxes during the pendency of this action.

         The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims related to personnel matters or for personal injury and property damage incurred in the transportation of freight. The Company presently is a party to litigation arising from former employees, vehicle accidents or cargo damage, and management is not aware of any claims or threatened claims that reasonably would be expected to exceed insurance limits or have a material adverse effect upon the Company's operations or financial position.


         Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

                                     PART II

         Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market on July 29, 1997 under the symbol: TRBR.

         The following table represents the high and low sales price for the past two years.

                2000                    High                 Low
                ----                    ----                 ---
           First Quarter                1.81                 1.03
           Second Quarter               3.87                  .68
           Third Quarter                3.50                 1.43
           Fourth Quarter               2.50                 1.12

               2001                     High                 Low
               ----                     ----                 ---
           First Quarter                2.97                 1.31
           Second Quarter               2.69                 1.44
           Third Quarter                2.20                 1.51
           Fourth Quarter               1.85                 1.20

         The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Certain of the Company's loan documents prevent the payment of cash dividends under certain circumstances.

         As of March 28, 2002 there were 50 stockholders of record in addition to approximately 1,100 stockholders whose shares were held in nominee name. See RISKS RELATED TO TRAILER BRIDGE, INC. - NASDAQ LISTING REQUIREMENTS below.


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

                                                      1997           1998           1999         2000         2001
                                                      ----           ----           ----         ----         ----
                                                               (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
   Operating revenues....................          $  66,389      $  77,241       $ 88,552      $ 91,706    $ 81,568
   Operating loss........................             (1,816)        (3,046)          (120)       (4,392)    (26,082)
   Net loss (pro forma for
     1997) (1)...........................             (2,416)        (2,516)        (2,136)      (10,342)    (29,420)
   Net loss (pro forma for
    1997) per common share...............               (.30)          (.26)          (.22)        (1.06)      (3.01)
BALANCE SHEET DATA:
   Working capital (deficit).............             13,980          3,963            613         3,159     (21,373)
   Total assets..........................             76,894         89,229         88,063        82,640      67,724
   Long-term debt, capitalized leases
     and due to affiliate(2).............             37,335         44,056         47,101        52,473      61,153
Stockholders' equity (deficit)...........             33,860         31,344         29,208        18,866      (8,745)

______________
(1) Until the Company's initial public offering the Company operated as an S Corporation under the Internal Revenue Code and the laws of the states that recognize S Corporation status. As a result, the Company's taxable earnings were taxed directly to the Company's then-existing stockholders. Pro forma net income assumes that the Company was subject to federal and state income taxes and was taxed as a C Corporation at the effective tax rates that would have applied for all periods. See Notes to the Financial Statements. Effective July 29, 1997, the Company became subject to federal and state income taxes.

(2)      Includes current maturities.


         Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         RESULTS OF OPERATIONS

         Year ended December 31, 2001 Compared to Year ended December 31, 2000

         Operating revenues decreased $10.1 million, or 11.1%, to $81.6 million during 2001 from $91.7 million during 2000. This decrease was due to a $10.3 million or 12.2% decrease in total Puerto Rico revenue to $73.9 million due to decreased volume and rate deterioration in the Puerto Rico market and a decrease of $224,327 in non-Puerto Rico domestic revenue, partially offset by an increase in fuel surcharges and other revenue of $199,412. Core trailer volume to Puerto Rico decreased 1.4% in 2001 compared to 2000, and total car and other volume decreased 22.7% compared to 2000. As a result, core trailer revenue to Puerto Rico decreased 5.6% and car and other revenue decreased 26.6% compared to 2000. Revenue from shipper owned or leased equipment moving to Puerto Rico decreased 37.0% from 2000. Revenue from northbound shipments from Puerto Rico decreased 7.0% from 2000. The overall market to Puerto Rico, particularly with regard to the movement of used automobiles, not in trailers and shipper owned or leased movements, was characterized by overcapacity and intense rate competition. The Company's fuel surcharge of $3.4 million is included in the Company revenues for 2001 and increased from $2.9 million included in revenue in 2000.

         The Company's overall volume to and from Puerto Rico decreased 10.1% in 2001, while related revenue decreased $9.3 million or 9.4% compared to 2000 implying, an overall yield reduction of 2.3%. Vessel capacity deployed on the core continental U.S. to Puerto Rico traffic lane increased 8.1% during 2001 compared to 2000, due to the upgrade to weekly service from Newark, New Jersey from the bi-weekly service offered in 2000. Effective in the end of the fourth quarter of 2001 the Company discontinued this service. See further discussion below. Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 67.9% during 2001, compared to 78.9% during 2000.

         The market to and from Puerto Rico in 2001 was again characterized by increasing competitive activity throughout the year. The excess vessel capacity in the market was exacerbated by market volume reductions that resulted in overall market volume of trailers and containers declining 1.4% in 2001 with the largest decline in the northbound segment. The Company decreased its overall market share of freight moving in trailers or containers in both directions to 13.3% in 2001 from 13.6% in 2000, with all of that decrease coming from reduced share of market in the northbound segment. For 2001, the Company's market share was 13.1% southbound and 14.1% northbound compared to 13.1% southbound and 15.3% northbound in 2000. All of these market share figures are based on freight moving in trailers and containers and exclude cars and other wheeled vehicles moving southbound where the Company has a market share generally above 30%. The highly competitive market conditions resulted in a 2.3% reduction in yield. On March 21, 2001, the largest participant in the Puerto Rico market, NPR/Navieras, which had a 29.4% market share in 2000, in conjunction with its parent and affiliates, filed for Chapter 11 bankruptcy protection in the Delaware Bankruptcy Court in Wilmington, Delaware. Despite the bankruptcy filing NPR/Navieras continued to operate its regular service through-out 2001 placing additional downward pressure on rates. Through March 31, 2002, NPR/Navieras continues to operate its regular service.

         At the end of the fourth quarter of 2001 the company discontinued its weekly Northeast service between Newark, New Jersey and San Juan, Puerto Rico and implemented other operational changes to improve its performance. These changes primarily relate to concentrating the Company's mainland vessel operations in Jacksonville and discontinuing direct vessel service from the Northeast (Newark, NJ). Certain key customers that utilized the Northeast sailing have transitioned cargo previously handled from the Northeast to the Company's Jacksonville service. The direct Northeast sailing represented approximately 28% of the Company's total vessel capacity, but was significantly less in terms of actual volume and revenue. Of the three weekly sailings to Puerto Rico operated by the Company during the first nine months of 2001, the Northeast segment was the most under-utilized with southbound and northbound capacity utilization of 51% and 8%, respectively, compared to 75% and 24%, respectively, for the Company's Jacksonville sailings.

         Operating expenses increased $11.6 million, or 12.0% from $96.0 million in 2000 to $107.6 million for 2001. This increase was due to an increase in salary, wages and benefits of $967,021 due to increases in healthcare expense and workers compensation insurance; an increase in purchased transportation of $518,962 primarily due to increased tug charter hire expense related to the additional tug required for the weekly Newark service; an increase in operation and maintenance of $3.2 million primarily due to the dry docking expense associated with the two roll-on roll-off barges. The Company elected to fully expense the cost of the dry-dockings in the first and second quarter of 2001 totaling $1.3 million rather than capitalize such expenses and amortize them over the period between dry-dockings. While the Company believes that this conservative treatment is the preferred method under SEC guidelines, it may not be the prevailing industry standard used by other shipping companies, including competitors of the Company. Operation and maintenance expense was also affected by increased maintenance expense on Company owned trucks, partially offset by less stevedoring expense due to lower volumes.

         Operating expenses were further affected by asset impairments consisting of $3.0 million in vessel related charges; write down of $721,181 goodwill of and $99,240 of revenue equipment charges. Operating expenses were also impacted by restructuring charges for the Northeast Service shutdown of $1.1 million, an increase in taxes and licenses of $625,175 due to increased intangible tax on equipment and an accrual for the settlement of a sales tax dispute in Puerto Rico; an increase in insurance and claims of $277,059 primarily due to increased premiums for Hull and Machinery and Personal Injury insurance; an increase in other operating expenses of $1.4 million primarily the result of an increase of $2.9 million in bad debt expense; partially offset by a decrease of $419,309 in fuel expense due to reduced fuel prices. As a result, the Company's operating ratio increased to 132.0% during 2001 from 104.8% during 2000.

          Interest expense (net) decreased to $3.2 million in 2001 from $3.4 million in 2000 primarily due to lower interest rates on the Company's floating rate indebtedness.

          As a result of the factors described above the Company reported a net loss of $29.4 million for 2001 compared to net loss of $10.3 million in 2000.

          Known Trends During First Quarter of 2002.

          As previously discussed, during the fourth quarter of 2001 the Company discontinued its Northeast service. Additionally, the Company has off-hired or sold excess tractor and trailer equipment and reduced headcount. The Company now focuses all of its vessel capacity over Jacksonville, Florida, which has significantly reduced its operating expenses. Preliminary monthly operating results for 2002 indicate both increased volume and revenue compared to Company expectations. In addition, those preliminary results indicate a reduction in operating expenses in excess of the Company's initial estimate of such cost reductions. As a result the Company expects first quarter 2002 results from operations to be a significantly reduced loss as compared to both the first quarter of 2001 and the fourth quarter of 2001.

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

         At the beginning of the fourth quarter of 2000 a fourth Triplestack Box Carrier was utilized to provide weekly service for the Northeast Service.

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

         During the year ended December 31, 2000, the Company changed its method of accounting for periodic vessel dry-docking. Prior to the change, the Company accrued estimates of future vessel dry docking costs. The Company now will expense these costs as incurred. This change resulted in a gain of $127,100, net of income taxes of $77,900 for the year ended December 31, 2000.

          As a result of the factors described above the Company reported a net loss of $10.3 million for 2000 compared to net loss of $2.1 million in 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operations was $11.0 million in 2001 compared to net cash used by operations of $3.4 million in 2000. This represented a deterioration of $7.6 million from 2000. Net cash provided by investing activities of $341,465 in 2001 reflects $1.2 million in proceeds from the sale of older trailer equipment, partially offset by $810,830 of capital expenditures, which were primarily attributable to payments for additional containers and chassis. Net cash provided from financing activities was $10.3 million compared to $5.0 million in 2000 representing an increase of $5.3 million. Net cash provided from financing activities of $10.3 million consisted of $12.3 million in notes payable to an affiliate, consisting of $6.8 million in cash advances and $5.5 million in deferred charterhire, borrowings of $700,580 on notes payable under the Company's borrowing facility, partially offset by payments of $2.6 million on notes payable.
         At December 31, 2001, cash amounted to $441,320, working capital was a negative $21.4 million, including $15.6 million of the Company's borrowings that are subject to acceleration and therefore shown as current liabilities, and stockholders' equity was a negative $8.7 million.

         Due to the Company's financial performance in 2001, it is currently in default under financial and other covenants contained in its credit agreement with its senior lender. While the senior lender continues to fund draws under the Company's revolving line of credit and the Company is in discussions with the senior lender regarding the revolving line of credit, no assurance can be made that the lender will continue to do so. The Company depends on its secured revolving line of credit to maintain its liquidity, therefore continued access to the revolving line of credit is critical to the Company's cash flow needs and denial of access to such funds would have a material adverse effect on the Company's ability to operate and its financial condition by denying the Company necessary liquidity to fund its operations.

         As of December 31, 2001, the Company had $6.0 million drawn under the credit facility against a borrowing base of $6.9 million that is secured by net receivables of $10.5 million. Additionally, a default to the Company's senior lender would result in cross-defaults in other loan and/or lease documents that could result in acceleration of such debts or return of leased assets. See RISKS RELATED TO TRAILER BRIDGE, INC. - COVENANT DEFAULTS UNDER CERTAIN LOAN AGREEMENTS below.

         Due to the Company's financial performance during 2001 and the resulting lack of liquidity the Company is beyond its historical payment terms with many of its vendors and lessors. See RISKS RELATED TO TRAILER BRIDGE, INC.
- VENDOR RELATIONSHIPS below.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company's projected cash flows from operations combined with continued funding of its revolving credit line, maintenance of its vendor relationships and liquidity assistance from certain of its affiliates are all necessary to produce sufficient available liquidity to maintain its current level of operations through calendar 2002. Such projections include certain agreements with affiliates of the Company to assist the Company in meeting its 2002 cash flow requirements. Additionally, the Company intends to seek certain principal deferrals by the Company's lenders. No assurance can be made that the Company will be able to obtain such agreements with its affiliates or with its lenders. Therefore, there is substantial doubt as to the Company's ability to continue as a going concern. See RISKS RELATED TO TRAILER BRIDGE, INC. - ASSISTANCE FROM AFFILIATES below.

         INFLATION

         Inflation has had a minimal effect upon the Company's profitability in recent years. Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. The Company expects that inflation will affect its costs no more than it affects those of other truckload and marine carriers.

         SEASONALITY

         The Company's marine operations are subject to the seasonality of the Puerto Rico freight market where shipments are generally reduced during the first calendar quarter and increased during the fourth calendar quarter of each year in anticipation of Christmas. This seasonality was not as pronounced in 2001 and 2000 as it had been in previous years.

         At the end of the fourth quarter of 2001, the Company began implementing the termination of the weekly Northeast Service. The non-recurring operating expenses associated with such termination was $1.1 million and is included in restructuring expenses. For the three months ending December 31, 2001, operating revenues decreased $4.2 million or 18.1% from $23.5 million in 2000 to $19.2 million in 2001 as a result of decreased volume and lower rates. Total operating expenses for the three months ended December 31, 2001, increased $3.2 million to $31.8 million in 2001 from $28.6 million in 2000. Salary, wages and benefits decreased $259,191 as a result of reduced temporary labor, less overtime and less driver accessorial pay; purchased transportation decreased $1.6 million as a result of lower volume and improved utilization of Company owned trucks; fuel decreased $1.2 million as a result of lower fuel prices and less consumption; taxes and licenses increased significantly from $120,793 in 2000 to $507,629 in 2001 as a result of increased property taxes on owned and leased equipment and an accrual for a tax settlement in Puerto Rico; asset impairments charges of $3.8 million recorded in 2001 due to a $3.0 write down of certain vessels based upon independent appraisals, a $721,181 write down of goodwill, and a $99,240 write down of damaged revenue equipment.

         The Company's overall volume to and from Puerto Rico for the fourth quarter of 2001 decreased 15.8%, and related revenue decreased $4.2 million or 17.8% compared to the fourth quarter of 2000, implying an overall yield reduction of 2.5%. Vessel capacity deployed on the core continental U.S. to Puerto Rico traffic lane was 66.1% during 2001, compared to 79.5% during 2000.

         For the three months ended December 31, 2001 the Company's net loss was $13.3 compared to the same period in 2000 when the Company had a net loss of $9.6 million, including a non-recurring 100% valuation allowance for its deferred tax asset totaling $5.9 million.

         The following table sets forth certain unaudited financial information for the Company for each of the last eight quarters (in thousands except per share amounts):

                                                    2000                                         2001
                                                    ----                                         ----
                                                                       By Quarter
                                  First     Second      Third      Fourth      First     Second      Third      Fourth
                                  -----     ------      -----      ------      -----     ------      -----      ------
Operating revenues...........   $21,333    $23,765    $23,152     $23,456    $20,637    $21,659    $20,052     $19,220
Operating (loss) income......      (903)     1,303        340      (5,132)    (4,532)    (4,132)    (4,851)    (12,566)
Net  (loss) income...........    (1,151)       628       (210)     (9,608)    (5,374)    (5,161)    (5,598)    (13,286)


         This 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of the Company maintaining or securing sufficient liquidity to operate its business, continued support of its lenders, vendors and employees, economic recessions, severe weather, changes in demand for transportation services offered by the Company, and changes in rate levels for transportation services offered by the Company.


RISKS RELATED TO TRAILER BRIDGE, INC.

COMPANY LIQUIDITY

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company's projected cash flows from operations combined with continued funding of its revolving credit line, maintenance of its vendor relationships and liquidity assistance from certain of its affiliates are all necessary to produce sufficient available liquidity to maintain its current level of operations through calendar 2002. Such projections include certain agreements with affiliates of the Company to assist the Company in meeting its 2002 cash flow requirements. Additionally, the Company intends to seek certain principal deferrals by the Company's lenders. No assurance can be made that the Company will be able to obtain such agreements with its affiliates or with its lenders. Therefore, there is substantial doubt as to the Company's ability to continue as a going concern.

COVENANT DEFAULTS UNDER CERTAIN LOAN AGREEMENTS.

         The operating performance of the Company has resulted in a number of covenant defaults under certain of the Company's loan agreements. The Company is current on all principal and interest payments to its lenders but the violation of the financial covenants, unless waived by the lenders, can result in acceleration of all amounts outstanding. In such an event the Company would be unable to pay all amounts outstanding without additional financing and no assurance can be given that the Company could secure such refinancing. Therefore acceleration by any of the Company's lenders could have a material adverse effect on the Company's business and operation as well as the price of the Company's stock.

            The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. There were $6.0 million in borrowings outstanding under our $15 million revolving credit facility December 31, 2001. This was effectively all that was available under the credit facility's borrowing base. The Company has consistently borrowed all that was available under the credit facility's borrowing base since the inception of the credit facility and continues to do so on a weekly or daily basis. Due to the performance of the Company, the Company is in violation of both its financial covenants under the revolving credit facility and the related term loan, under which $10.7 million was outstanding at December 31, 2001. The Company is in violation of both the Fixed Charge Coverage Ratio and the Minimum Tangible Net Worth covenant. The Company continues to work with the lender to obtain waivers of past defaults and in setting of new covenants that the Company can comply with and the lender continues to advance funds under the revolving credit facility despite the covenant violations described above. No assurance can be made that such negotiations will be successful and that such advances will continue to be made. Refusal of the lender to honor advance requests of the Company would have a material adverse affect on the Company's business and threaten the Company's ability to continue operations.

ASSISTANCE FROM AFFILIATES

         The Company has engaged and continues to engage in transactions with two affiliates - Kadampanattu Corp. and the Estate of Malcom P. McLean. Since inception, the Company has chartered its two ro/ro vessels from Kadampanattu Corp. under long term charters at a fixed daily price. At various times during the Company's existence the Company has borrowed funds from Kadampanattu Corp. on an unsecured basis, deferred charterhire or forgiven charterhire. For the year ended December 31, 2001, the Company accrued $5.5 million in charterhire net of the forgiveness of charterhire of $1.8 million in the first quarter of 2001 related to expenses incurred due to the required periodic drydocking of both ro/ro vessels. During 2001, Kadampanattu Corp. deferred $5.5 million of charterhire and advanced $6.8 million in unsecured loans to the Company. During the first quarter of 2002, the Company accrued $1.8 million of charterhire due to Kadampanattu Corp. and made cash payments of $1.1 million and deferred $700,000.

         At December 31, 2001, the outstanding payable amount to Kadampanattu Corp. was $18.8 million all of which was subordinated to the rights of the Company's lender under the revolving credit facility and related term loan and cannot be repaid until that facility is paid in full. However, such payable amount to Kadampanattu Corp. is due by its terms at January 1, 2003, and unless rescheduled or refinanced the Company would be unable to pay such amounts. The Company does not anticipate any unsecured borrowings or charter hire forgiveness from Kadampanattu Corp. through the remainder of calendar 2002 but may utilize deferrals similar to that granted in the first quarter of 2002. No assurances can be made that Kadampanattu Corp. or any successor to Kadampanattu Corp. will agree to the any deferrals beyond 2002.

         During the first quarter of 2002, the Company entered in to a Loan and Security Agreement with the Estate of M. P. McLean under which the Company borrowed $3.0 million to be repaid in two years.

The loan was secured primarily by unencumbered trailer equipment.  The Estate of
M. P. McLean owns approximately 54% of the outstanding shares of the Company's stock. In addition, it owns 100% of the common stock of Kadampanattu Corp.
John D. McCown, Chairman and Chief Executive Officer of the Company, is a co-executor of the Estate of M. P. McLean. No assurance can be made that the Estate of M. P. McLean will provide additional support to the Company.

         During the first quarter of 2002, all officers of the Company entered into a voluntary salary reduction agreement with the Company whereby each pay period such officer's salary is reduced by 5% and treated as a loan to the Company. The CEO of the Company has agreed to a 50% reduction. Such amounts are to be repaid no later than December 20, 2002.

VENDOR RELATIONSHIPS

         Due to the Company's financial performance during 2001 and the resulting lack of liquidity the Company is currently beyond its historical payment terms with many of its vendors and lessors. The Company expects to make continuing progress through the calendar year 2002. The loss of certain of these vendors would have a detrimental effect on the ability of the Company to conduct its operations.

NASDAQ LISTING REQUIREMENTS

         Due to the Company's financial performance during 2001 and its current per share market price the Company is not in compliance with either of NASDAQ's maintenance standards necessary for continued listing on the NASDAQ National Market. The Company has been notified by NASDAQ that if it cannot demonstrate compliance with either of the maintenance standards by May 15, 2002 its staff will provide written notification that the Company's common stock will be delisted from the NASDAQ National Market. Upon such notification the Company could appeal such determination to the Listing Qualification Panel.

         Prior to May 15, 2002, the Company will work with NASDAQ to attain compliance or take additional necessary steps to move toward compliance. Alternatively, the Company could apply for listing on the NASDAQ SmallCap Market and if in compliance with its standards, continue trading on that market. No assurance can be given that the Company will be successful in either remaining on the NASDAQ National Market or transferring to the NASDAQ SmallCap Market. Failure to trade on either of those exchanges could result in adverse consequences to the Company and its shareholders, including but not limited to, reduced stock price and trading activity.

MARKET CONDITIONS.

         The market in which the Company operates, the United States to Puerto Rico trade lane, remains hyper-competitive with significant over capacity. Beginning in 2002, the Company reduced its capacity by ceasing to operate its Northeast Service. The Company's competitors have not reduced their capacity. One of the Company's competitors, NPR, has been under Chapter 11 bankruptcy protection since March 2001 and continues to operate its normal schedule of three sailings per week. Published reports indicate that CSX Lines, another of the Company's competitors, is actively being offered for sale. The over capacity in the Puerto Rico trade results in lower vessel utilization and lower freight rates. No assurance can be made that market conditions will improve or that competitive pressures will not increase.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

         The preparation of financial statements in conformity with accounting generally accepted in the United states of America principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

         We believe application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

         Our accounting policies are more fully described in Note 1 to the financial statements. We have identified certain critical accounting policies which are described below.

         Revenue Recognition. Revenue is recognized on a percentage of completion basis.

         Long-lived assets. In evaluating the fair value and future benefits of long-lived asset, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. Due to the continued operating losses independent appraisals were used to determine the appropriateness of the carrying values.

         Derivative Financial Instrument. The Company has entered into an interest rate swap for interest rate risk exposure management that is accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133. SFAS No. 133 and SFAS No. 138 are collectively referred to herein as "SFAS No. 133". The accounting for hedge effectiveness measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately into earnings. The Company's interest rate swap does not qualify as an effective fair value hedge, therefore the ineffective portion of the hedged transaction has been recognized into earnings.

         The differential to be paid or received under these agreements is accrued consistently with the terms of the agreement and is recognized in interest expense over the term of the related debt.

         Income taxes. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to the size of the Company's net operating loss carryforward in relation to our history of unprofitable operations, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

        It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 38% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

New Accounting Pronouncments. In 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was issued. Under the provisions of Statement 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed for impairment on a periodic basis. The company will adopt this standard in the first quarter of 2002. Its indefinite lived intangible assets relate to costs to obtain a trademark on the Vehicle Modular Transport "VTM". The company believes there to be no material effect as a result of SFAS 142.

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgement in their application. There are also areas in which management's judgement in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates. For its debt instruments, a change in interest rates affects the amount of interest expense incurred.

         The Company entered into an interest rate contract to manage its exposure to changes in interest rates and to make fixed the overall cost of one of its variable rate financings. The contract is carried at fair value and changes in the fair value are recognized in earnings.

The contract/notional amount and estimated fair value of the Company's financial instrument as of December 31, 2001 and 2000 are as follows:

                                                       2001                                  2000
                                        -----------------------------------  ------------------------------------
                                        Contact/Notional        Fair          Contact/Notional         Fair
                                             Amount             Value              Amount             Value
                                        -----------------  ----------------  -------------------  ---------------

   Interest rate swap agreement             $ 812,000         $ (35,592)           $ 980,000         $ (5,127)


         This contract expires in October 2006.

         The following tables summarize the Company's debt obligations at December 31, 2001 and 2000, presenting principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates represent the weighted-average rates of the portfolio at December 31, 2001 and 2000. The Company estimates that the carrying value of its debt instruments is not materially different from its fair value.


Expected Fiscal Year of Maturity at December 31, 2001
(Dollars in thousands)
                                          2002        2003        2004         2005        2006    Thereafter
                                  ----------------------------------------------------------------------------

Fixed Rate                      $        1,097       1,646       1,097        1,097       1,097        17,896

Average Interest Rate                     6.7%        6.7%        6.7%         6.7%        6.7%          6.7%

Variable Rate                   $       17,550                                                             -

Average Interest Rate                     5.5%                                                             -



Expected Fiscal Year of Maturity at December 31, 2000
(Dollars in thousands)
                                          2001        2002        2003         2004        2005    Thereafter
                                  ----------------------------------------------------------------------------

Fixed Rate                      $        1,723       1,097       1,097        1,097       1,097        18,893

Average Interest Rate                     8.0%        6.8%        6.8%         6.8%        6.8%          6.8%

Variable Rate                   $        1,454       1,882       1,882       12,715         168           140

Average Interest Rate                     9.1%        9.1%        9.1%         9.3%        8.0%          8.0%


         Item 8.  Financial Statements and Supplementary Data

         TRAILER BRIDGE, INC.

         Financial Statements for the Three Years in the Period Ended December 31, 2001 and Independent Auditors' Report

                                   * * * * * *

TRAILER BRIDGE, INC.

Financial Statements for the Three Years in the Period Ended December 31, 2001 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Trailer Bridge, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Trailer Bridge, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's recurring losses from operations, difficulty in generating sufficient cash flow to meet its obligations and sustain its operations and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for periodic vessel dry-docking in 2000.

DELOITTE & TOUCHE LLP

Jacksonville, Florida
March 29, 2002

TRAILER BRIDGE, INC.

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                       2001            2000
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $      441,320   $     865,167
  Marketable securities                                                  61,403
  Trade receivables, less allowance for doubtful
    accounts of $1,118,083 and $1,713,825                            10,547,863      15,083,235
  Other receivables                                                      34,272         104,271
  Due from affiliate                                                                      2,007
  Prepaid expenses                                                    1,258,125       1,673,117
  Assets held for sale                                                 305,873
                                                                  -------------

           Total current assets                                      12,648,856      17,727,797

PROPERTY AND EQUIPMENT, net                                          53,616,664      62,572,147

GOODWILL, less accumulated amortization
  of $404,880 in 2000                                                                   764,062

OTHER ASSETS                                                          1,458,225       1,576,059
                                                                     ----------    ------------

TOTAL ASSETS                                                     $   67,723,745   $  82,640,065
                                                                  =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $    9,622,215   $   7,494,174
  Accrued liabilities                                                 4,824,789       3,514,657
  Current portion of long-term debt                                  18,742,140       3,266,755
  Unearned revenue                                                      832,898         292,795
                                                                  -------------    ------------
           Total current liabilities                                 34,022,042      14,568,381

DUE TO RELATED PARTIES                                               19,577,513       9,038,075

LONG-TERM DEBT, less current portion                                 22,833,420      40,167,855

DERIVATIVE FINANCIAL INSTRUMENT                                          35,952
                                                                  -------------    ------------

TOTAL LIABILITIES                                                    76,468,927      63,774,311
                                                                  -------------    ------------

COMMITMENTS (Notes 4, 6 and 11)

STOCKHOLDERS' (DEFICIT) EQUITY:
 Preferred stock, $.01 par value, 1,000,000 shares
   authorized; no shares issued or outstanding
 Common stock, $.01 par value, 20,000,000 authorized
   shares; 9,777,500 shares outstanding                                  97,775          97,775
 Additional paid-in capital                                          39,791,818      37,982,818
 Accumulated deficit                                                (48,634,775)    (19,214,839)
                                                                  -------------    ------------

          Total stockholders' (deficit) equity                       (8,745,182)     18,865,754
                                                                  -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
    (DEFICIT) EQUITY                                             $   67,723,745   $  82,640,065
                                                                  =============    ============

See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                  2001                 2000                    1999

OPERATING REVENUES                                           $   81,567,732       $    91,706,164        $   88,552,088

OPERATING EXPENSES:
  Salaries, wages, and benefits                                  17,615,602            16,648,581            16,222,059
  Rent and purchased transportation:
    Related party                                                 7,336,500             7,356,600             7,336,500
    Other                                                        27,006,429            26,487,467            26,148,311
  Fuel                                                           10,751,623            11,157,500             6,659,189
  Operating and maintenance (exclusive of
    depreciation shown separately below)                         24,702,099            21,503,909            17,230,798
  Taxes and licenses                                              1,122,191               497,016               596,241
  Insurance and claims                                            2,650,245             2,373,186             1,962,541
  Communications and utilities                                      677,243               662,026               820,735
  Depreciation and amortization                                   4,928,489             4,840,965             4,731,153
  Other operating expenses                                        5,984,223             4,570,616             6,964,911
  Asset impairments                                               3,820,421
  Restructuring expenses (Note 2)                                1,054,410
                                                              -------------
                                                               107,649,475             96,097,866            88,672,438
                                                              -------------        --------------         -------------
OPERATING LOSS                                                  (26,081,743)           (4,391,702)             (120,350)

NONOPERATING INCOME (EXPENSE):
  Interest expense, net                                          (3,225,079)           (3,357,936)           (3,339,382)
  (Loss) gain on sale of equipment, net:
    Related party                                                                         336,818
    Other                                                          (160,692)               93,398                81,499
  Other, net                                                        25,449
                                                              -------------
                                                                 (3,360,322)           (2,927,720)           (3,257,883)
                                                              -------------        --------------         -------------

LOSS BEFORE BENEFIT (EXPENSE) FOR INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        (29,442,065)           (7,319,422)           (3,378,233)
INCOME TAX BENEFIT (EXPENSE)                                         22,129            (3,149,432)            1,241,814
                                                              -------------       ---------------         -------------

LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                             (29,419,936)          (10,468,854)           (2,136,419)
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX OF $77,900 (Note 1)                                                  127,100
                                                              -------------        --------------

NET LOSS                                                     $  (29,419,936)      $   (10,341,754)       $   (2,136,419)
                                                              =============        ==============         =============

  LOSS PER COMMON SHARE (BASIC AND DILUTED):
    Loss before cumulative effect of accounting change       $        (3.01)      $         (1.07)       $        (0.22)
    Cumulative effect of accounting change                                                   0.01
                                                              -------------        --------------         -------------
    Net loss per common share                                $        (3.01)      $         (1.06)       $        (0.22)
                                                              =============        ==============         =============

See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                 Retained
                                                                              Additional           Earnings
                                                  Common Stock                 Paid-in           (Accumulated
                                             Shares           Amount           Capital             Deficit)               Total
                                      ---------------- ---------------- ------------------- -------------------- -------------------

BALANCE, JANUARY 1, 1999                    9,777,500         $ 97,775      $   37,982,818     $   (6,736,666)     $   31,343,927
  Net loss                                                                                         (2,136,419)         (2,136,419)
                                      ---------------- ---------------- ------------------- -------------------- -------------------

BALANCE, DECEMBER 31, 1999                  9,777,500           97,775          37,982,818         (8,873,085)         29,207,508
  Net loss                                                                                        (10,341,754)        (10,341,754)
                                      ---------------- ---------------- ------------------- -------------------- -------------------

BALANCE, DECEMBER 31, 2000                  9,777,500           97,775          37,982,818        (19,214,839)         18,865,754
  Capital contribution from charter
    hire relief (Note 4)                                                         1,809,000                              1,809,000
  Net loss                                                                                        (29,419,936)        (29,419,936)
                                      ---------------- ---------------- ------------------- -------------------- -------------------

BALANCE, DECEMBER 31, 2001                  9,777,500         $ 97,775      $   39,791,818      $ (48,634,775)     $   (8,745,182)
                                      ---------------- ---------------- ------------------- -------------------- -------------------


See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                              2001             2000            1999
OPERATING ACTIVITIES:
  Net loss                                               $ (29,419,936)   $ (10,341,754)   $   (2,136,419)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                          4,928,489        4,840,965         4,731,153
      Asset impairment                                       3,820,421
      Provision for uncollectible accounts                   4,737,308        1,805,130         2,001,439
      Loss (gain) on sale of equipment                         160,692         (430,216)          (81,499)
      Loss on derivative instruments                            35,952
      Deferred income taxes                                                   3,227,332        (1,241,814)
      Stock received in demutualization of
        insurance carrier                                      (61,403)
      Change in assets and liabilities:
      (Increase) decrease in:
        Trade receivables                                     (201,936)      (4,353,227)       (1,045,126)
        Other receivables                                       69,999          (27,773)        1,300,078
        Due from affiliate                                       2,007        2,748,193        (2,198,066)
        Prepaid expenses                                       414,992         (470,674)         (361,556)
        Other assets                                           117,834           41,184            81,258
      Increase (decrease) in:
        Accounts payable                                     2,128,041           33,404           119,629
        Accrued liabilities                                  1,690,682         (279,228)       (2,223,223)
        Unearned revenue                                       540,103         (206,711)           28,822
                                                          ------------     ------------     -------------

           Net cash used in operating activities           (11,036,755)      (3,413,375)       (1,025,324)
                                                          ------------     ------------     -------------

INVESTING ACTIVITIES:
  Purchases and construction of property and equipment        (810,830)      (5,648,398)       (6,548,900)
  Proceeds from the sale of equipment                        1,152,295        1,799,205         1,039,370
  Decrease in restricted cash and investments                                   691,419           499,499
                                                                           ------------     -------------

           Net cash provided by (used in) investing
                activities                                     341,465       (3,157,774)       (5,010,031)
                                                          ------------     ------------     -------------

FINANCING ACTIVITIES:
  Proceeds from borrowings on notes payables                                 12,000,000
  Net borrowings (repayments) on revolving line
        of credit                                              700,580      (10,288,713)        7,000,000
  Payments on notes payable                                 (2,626,640)      (5,294,636)       (4,008,880)
  Proceeds from borrowings from affiliate                   12,348,438        9,038,075
  Debt issue costs                                                             (381,150)
  Payments on capital lease obligations                       (150,935)         (83,010)          (72,011)
                                                          ------------     ------------     -------------

           Net cash provided by financing activities        10,271,443        4,990,566         2,919,109
                                                          ------------     ------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (423,847)      (1,580,583)       (3,116,246)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   865,167        2,445,750         5,561,996
                                                          ------------     ------------     -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $     441,320    $     865,167    $    2,445,750
                                                          ============     ============     =============

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for state income taxes                         $       3,275    $      11,055    $       25,673
                                                          ============     ============     =============

Cash paid for interest, net of amount capitalized        $   2,374,819    $   4,097,954    $    2,982,349
                                                          ============     ============     =============

Equipment acquired under capital lease agreements        $     217,945                     $      125,631
                                                          ============                      =============

Capital contribution from related party debt
        forgiveness                                      $   1,809,000
                                                          ============

See notes to financial statements.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


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

      Marketable Securities - The Company classifies its marketable securities, as trading securities as they are expected to be sold in the near term. The securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded in operations. Quoted market prices are used to determine the fair value of trading securities.

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

      Goodwill - The Company has historically amortized goodwill using the straight-line method over twenty-five years, and periodically reviews goodwill for potential impairment. In 2001, the Company determined that goodwill was impaired and recorded an impairment loss of approximately $721,000, representing the remaining carrying value of goodwill.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


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

      Derivative Instrument - The Company uses an interest rate swap agreement to manage its exposure to changes in interest rates and to make fixed the overall cost of one of its variable rate financings. In accordance with Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, derivatives are carried at fair value and the changes in the fair value of the derivative are recognized in earnings.

      Revenue Recognition - Common carrier operations revenue is recorded on the percentage-of-completion basis and direct costs are expensed as incurred.

      Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Valuation allowances are provided against deferred tax assets for amounts that are considered "more likely than not" to be realized.

      Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

      Stock-Based Compensation - In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") the Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

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

      New Accounting Standards - In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 establishes accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interests method of accounting for business combinations, requiring future business combinations to be

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


      accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. The Statement will not have an impact on the Company's financial position and results of operations.

      SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 142 is required to be adopted for fiscal years beginning after December 15, 2001. As the Company currently has no goodwill, the adoption of the Statement will not have an impact on the Company's financial position and results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived assets. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing, but has not yet determined the impact, of SFAS No. 143 on its financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing, but has not yet determined the impact, of SFAS No. 144 on its financial position and results of operations.

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

      Reclassifications - Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with the presentation adopted in 2001.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


2.    RESTRUCTURING EXPENSES

      In the quarter ended December 31, 2001, the Company recorded restructuring expenses of $1,054,410 from continuing operations, resulting from the decision to discontinue its weekly Northeast service between Newark, New Jersey and San Juan, Puerto Rico. The restructuring charge is comprised of the following:

        Fixed asset impairments                                    $   380,550
        Remaining lease obligations and penalties                      599,074
        Employee severance and termination benefit costs                74,786
                                                                    ----------
                                                                   $ 1,054,410
                                                                    ==========

      The Company began implementing its restructuring plan during January, 2002. The Company expects to complete the plan during the first six months of 2002. As part of its restructuring plan, the Company terminated 17 employees working in the Northeast service operation in January, 2002.

      The actions to complete the exit plan consist primarily of completing the off-hire of approximately 619 leased trailers which are expected to be completed by June 30, 2002.

      As of December 31, 2001, $305,873, net of an impairment charge of $380,550 was included in assets held for sale representing the net realizable value of equipment to be sold and $673,860 was included in accrued liabilities, representing the portion of the charges not yet expended.

3.    PROPERTY AND EQUIPMENT


      Property and equipment at December 31, 2001 and 2000 consist of the following:

                                                                         2001               2000

        Land                                                      $      504,703       $     504,703
        Buildings and structures                                       2,578,361           2,578,361
        Office furniture and equipment                                 3,553,678           3,771,584
        Freight equipment                                             63,811,047          64,060,307
        Leasehold improvements                                         1,926,572           1,644,539
        Equipment under capital leases                                   606,681             388,736
        Construction in progress                                                           4,816,057
        Less accumulated depreciation and amortization               (19,364,378)        (15,192,140)
                                                                   -------------        ------------

        Fixed assets, net                                         $   53,616,664       $  62,572,147
                                                                   =============        ============

      Depreciation and amortization expense on property and equipment and equipment under capital leases was $4,885,608, $4,794,186 and $4,684,374 in 2001, 2000 and 1999, respectively. Interest cost of $108,866 was capitalized during 1999. There was no interest cost capitalized during 2001 or 2000.

      In the fourth quarter of 2001, the Company determined that certain vessels were impaired and recorded an impairment loss of $3,000,000 based upon independent appraisals of the vessels. Additionally, in the fourth quarter of 2001, the Company recorded an impairment loss of approximately $99,000 relating to damaged trailers.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


4.    TRANSACTIONS WITH RELATED PARTIES


      The Company leases two roll-on/roll-off barge vessels and the use of a ramp system from an affiliate under operating lease agreements. The lease payments are $10,050 per day for each vessel. The leases expire September 1, 2010. The leases provide the Company the option to extend the leases through September 1, 2018 for total payments of $11,000 per vessel per day or, alternatively, the Company may purchase the vessels at their then fair market values. During the first quarter of 2001, the Company was provided $1,809,000 in charter hire relief, that was recorded as a capital contribution. In addition, the Company deferred certain charter hire payments to the affiliate for the remainder of 2001. Such deferral has been recorded as an increase in due to related parties. Total lease expense under these leases from affiliate totaled $7,336,500, $7,356,600 and $7,336,500 in 2001, 2000 and 1999, respectively.

      The Company received net advances from an affiliate totaling $6,035,188 and $9,038,075 in 2001 and 2000, respectively. These advances were used to meet the Company's cash flow requirements. These advances have been classified as non-current liabilities.

      In addition, during 2001, the Company received an advance of $60,750 from an officer. Such advance was also used to meet the Company's cash flow requirements. Such amount is included in the total amount due to related parties.

      During 2000, the Company sold an affiliate a piece of land for $750,000. A gain of $336,818 was recognized on this transaction.

      In December 2001, the Company entered into a loan and security agreement with a related party providing for a $3 million revolving credit facility. The purpose of the loan is for working capital and other general corporate purposes. Interest accrues at 4.40% above the asked rate for the U.S. government bond or note having a maturity closest to two years from the date of each advance as published in the Wall Street Journal (7.55% at December 31, 2001), and is payable quarterly beginning in February 2002. Principal is due in full in November 2003. At December 31, 2001, $725,000 is outstanding under the agreement. Available borrowings at December 31, 2001 amounted to $2.275 million.

      In December 1999, the Company recovered from the affiliate $3,710,000 of excess operating and maintenance expenses incurred during the period that the Company had limited use of the floating ramp system. In return, the Company waived any right to any insurance proceeds from the casualty to the floating ramp system. The Company received $1,000,000 in December 1999 and the balance was received in February and March 2000. Additional amounts included in due from affiliate in 1999 include prepaid barge charter hire lease rent and reimbursable miscellaneous repair payments made by the Company related to assets of the affiliate.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


5.    LONG-TERM DEBT

      Following is a summary of long-term debt at December 31, 2001 and 2000:

                                                                                               2001               2000

      Ship-financing bonds and notes (Title XI) maturing on March 30, 2023; payable in semi-annual installments of principal and interest; interest is fixed at 6.52%;
      collateralized by vessels with a carrying value of $16,863,580 at December 31,
      2001; amount is guaranteed by The United States of America under
      the Title XI Federal Ship Financing Program                                          $ 14,887,840       $ 15,226,200

      Ship-financing bonds and notes (Title XI) maturing on September 30, 2022;
      payable in semi-annual installments of principal and interest; interest is fixed at 7.07%; collateralized by vessels with a carrying value of $10,507,156 at
      December 31, 2001; amount is guaranteed by The United States of America under
      the Title XI Federal Ship Financing Program                                             9,042,900          9,253,200

      Term loan under $29 million credit facility maturing between April 1, 2001 and
      January 31, 2004; payable in quarterly installments of principal and interest;
      interest at a rate of 4.25% above the 30-day dealer commercial paper rate (6.27%
      at December 31, 2001); collateralized by trailers with a carrying value of
      $17,622,893 at December 31, 2001                                                       10,714,286         12,000,000

      Revolving line of credit under $29 million credit facility; interest at a rate of 3.75% above the 30-day dealer commercial paper rate (5.77% at December 31,
      2001); collateralized by accounts receivable                                            5,123,129          5,261,287

      Revolving line of credit under $29 million credit facility; interest at a rate of 6.00% above the 30-day dealer commercial paper rate (8.02% at December 31,
      2001); collateralized by accrued receivable                                               838,738

      Notes payable to finance company totaling $4,957,569 maturing from June to
      October 2001; payable in 60 monthly installments of principal and interest;
      interest at fixed rates ranging from 8.87% to 9.29%; collateralized by trailers
      with a carrying value of $2,575,007 at December 31, 2000                                                     624,266

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


                                                                                              2001                 2000

      Note payable to bank maturing October 2006; payable in monthly installments of principal and interest; interest is fixed at 7.95%; collateralized by land and buildings and structures with a carrying value of $2,152,332 at
      December 31, 2001                                                               $      812,000          $      980,000

      Capital lease obligations maturing in 2002; payable in
      monthly installments of principal and interest; interest
      at 10.00%; collateralized by computer equipment                                          3,686                  89,657

      Capital lease obligation maturing in 2002; payable in
      monthly installments of principal and interest; interest
      at 4.90%; collateralized by trailers                                                   152,981
                                                                                       -------------


                                                                                          41,575,560              43,434,610
      Less current portion                                                               (18,742,140)             (3,266,755)
                                                                                       -------------           -------------

                                                                                      $   22,833,420          $   40,167,855
                                                                                       =============           =============

      In December 2000, the Company entered into a loan and security agreement consisting of a $15 million revolving credit facility, a $12 million term loan and a $2 million capital expenditure loan. The revolving credit facility is limited to 85% of eligible accounts receivable plus 75% of eligible accrued receivables, as defined in the agreement (as amended), not to exceed $15 million. Additional borrowings available under the revolving credit facility and the capital expenditure loan at December 31, 2001 amounted to approximately $978,000 and $2 million, respectively.

      The loan and security agreement contains certain restrictive covenants, including, but not limited to, requirements to maintain tangible net worth, as defined in the credit agreement, and a fixed charge coverage ratio. As of December 31, 2001, the Company is in default of these debt covenants. Since the lender can demand payment of the full amount outstanding as a result of the default, debt under the loan and security agreement has been classified as a current liability.

      The note payable collateralized by land and buildings has provisions which allow the lender to call the note if the Company is out of compliance with covenants of other debt agreements. Accordingly, the note payable has been classified as a current liability.

      In December 2001, the two ship-financing bonds and notes (Title XI) debt agreements were amended to defer the September, 2001 and March, 2002 principal payments until September, 2002 and March, 2003. As of December 31, 2001, the Company is in default of the financial covenants contained in the Title XI debt agreements and as a result is prohibited from certain financial activities that would impact the financial position of the Company including withdrawing capital, redeeming common stock, paying dividends, making loans and investments in securities of any affiliate. The Company is in compliance with these financial restrictions and as a result, the debt continues to be classified as long term.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


      Following are maturities of long-term debt at December 31, 2001:

        2002                                       $ 18,742,140
        2003                                          1,645,980
        2004                                          1,097,320
        2005                                          1,097,320
        2006                                          1,097,320
        Thereafter                                   17,895,480
                                                    -----------

                                                   $ 41,575,560
                                                    -----------


6.    OPERATING LEASES

      The Company has various operating lease agreements, principally for tug charter, office facilities, terminals and equipment. Certain of the leases contain provisions calling for additional contingent rentals based on volume of transportation activity.

      Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001 are as follows:

        2002                                       $ 20,371,934
        2003                                         16,918,806
        2004                                          9,904,461
        2005                                          4,997,266
        2006                                          3,564,634
        Thereafter                                    7,330,056
                                                    -----------

        Total minimum payments required            $ 63,087,157
                                                    ===========


      Lease expense for all operating leases, including leases with terms of less than one year, was $24,912,304, $23,540,198 and $23,484,809 for 2001,
      2000 and 1999.

7.   ACCRUED LIABILITIES

      Accrued liabilities consists of the following at December 31, 2001 and 2000:

                                                2001              2000

       Fringe benefits                     $    469,268      $     473,196
       Marine expense                           722,053          1,470,151
       Salaries and wages                       423,279            388,114
       Interest                               1,295,365            444,596
       Other                                  1,240,964            738,600
       Restructuring                           673,860
                                            ----------        ------------

                                           $  4,824,789      $   3,514,657
                                            ===========       ============

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


8.   INCOME TAXES

      The provision for income tax benefit (expense) is comprised of the following as of December 31, 2001, 2000 and 1999:

                                                             2001                2000               1999

        Current:
         Federal
         State                                          $     22,129
                                                         -----------

                                                              22,129
                                                         -----------

        Deferred:
          Federal                                          9,960,787       $   2,437,415       $  1,111,051
          State                                            1,171,857             286,755            130,763
                                                          ----------        ------------        -----------

                                                          11,132,644           2,724,170          1,241,814
        Valuation allowance                              (11,132,644)         (5,873,602)
                                                         -----------        ------------

                                                        $     22,129       $  (3,149,432)      $  1,241,814
                                                         ===========        ============        ===========


      Income tax benefit (expense) for the years ended December 31, 2001, 2000 and 1999 differs from the amounts computed by applying the statutory Federal corporate rate to loss before income taxes and cumulative effect of accounting change. The differences are reconciled as follows:

                                                                         2001                2000                1999

        Tax benefit at statutory Federal rate                       $  10,010,301       $   2,488,605       $   1,148,599
        Increase in deferred tax asset
          valuation allowance                                         (11,132,644)         (5,873,602)
        Nondeductible expenses                                            (55,339)            (57,212)            (41,914)
        State income taxes, net of federal benefit                      1,199,811             292,777             135,129
        Other

        Total income tax benefit (expense)                          $      22,129       $  (3,149,432)      $   1,241,814
                                                                     ============        ============        ============

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


      The components of the Company's net deferred tax asset at December 31, 2001 and 2000 is as follows:

                                                                                        2001               2000
        Deferred tax assets:
          Employee stock option                                                      $    3,240,895         $   3,240,895
          Net operating loss                                                             23,540,681            13,001,552
          Asset impairment charge                                                         1,451,760
          Restructuring charge                                                              400,524
          Goodwill                                                                          158,017
          Allowance for bad debts                                                           424,871               651,253
          Other                                                                              13,661
                                                                                      -------------

        Gross deferred assets                                                            29,230,409            16,893,700

        Deferred tax liabilities:
          Fixed asset basis                                                              11,223,931            10,017,395
          Other                                                                              22,332               102,703
                                                                                      -------------          ------------

        Gross deferred tax liabilities                                                   11,246,263            10,120,098

        Deferred tax asset valuation allowance                                           17,984,146             6,773,602
                                                                                      -------------          ------------

        Net deferred tax asset                                                       $         -            $        -
                                                                                      =============          ============

      The Company has recorded various deferred tax assets as reflected above. Realization is dependent on generating sufficient taxable income in future years. As a result of the net losses incurred in recent years, a valuation allowance of $11,132,644 and $5,873,602 was established at December 31, 2001 and 2000, respectively.

      At December 31, 2001, the Company had available net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $61,949,165 which expire beginning in 2018.

9.    COMMON STOCKHOLDERS' EQUITY

      Earnings Per Share:

      The weighted average number of shares used to calculate basic loss per share was 9,777,500 for the years ended December 31, 2001, 2000 and 1999. Outstanding options to purchase shares of common stock of 1,100,687, 1,100,687 and 711,258 were excluded from the computation to arrive at diluted EPS because the options' exercise prices exceeded the average market price of the common shares for the years ended December 31, 2001, 2000 and 1999, respectively.

      Stock Options:

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

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


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

      There were no options granted under either stock option plan for the year ended December 31, 2001.

      A summary of the status of options under the Company's stock-based compensation plans at December 31, 2001, 2000 and 1999 is presented below:

                                                           2001                           2000                          1999
                                            -------------------------------  -------------------------------  ----------------------
                                                             Weighted                         Weighted                      Weighted
                                                              Average                          Average                      Average
                                                             Exercise                         Exercise                      Exercise
                                               Options          Price         Options          Price         Options        Price

       Outstanding at beginning of year       1,100,687       $ 5.95           711,258         $ 7.70        521,182        $ 10.00

         Granted                                                               437,500           2.84        212,600           2.25
           Forfeited                                                           (48,071)          3.45        (22,524)          9.60
                                                                            ----------                     ---------

       Outstanding at end of year             1,100,687         5.95         1,100,687           5.95        711,258           7.70
                                             ==========                     ==========                     =========

       Grants exercisable at year-end           538,354                        318,216                       178,923

       Weighted-average fair value of
         options granted during the year                                   $      2.32                    $     1.87


      The following table summarizes information about the outstanding grants at December 31, 2001:

                                                                      Weighted-Average
           Exercise                         Options                      Remaining                     Options
            Price                         Outstanding                 Contractual Life                Exercisable

           $ 10.00                           495,527                     5.8 years                      375,422
              2.25                           209,500                     7.2 years                       83,800
              2.84                           395,660                     8.6 years                       79,132
                                           ---------                                                    -------
                                           1,100,687                                                    538,354
                                           =========                                                    =======

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


      Remaining non-exercisable options as of December 31, 2001 become exercisable as follows:

         2002                               220,137
         2003                               142,032
         2004                               121,032
         2005                                79,132
                                            -------
                                            562,333

      Had compensation expense for stock options been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net earnings and net earnings per share would have changed to the pro forma amounts indicated below.

                                                                      2001                 2000                1999
       As reported
         Net loss                                                $ (29,419,936)       $ (10,341,754)      $ (2,136,419)
         Net loss per share - basic and diluted                          (3.01)               (1.06)             (0.22)

       Pro forma for SFAS No. 123
         Net loss                                                $ (30,364,478)       $ (10,863,118)      $ (2,649,307)
         Net loss per share - basic and diluted                          (3.11)               (1.11)             (0.27)


      The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

       Years ended December 31                                                           2000              1999

       Risk-free interest rate                                                           6.20%             5.34%
       Expected dividend yield                                                              0%                0%
       Expected option life                                                            7 years           7 years
       Expected stock price volatility                                                  91.01%            96.17%


10.   EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) Plan which covers substantially all employees in the United States. Participants are allowed to make contributions of up to 15% of their compensation not to exceed certain limits. The Company makes matching contributions to the Plan at a rate not in excess of 3.0% of compensation. The Company contributed approximately $199,000, $213,000 and $175,000 to the Plan during 2001, 2000 and 1999.

      In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $25,000, $20,000 and $18,000 to the Plan during 2001, 2000, and 1999.

      In March 1998, the Board of Directors authorized an Employee Stock Purchase Plan which covers substantially all employees. The Plan allows employees to invest up to 10% of their base compensation through payroll deductions. The purchase price will be 15% less than the fair market value on the last day of the purchase period. The Company made contributions of approximately $11,000, $15,000 and $15,000 to the Plan during 2001, 2000 and 1999, respectively.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


      The Company has a Profit Sharing Plan; however, there have been no contributions to the Plan during the three years ended December 31, 2001.

11.   CONTINGENCIES

      Legal:

      The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on the Company's financial statements.

      Leases:

      The Company's financial performance has resulted in violation of the terms of the lease with the Jacksonville Port Authority and the Company is currently renegotiating this lease. The Company expects to retain the preferential berthing right and exclusive use of the land area under such renegotiated lease.

      Company Liquidity and Management's Further Contingency Plans:

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2001, 2000 and 1999, the Company incurred net losses of $29,419,936, $10,341,754 and $2,136,419, respectively. As of December 31, 2001, the Company's current liabilities significantly exceeded its current assets and total liabilities exceeded its total assets by $8,745,182. These factors among others may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

      The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 5, the Company is in default with respect to the majority of its outstanding long-term debt agreements and the balance, with the exception of the Title XI debt, has been classified as a current liability.

      The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company's projected cash flows from operations combined with continued funding of its revolving line of credit, maintenance of its vendor relationships and liquidity assistance from certain of its affiliates are all necessary to produce sufficient available liquidity to maintain its current level of operations through calendar 2002. Such projections include certain agreements with affiliates to assist the Company in meeting its 2002 cash flow requirements. Additionally, the Company intends to seek certain principal deferrals by the Company's lenders. No assurance can be made that the Company will be able to obtain such agreements with its affiliates or with its lenders. Therefore, there is substantial doubt as to the Company's ability to continue as a going concern.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      Marketable Securities - Fair market values of marketable securities are based on quoted market prices.

      Derivative Instruments - Fair values of derivative instruments are based on quoted market prices, if available. If quoted market prices are not available, fair values are determined based on a cash flow model using market assumptions.

      The contract/notional amount and estimated fair value of the Company's derivative financial instrument are as follows:

                                                      2001                                 2000
                                                -----------------------------------  ----------------------------------
                                                Contact/Notional        Fair         Contact/Notional        Fair
                                                     Amount             Value             Amount            Value
                                                -----------------  ----------------  -----------------  ---------------

       Interest rate swap agreement                 $ 812,000         $ (35,952)         $ 980,000         $ (5,127)


      In the normal course of business, the Company uses an interest rate swap agreement, to manage its interest rate risk for purposes other than trading. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at December 31, 2001, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

13.   SEGMENTS

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

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Continued)
--------------------------------------------------------------------------------


14.   SUBSEQUENT EVENTS (UNAUDITED)

      Effective January 1, 2002, all officers of the Company entered into a voluntary salary reduction agreement with the Company whereby each pay period, such officer's salary is reduced by 5% and treated as a loan to the Company. The CEO of the Company has agreed to a 50% salary reduction. Such amounts are to be repaid no later than December 20, 2002.

      During January 2002, the Company sold the assets included in assets held for sale for $305,873.

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                              March 31,             June 30,            September 30,          December 31,
       Quarter Ended                            2001                  2001                  2001                   2001
                                         -------------------- --------------------- ---------------------- ----------------------

       Operating revenues                  $ 20,636,713          $ 21,659,184           $ 20,052,136           $ 19,219,699
       Operating loss                        (4,532,175)           (4,131,848)            (4,851,420)           (12,566,300)(1)
       Net loss before
         income tax                          (5,374,154)           (5,160,945)            (5,620,547)           (13,286,419)
       Net loss                              (5,374,154)           (5,160,945)            (5,598,418)           (13,286,419)
       Net loss per share -
         basic and diluted                        (0.55)                (0.53)                 (0.57)                 (1.36)


                                              March 31,              June 30,           September 30,        December 31,
       Quarter Ended                             2000                  2000                 2000                 2000
                                         --------------------- --------------------- -------------------- --------------------

       Operating revenues                  $ 21,333,405          $ 23,764,889           $ 23,151,664           $ 23,456,206
       Operating (loss) income                 (903,031)            1,302,713                340,337             (5,131,721)
       Net (loss) income before
         income tax and cumulative
         effect of accounting change         (1,836,265)              824,551               (440,600)            (5,867,108)
       Net (loss) income before
         cumulative effect of
         accounting change                   (1,150,927)              500,624               (210,257)            (9,608,294)(2)
       Net (loss) income                     (1,150,927)              627,724               (210,257)            (9,608,294)
       Net (loss) income per share
         before cumulative effect of
         accounting change - basic
         and diluted                              (0.12)                 0.05                  (0.02)                 (0.98)

       (1) Operating loss includes $3,820,421 in asset impairment charges, $1,054,410 in restructuring expenses and an additional provision for uncollectible accounts receivable of $701,000.
       (2) Net loss includes a $5.95 million valuation allowance recorded for deferred income taxes.

                                   * * * * * *

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2001

                               BALANCE AT              CHARGED TO
                                BEGINNING              COSTS AND              DEDUCTIONS            BALANCE AT
          YEAR                   OF YEAR                EXPENSES             (CHARGEOFFS)           END OF YEAR
          ----                   -------                --------             ------------           -----------

Allowance for Doubtful Accounts
-------------------------------

          1999                 $1,093,403              $2,001,439            ($1,726,328)            $1,368,514
          2000                  1,368,514              1,805,130              (1,459,819)             1,713,825
          2001                 $1,713,825              4,737,308              (5,333,050)             1,118,083

         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

         Incorporated by Reference

         The information called for by Item 10 -- "Directors and Executive Officers of the Registrant", Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions" is incorporated herein by this reference to the Company's definitive proxy statement for its annual meeting of stockholders scheduled to be held in May 2002, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

         (a)      Documents Filed as Part of this Report



         3.      Exhibits.


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS
------                        -----------------------

*3.1              --          Form of Amended and Restated Certificate of
                              Incorporation of the Registrant

*3.2              --          Form of Amended and Restated Bylaws of the
                              Registrant

*4.               --          See Exhibits 3A and 3B for provisions of the
                              Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

#*10.1            --          Form of Indemnification Agreement with Directors
                              and Executive Officers

*10.2             --          Bareboat Charter Party dated February 1992

*10.2.1           --          Amendment to Bareboat Charter Party dated December
                              31, 1994

*10.2.2           --          Second Amendment to Bareboat Charter Party dated
                              October 1995

*10.2.3           --          Third Amendment to Bareboat Charter Party dated
                              March 1, 1997

*10.2.4           --          Form of Fourth Amendment to Bareboat Charter Party

**10.2.5          --          Fourth Amendment to Bareboat Charter Party dated
                              June 30, 1997

*10.3             --          Promissory Note dated January 1, 1997 payable to
                              Kadampanattu Corp. in the principal amount of
                              $4,569,131

*10.4             --          Construction and Term Loan Agreement dated as of
                              October 13, 1995 between the Registrant,

                              Kadampanattu Corp. and The First National Bank of boston, as Agent

*10.4.1           --          First Amendment to Construction and Term Loan
                              Agreement dated as of May 9, 1996

*10.4.2           --          Second Amendment to Construction and Term Loan
                              Agreement dated as of July 10, 1996

*10.4.3           --          Third Amendment to Construction and Term Loan
                              Agreement and Consent and Limited Waiver dated as of January 1, 1997

*10.5             --          Chattel Mortgage Line of Credit Agreement dated as
                              of February 28, 1997

*10.6             --          Vessel Construction Contract dated as of December
                              30, 1996 between Coastal Ship, Inc. and Halter
                              Marine, Inc.

*10.6.1           --          Assignment of Vessel Construction Contract dated
                              March 24, 1997 between Coastal Ship, Inc. and the
                              Registrant

*10.6.2           --          Amendment No. 1 to Vessel Construction Contract
                              dated as of April 1997

*10.7             --          Real Estate Promissory Note dated April 18, 1996
                              between the Registrant and First Union National
                              Bank of Florida

*10.8             --          Commitment to Guarantee Obligations

*10.8.1           --          Trust Indenture

*10.8.2           --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $10,515,000

*10.8.3           --          Title XI Reserve Fund and Financial Agreement

****10.8.4        --          Commitment to Guarantee Obligations

****10.8.5        --          Trust Indenture

****10.8.6        --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $16,918,000

****10.8.7        --          Title XI Reserve Fund and Financial Agreement

1  10.8.8                     United States Government Ship Financing Bond, 1997
                              Series Amended and Restated December 31, 2001 in the amount of $10,515,000

1 10.8.9          --          Trust Indenture First Supplement to Special
                              Provisions

1 10.8.10         --          United States Government Ship Financing Bond, 1997
                              Series II Amended and Restated December 31, 2001
                              in the amount of $16,918,000

1 10.8.11         --          Trust Indenture First Supplement to Special
                              Provisions

*10.9             --          Agreement and Lease dated as of August 1, 1991
                              between the Registrant and the Jacksonville Port
                              Authority

*10.9.1           --          Amendment #5 to Exhibit B, Schedule of Fees and
                              Charges

#*10.11           --          Incentive Stock Plan

#*10.11.1         --          Form of Stock Option Award Agreement

#^10.11.2         --          Amendment No. 1 to Trailer Bridge, Inc. Stock
                              Incentive Plan

#^10.11.3         --          Trailer Bridge, Inc. Non-Employee Director Stock
                              Incentive Plan

#^10.11.4         --          Form of Non-Employee Director Stock Option Award
                              Agreement

***10.12          --          Trailer Bridge, Inc. Employee Stock Purchase Plan

****10.13         --          Revolving Credit and Term Loan Agreement dated as
                              of August 28, 1998 among Trailer Bridge, Inc.,
                              BankBoston, N.A. and BankBoston, N.A. as agent

*****10.13.1      --          First Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 30, 2000

*****10.13.2      --          Second Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 29, 2000

*****10.14        --          Agreement with Kadampanattu Corp. re ramp expenses

^10.15            --          Loan and Security Agreement dated as of December
                              27, 2000 Between General Electric Capital
                              Corporation as Lender and Trailer Bridge, Inc. as
                              Borrower

2 10.15.1         --          First Amendment Dated as of August ___, 2001 to
                              Loan and Security Agreement dated as of December
                              27, 2000 Between General Electric Capital
                              Corporation as Lender and Trailer Bridge, Inc. as
                              Borrower

1 10.16           --          Loan and Security Agreement Dated as of November
                              30, 2001 Between The Estate of M. P. McLean as
                              Lender and Trailer Bridge, Inc. as Borrower

1 10.17           --          First Amendment to Loan and Security Agreement
                              Dated as of November 30, 2001 Between The Estate of M. P. McLean as Lender and Trailer Bridge, Inc.
                              as  Borrower

^^ 18             --          Letter re Change in Accounting principles

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

^ ^ Incorporated by reference to the indicated exhibit to the Company's Form 10-K/A for the year ended December 31, 2000 filed December 14, 2001.

1 Incorporated by reference to the indicated exhibit to the Company's Form 8-K filed January 2002.

2        Filed herewith.

#        Management contract or compensatory plan or arrangement.

         (b)     Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report. The Company did file a Form 8-K in January 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this 1st day of April 2002.


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



    SIGNATURE                               TITLE                DATE
    ---------                               -----                ----

/s/ John D. McCown                Chairman of the Board and
------------------------          Chief Executive Officer
John D. McCown                    and Director (Principal
                                  Executive Officer)             April 1, 2002

/s/ Mark A. Tanner                Vice President --
------------------------          Administration and Chief
Mark A. Tanner                    Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)            April 1, 2002

/s/ William G. Gotimer, Jr.       Director                       April 1, 2002
------------------------
William G. Gotimer, Jr.


________________________          Director                    April 1, 2002
Nickel van Reesema

/s/ Artis E. James                Director                    April 1, 2002
------------------------
Artis E. James

________________________          Director                    April 1, 2002
Charles R. Cushing

                                  EXHIBIT INDEX

                   (Exhibits being filed with this Form 10-K)


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS
------                        -----------------------

*3.1              --          Form of Amended and Restated Certificate of
                              Incorporation of the Registrant

*3.2              --          Form of Amended and Restated Bylaws of the
                              Registrant

*4.               --          See Exhibits 3A and 3B for provisions of the
                              Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

#*10.1            --          Form of Indemnification Agreement with Directors
                              and Executive Officers

*10.2             --          Bareboat Charter Party dated February 1992

*10.2.1           --          Amendment to Bareboat Charter Party dated December
                              31, 1994

*10.2.2           --          Second Amendment to Bareboat Charter Party dated
                              October 1995

*10.2.3           --          Third Amendment to Bareboat Charter Party dated
                              March 1, 1997

*10.2.4           --          Form of Fourth Amendment to Bareboat Charter Party

**10.2.5          --          Fourth Amendment to Bareboat Charter Party dated
                              June 30, 1997

*10.3             --          Promissory Note dated January 1, 1997 payable to
                              Kadampanattu Corp. in the principal amount of
                              $4,569,131

*10.4             --          Construction and Term Loan Agreement dated as of
                              October 13, 1995 between the Registrant,

                              Kadampanattu Corp. and The First National Bank of boston, as Agent

*10.4.1           --          First Amendment to Construction and Term Loan
                              Agreement dated as of May 9, 1996

*10.4.2           --          Second Amendment to Construction and Term Loan
                              Agreement dated as of July 10, 1996

*10.4.3           --          Third Amendment to Construction and Term Loan
                              Agreement and Consent and Limited Waiver dated as of January 1, 1997

*10.5             --          Chattel Mortgage Line of Credit Agreement dated as
                              of February 28, 1997

*10.6             --          Vessel Construction Contract dated as of December
                              30, 1996 between Coastal Ship, Inc. and Halter
                              Marine, Inc.

*10.6.1           --          Assignment of Vessel Construction Contract dated
                              March 24, 1997 between Coastal Ship, Inc. and the
                              Registrant

*10.6.2           --          Amendment No. 1 to Vessel Construction Contract
                              dated as of April 1997

*10.7             --          Real Estate Promissory Note dated April 18, 1996
                              between the Registrant and First Union National
                              Bank of Florida

*10.8             --          Commitment to Guarantee Obligations

*10.8.1           --          Trust Indenture

*10.8.2           --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $10,515,000

*10.8.3           --          Title XI Reserve Fund and Financial Agreement

****10.8.4        --          Commitment to Guarantee Obligations

****10.8.5        --          Trust Indenture

****10.8.6        --          United States Government Ship Financing Bond, 1997
                              Series in the amount of $16,918,000

****10.8.7        --          Title XI Reserve Fund and Financial Agreement

1  10.8.8                     United States Government Ship Financing Bond, 1997
                              Series Amended and Restated December 31, 2001 in the amount of $10,515,000

1 10.8.9          --          Trust Indenture First Supplement to Special
                              Provisions

1 10.8.10         --          United States Government Ship Financing Bond, 1997
                              Series II Amended and Restated December 31, 2001
                              in the amount of $16,918,000

1 10.8.11         --          Trust Indenture First Supplement to Special
                              Provisions

*10.9             --          Agreement and Lease dated as of August 1, 1991
                              between the Registrant and the Jacksonville Port
                              Authority

*10.9.1           --          Amendment #5 to Exhibit B, Schedule of Fees and
                              Charges

#*10.11           --          Incentive Stock Plan

#*10.11.1         --          Form of Stock Option Award Agreement

#^10.11.2         --          Amendment No. 1 to Trailer Bridge, Inc. Stock
                              Incentive Plan

#^10.11.3         --          Trailer Bridge, Inc. Non-Employee Director Stock
                              Incentive Plan

#^10.11.4         --          Form of Non-Employee Director Stock Option Award
                              Agreement

***10.12          --          Trailer Bridge, Inc. Employee Stock Purchase Plan

****10.13         --          Revolving Credit and Term Loan Agreement dated as
                              of August 28, 1998 among Trailer Bridge, Inc.,
                              BankBoston, N.A. and BankBoston, N.A. as agent

*****10.13.1      --          First Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 30, 2000

*****10.13.2      --          Second Amendment and Limited Waiver to Revolving
                              Credit and Term Loan Agreement dated as of August
                              28, 1998 among Trailer Bridge, Inc., BankBoston,
                              N.A. and BankBoston, N.A. as agent dated as of March 29, 2000

*****10.14        --          Agreement with Kadampanattu Corp. re ramp expenses

^10.15            --          Loan and Security Agreement dated as of December
                              27, 2000 Between General Electric Capital
                              Corporation as Lender and Trailer Bridge, Inc. as
                              Borrower

2 10.15.1         --          First Amendment Dated as of August ___, 2001 to
                              Loan and Security Agreement dated as of December
                              27, 2000 Between General Electric Capital
                              Corporation as Lender and Trailer Bridge, Inc. as
                              Borrower

1 10.16           --          Loan and Security Agreement Dated as of November
                              30, 2001 Between The Estate of M. P. McLean as
                              Lender and Trailer Bridge, Inc. as Borrower

1 10.17           --          First Amendment to Loan and Security Agreement
                              Dated as of November 30, 2001 Between The Estate of M. P. McLean as Lender and Trailer Bridge, Inc.
                              as  Borrower

^^ 18             --          Letter re Change in Accounting principles

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

^ ^ Incorporated by reference to the indicated exhibit to the Company's Form 10-K/A for the year ended December 31, 2000 filed December 14, 2001.

1 Incorporated by reference to the indicated exhibit to the Company's Form 8-K filed January 2002.

2        Filed herewith.

#        Management contract or compensatory plan or arrangement.





         THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED FINANCIAL STATEMENTS OF TRAILER BRIDGE, INC. AS OF AND FOR THE ONE YEAR ENDED DECEMBER 31, 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.