Form 10-Q
period 2002-03-31
TRAILER BRIDGE INC
filed 2002-05-15
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
March 31, 2002                                                  0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                 13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                    32226                 (904) 751-7100
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


                                 YES [X] NO [ ]

         As of May 15, 2002, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

         Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2001 that appear in the Company's Annual Report on Form 10-K.


Statements of Operations for the Three Months Ended March 31, 2002
   and 2001 (unaudited)                                                   Page 3

Balance Sheets as of  March 31, 2002 and December 31, 2001
   (unaudited)                                                            Page 4


Statements of Cash Flows for the Three Months Ended March 31, 2002
   and 2001 (unaudited)                                                   Page 5


Notes to Financial Statements as of  March 31, 2002                       Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three Months
                                                                              Ended March 31,
                                                                   --------------------------------------
                                                                         2002                 2001
                                                                   -----------------    -----------------

    OPERATING REVENUES .......................................        $17,480,126          $20,636,713
    OPERATING EXPENSES:
       Salaries wages, and benefits ..........................          3,973,364            4,435,428
       Rent and purchased transportation:
          Related Party ......................................          1,809,000            1,809,000
          Other ..............................................          4,394,201            6,865,071
       Fuel ..................................................          1,616,323            2,850,887
       Operating and maintenance
          (exclusive of depreciation shown
          separately below) ..................................          4,016,727            6,047,753
       Taxes and licenses ....................................            180,385              181,968
       Insurance and claims ..................................            625,771              636,072
       Communications and utilities ..........................            158,714              170,040
       Depreciation and amortization .........................            920,590            1,298,202
       Other operating expenses ..............................            304,076              874,466
                                                                   -----------------    -----------------
                                                                       17,999,151           25,168,887
                                                                   -----------------    -----------------
    OPERATING LOSS............................................           (519,025)          (4,532,174)
    NONOPERATING INCOME
       (EXPENSE):
       Interest expense, net..................................           (723,147)            (873,862)
       (Loss) gain on sale of equipment and other, net........            (68,362)              31,883
                                                                   -----------------    -----------------
                                                                         (791,509)            (841,979)
                                                                   -----------------    -----------------

    LOSS BEFORE BENEFIT
       FOR INCOME TAXES.......................................         (1,310,534)          (5,374,153)
    BENEFIT FOR INCOME TAXES .................................                  -                    -
                                                                   -----------------    -----------------
    NET LOSS..................................................     $   (1,310,534)         $(5,374,153)
                                                                   =================    =================

    NET LOSS PER SHARE........................................     $        (0.13)             $ (0.55)
                                                                   =================    =================

    WEIGHTED AVERAGE
       SHARES OUTSTANDING ....................................          9,777,500            9,777,500
                                                                   =================    =================

See accompanying notes.

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                               March 31,                    December 31,
                                                                                 2002                           2001
                                                                           -----------------             -------------------
ASSETS                                                                        (Unaudited)
Current Assets:
      Cash and cash equivalents                                            $    156,807                  $      441,320
      Marketable securities                                                      57,443                          61,403
      Trade receivables, less  allowance for doubtful
           accounts of $1,532,763 and $1,118,083                             10,635,929                      10,547,863
      Other receivables                                                          15,218                          34,272
      Prepaid expenses                                                          887,374                       1,258,125
      Assets held for sale                                                            -                         305,873
                                                                           -----------------             -------------------
           Total current assets                                              11,752,771                      12,648,856

Property and equipment, net                                                  52,672,624                      53,616,664
Other assets                                                                  1,411,735                       1,458,225
                                                                           -----------------             -------------------
TOTAL ASSETS                                                               $ 65,837,130                  $   67,723,745
                                                                           =================             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                     $  7,544,567                  $    9,622,215
      Accrued liabilities                                                     3,900,412                       4,824,789
      Current portion of notes payable                                        4,460,149                      18,742,140
      Unearned revenue                                                          832,898                         832,898
                                                                           -----------------             -------------------
           Total current liabilities                                         16,738,026                      34,022,042

Due to Affiliate                                                             23,493,534                      19,577,513
Long-term debt, less current obligations                                     35,625,335                      22,833,420
Derivative financial instrument                                                  35,952                          35,952
                                                                           -----------------             -------------------
TOTAL LIABILITIES                                                            75,892,847                      76,468,927
                                                                           -----------------             -------------------


Stockholders' Equity:
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized; no shares issued or outstanding                                -                               -
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,777,500 shares issued and
           outstanding in 2000 and 1999                                          97,775                          97,775
      Additional paid-in capital                                             39,791,818                      39,791,818
      Accumulated deficit in earnings                                       (49,945,310)                    (48,634,775)
                                                                           -----------------             -------------------
           TOTAL STOCKHOLDERS' EQUITY                                       (10,055,717)                     (8,745,182)
                                                                           -----------------             -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 65,837,130                  $   67,723,745
                                                                           =================             ===================

See accompanying notes.

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
          For the three months ended March 31, 2002 and March 31, 2001
                                   (Unaudited)

                                                                                    March 31,                     March 31,
                                                                                       2002                          2001
                                                                                -------------------            -----------------
Operating activities:
       Net loss                                                                 $   (1,310,534)                $  (5,374,153)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                              920,590                     1,298,202
            Provision for doubtful accounts                                            477,271                       491,785
            Gain on sale of fixed assets                                               (70,401)                      (31,883)
            Unrealized gain (loss)                                                       3,960
            Decrease (increase) in:
              Trade receivables                                                       (565,337)                     (878,058)
              Other receivables                                                         19,054                        75,239
              Prepaid expenses                                                         370,751                       394,765
              Assets held for sale                                                     305,873
            Increase (decrease) in:
              Accounts payable                                                      (2,077,648)                     (717,385)
              Accrued liabilities                                                     (834,746)                      192,926
              Due from related party                                                         0                         2,007

                                                                                -------------------            -----------------
       Net cash used in operating activities                                        (2,761,167)                   (4,546,555)
                                                                                -------------------            -----------------

Investing activities:
       Additions to and construction of property and equipment                        (375,006)                       35,138
       Proceeds from sale of property and equipment                                    379,226                       105,745
       Decrease in other assets                                                         46,490                        46,531
       Increase in restricted cash and investments                                           0                             0
                                                                                -------------------            -----------------
                 Net cash provided by investing activities                              50,710                       187,414
                                                                                -------------------            -----------------

Financing activities:
       Proceeds from borrowing on revolving line of credit                          (1,246,060)                    2,027,311
       Proceeds from borrowing from affiliate                                        3,916,021                     3,080,165
       Proceeds from borrowing under capital lease obligations                         375,006
       Reductions in due to affiliate                                                                             (1,809,000)
       Additions to paid-in capital                                                                                1,809,000
       Principal payments on notes payable                                            (470,572)                  (1,039,404)
       Principal payments under capital lease obligations                             (148,450)                     (22,077)
                                                                                -------------------            -----------------
                 Net cash provided by financing activities                           2,425,945                     4,045,995
                                                                                -------------------            -----------------

       Net decrease in cash and cash equivalents                                      (284,512)                     (313,146)
       Cash and cash equivalents, beginning of the period                              441,320                       865,167
                                                                                -------------------            -----------------

       Cash and cash equivalents, end of period                                 $      156,807                 $     552,021
                                                                                ===================            =================

See accompanying notes.

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002



1.   BASIS OF PRESENTATION

         The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 2001 that appear in the Form 10-K.

         Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead must be tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's financial position and results of operations.

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

2.   COMPANY LIQUIDITY AND MANAGEMENT'S FURTHER CONTINGENCY PLANS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss in the three months ended March 31, 2002 of $1,310,534. As of March 31, 2002, current liabilities exceeded current assets by $4,985,255 and total liabilities exceeded total assets by $10,055,717. These factors among others may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

         The financial statements do not include any adjustments relating to the recoverability and classification of recoreded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company's projected cash flows from operations combined with continued funding of its revolving line of credit, maintenance of its vendor relationships and liquidity assistance from certain of its affiliates are all necessary to produce sufficient available liquidity to maintain its current level of operations through calendar 2002 and the first quarter of 2003. Such projections include certain agreements with affiliates to assist the Company in meeting its cash flow requirements. Additionally, the Company intends to seek certain principal deferrals by the Company's lenders. No assurance can be made that the Company will be able to obtain such agreements with its affiliates or with its lenders. Therefore, there is substantial doubt as to the Company's ability to continue as a going concern.

         Subsequent to the end of the three month period ended March 31, 2002 the Company entered into an agreement with an affiliate to provide $4.0 million of cash to the Company. When the transaction is completed and fully documented $2.0 million will be a loan to the Company bearing an 8.03% fixed interest rate, with no principal payments for two years and quarterly interest payments in arrears. The loan will be secured by the same collateral supporting a similar $3.0 million loan made in January 2002. The additional $2.0 million will purchase newly issued preferred stock with no coupon and no redemption that is convertible into 1,955,000 shares of common stock. Pending the completion of the necessary documentation related to the transaction, the affiliate has loaned $4.0 million to the Company under a demand note bearing the same 8.03% interest rate. Separately, Kadampanattu Corp., also an affiliate of the Company, has agreed to allow Trailer Bridge to defer payment on certain amounts due under the charter of the two roll-on/roll-off vessels, through at least the end of 2002.

         The Company believes the $4.0 million cash infusion it obtained subsequent to the three month period ended March 31, 2002 combined with projected cash flows from operations; continued funding of its revolving credit line and maintenance of its vendor relationships will be sufficient for it to meet its ongoing operational needs and debt service obligations through at least the end of 2002.

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

         The accompanying unaudited financial statements include all adjust-ments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 2001 that appear in the Form 10-K.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended March 31, 2002 and 2001
------------------------------------------

         Operating revenues for the three months ended March 31, 2002 were $17,480,126 a decrease of $3,156,587 or 15.3%, compared to the first quarter of 2001. With the discontinuation of the Northeast service at the beginning of the quarter, the Company had 21.5% less overall vessel capacity deployed in the Puerto Rico lane compared to the first quarter of 2001. The Company's total volume of freight moving to and from Puerto Rico decreased 17.6% compared to the year earlier period.

         With the discontinuation of the Northeast service, the Company believes that volume and yield comparisons solely related to freight moving via Jacksonville are most relevant. For the three months ended March 31, 2002, total southbound volume over Jacksonville increased 6.3% compared to the year earlier period and 7.8% sequentially from the fourth quarter of 2001. Northbound, total volume over Jacksonville decreased 31.2% from the year ago period and 11.7% sequentially from the fourth quarter. The effective yield of all of the southbound cargo moving via Jacksonville represented a decrease of 2.7% from the year earlier period but an increase of 1.2% sequentially from the fourth quarter. In the other direction, the effective yield of all northbound cargo moving over Jacksonville increased 12.4% from the year ago period and 4.9% sequentially from the fourth quarter of 2001.

         The Company's Puerto Rico deployed vessel capacity utilization overall during the first quarter was 76.3% to Puerto Rico and 18.3% from Puerto Rico compared to 70.7% and 22.0%, respectively, during the first quarter of 2001. The first quarter capacity utilization figures for the three months ended March 31, 2002 represented improvement in both directions sequentially from the fourth quarter of 2001 when deployed vessels were utilized 66.0% southbound and 17.0% northbound. The Company had an average of 178 tractor units operating on the mainland during the three months ended March 31, 2002, generating 9,076 miles per month of which 79.6% were loaded, an improvement in efficiency from the year earlier period (9,202 and 74.7%, respectively) as well as sequentially from the fourth quarter of 2001 (8,743 and 78.2%, respectively).

         Operating expenses decreased $7.2 million for the three months ended March 31, 2002 from $25.2 million for the same period in 2001 to $18.0 million. The termination of the Company's Northeast service resulted in significant decreases in operating expenses related to salary, wages and benefits; purchased transportation, primarily due to decreased tug charter hire expense; fuel expense; and operation and maintenance expense.

         The operating loss for the three months ended March 31, 2002 was $519,025, as compared to an operating loss of $4,532,174 in the prior year period. Compared to the first quarter of 2001, operating income improved by $4,013,149 due to discontinuing the Northeast service, reductions in headcount and equipment, an array of other cost-cutting initiatives and the absence of the $877,865 dry-docking expense in the year ago quarter. As a result of the above, the operating ratio was 103.0% during the three months ended
March 31, 2002 compared to the 122.0% operating ratio during the year earlier period. Net interest expense of $723,147 was down $150,715 from the year earlier period due primarily to lower interest rates. The Company also realized a net loss of $68,362 from non-operating items during three months ended March 31, 2002 compared to a gain of $31,883 in the year earlier period.

         The Company's loss before income taxes for the first quarter ended March 31, 2002 was $1,310,534, compared to a pre-tax loss of $5,374,153 in the year earlier period. After a full valuation allowance for income tax credits, the net loss for the first quarter remained at $1,310,534, or $.13 per share, as compared to a net loss of $5,374,153 or $.55 per share, for the year earlier period.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operations was $2.8 million during the three months ended March 31, 2002 compared to net cash used by operations of $4.5 million during the same period in 2001. Net cash provided by investing activities of $50,710 during the three months ended March 31, 2002 reflects $379,226 in proceeds from the sale of equipment, partially offset by $375,006 of additions to and construction of property and equipment, which were primarily attributable to payments for trailers. Net cash provided from financing activities was $2.4 million during the three months ended March 31, 2002 compared to $4.0 million during the three months ended March 31, 2001. Net cash provided from financing activities of $2.4 million consisted of $3.9 million in notes payable to affiliates, consisting of $3.0 million in cash advances and $916,021 in deferred charterhire, and net proceeds from capital lease obligations of $226,556, partially offset by $1.2 million paid on notes payable under the Company's borrowing facility, and payments of $470,572 on notes payable.

         At March 31, 2002, cash amounted to $156,807, working capital was a negative $5.0 million, and stockholders' equity was a negative $10.0 million.

         Subsequent to March 31, 2002, the Company received a waiver from its senior lender of all existing defaults under financial and other covenants contained in its credit agreement. Additionally, the senior lender set new covenants with which the Company believes it can comply.

         As of March 31, 2002, the Company had $4.7 million drawn under the credit facility against a borrowing base of $5.3 million that is secured by net receivables of $7.3 million.

         Due to the Company's financial performance during 2001 and the resulting lack of liquidity the Company is beyond its historical payment terms with many of its vendors and lessors.

         Subsequent to the end of the three month period ended March 31, 2002 the Company entered into an agreement with an affiliate to provide a $4.0 million of cash to the Company. When the transaction is completed and fully documented $2.0 million will be a loan to the Company bearing an 8.03% fixed interest rate, with no principal payments for two years and quarterly interest payments in arrears. The loan will be secured by the same collateral backing up a similar $3.0 million loan made in January 2002. The additional $2.0 million will purchase newly issued preferred stock with no coupon and no redemption that is convertible into 1,955,000 shares of common stock. Pending the completion of the necessary documentation related to the transaction, the affiliate has loaned $4.0 million to the Company under a demand note bearing the same 8.03% interest rate. Separately, Kadampanattu Corp., also an affiliate of the Company, has agreed to allow Trailer Bridge to defer payment on certain amounts due under the charter of the two roll-on/roll-off vessels, through at least the end of 2002.

         The Company believes the $4.0 million cash infusion it obtained subsequent to the three month period ended March 31, 2002 combined with projected cash flows from operations; continued funding of its revolving credit line and maintenance of its vendor relationships will be sufficient for it to meet its ongoing operational needs and debt service obligations through at least the end of 2002. Ultimately, the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and its ability to attain successful operations.

MARKET CONDITIONS.

         The market in which the Company operates, the United States to Puerto Rico trade lane, remained hyper-competitive with significant over capacity through the three months ended March 31, 2002. Beginning in 2002, the Company reduced its capacity by ceasing to operate its Northeast Service. Subsequent to March 31, 2002 the Company's competitors significantly reduced their capacity. One of the Company's competitors, NPR, which had operated under Chapter 11 bankruptcy protection since March 2001, ceased all of its operations by selling its vessel and other assets to another competitor. The purchaser has chosen not to operate any of the three sailings per week formerly operated by NPR. Another competitor, CSX Lines, announced it was adding a weekly sailing to its service. This net reduction of two sailings per week in the Puerto Rico trade lane should ease the over capacity in the trade resulting in better vessel utilization and more compensatory freight rates. Despite the reduction in capacity in the trade lane no assurance can be made that market conditions will improve or that competitive pressures will not increase.

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

         The Company has corrected certain areas of its non-compliance but has been unable to attain full compliance with the applicable maintenance standards. The Company intends to appeal any written notification that the Company's common stock will be delisted from the NASDAQ National Market to the Listing Qualification Panel, while continuing to work with NASDAQ on attaining full compliance.

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

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                                                                Page Number or
                                                                ---------------
Exhibit                                                         Incorporated by
-------                                                         ----------------
Number                     Description                           Reference to
------                     -----------                           ------------

10.15.2        Second Amendment to Loan and Security Agreement
               Dated as of May 1, 2002 by and between Trailer
               Bridge, Inc. And General Electric Capital
               Corporation

10.18          Loan and Security Agreement Dated as of May ___,
               2002 Between Transportation Receivables 1992, LLC as Lender And Trailer Bridge, Inc. as Borrower

10.19          Securities Purchase Agreement between Trailer
               Bridge, Inc., and Transportation Receivables
               1992, LLC

10.20 Intercreditor Agreement, dated as of May 1, 2002 by and among Transportation Receivables 1992, LLC,
               General Electric Capital Corporation and Trailer
               Bridge, Inc.

10.21          Demand Promissory Note dated April 2, 2002 for
               $4,000,000 to Transportation Receivables 1992, LLC

(b) The Company filed a report on Form 8-K dated April 2, 2002 on April 8, 2002 (Item 9 Regulation FD Disclosure).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       TRAILER BRIDGE, INC.


Date: May 15, 2002                     By:  /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman and Chief
                                            Executive Officer


Date: May 15, 2002                     By:  /s/ Mark A. Tanner
                                          --------------------------------------
                                            Mark A. Tanner
                                            Vice President of Administration
                                            and Chief Financial Officer