Form 10-Q
period 2002-06-30
TRAILER BRIDGE INC
filed 2002-08-12
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                              Commission file number
June 30, 2002                                              0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                       32226                 (904) 751-7100
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


                                 YES [X] NO [ ]

            As of August 8, 2002, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements.


Statements of Operations for the Three and Six Months Ended
             June 30, 2002 and 2001 (unaudited)                           Page 3

Balance Sheets as of June 30, 2002 and December 31, 2001 (unaudited)      Page 4


Statements of Cash Flows for the Six Months Ended June 30, 2002
            and 2001 (unaudited)                                          Page 5

Notes to Financial Statements as of June 30, 2002                         Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months                       Six Months
                                                                        Ended June 30,                     Ended June 30,
                                                                    2002             2001              2002               2001
                                                               --------------   --------------    ---------------    ---------------

OPERATING REVENUES .........................................   $  18,116,637    $  21,659,184     $   35,596,763     $   42,295,897
OPERATING EXPENSES:
   Salaries wages, and benefits ............................       3,541,216        4,355,301          7,514,580          8,814,694
   Rent and purchased transportation:
      Related Party ........................................       1,829,100        1,829,100          3,638,100          3,638,100
      Other ................................................       4,813,000        6,773,095          9,207,201         13,614,201
   Fuel ....................................................       1,867,839        2,949,903          3,484,162          5,800,790
   Operating and maintenance
      (exclusive of depreciation shown separately
      below)................................................       3,618,777        6,356,696          7,635,504         12,404,450
   Taxes and licenses ......................................          96,462          236,668            276,847            418,636
   Insurance and claims ....................................         838,624          621,217          1,464,395          1,257,289
   Communications and utilities ............................         166,009          157,714            324,723            327,753
   Depreciation and amortization............................         825,676        1,224,208          1,746,266          2,522,410
   Other operating expenses ................................         981,883        1,287,130          1,285,959          2,161,596
                                                                -------------    -------------     --------------     --------------
                                                                  18,578,586       25,791,032         36,577,737         50,959,919
                                                                -------------    -------------     --------------     --------------
OPERATING LOSS..............................................        (461,949)      (4,131,848)          (980,974)        (8,664,022)
NONOPERATING INCOME
   (EXPENSE):
   Interest expense, net ...................................        (806,489)        (810,678)        (1,529,636)        (1,684,540)
   Gain (loss) on sale of equipment and other, net..........         138,140         (218,419)            69,778           (186,536)
                                                                -------------    -------------     --------------     --------------
                                                                    (668,349)      (1,029,097)        (1,459,858)        (1,871,076)

LOSS BEFORE BENEFIT
   FOR INCOME TAXES.........................................      (1,130,298)      (5,160,945)        (2,440,832)       (10,535,098)
BENEFIT FOR INCOME TAXES ...................................               -                -                  -                  -
                                                                -------------    -------------     --------------     --------------
NET LOSS....................................................   $  (1,130,298)   $  (5,160,945)    $   (2,440,832)    $  (10,535,098)
                                                                =============    =============     ==============     ==============
NET LOSS PER SHARE..........................................   $       (0.12)   $       (0.53)    $        (0.25)    $        (1.08)
                                                                =============    =============     ==============     ==============
WEIGHTED AVERAGE
   SHARES OUTSTANDING ......................................       9,777,500        9,777,500          9,777,500          9,777,500
                                                                =============    =============     ==============     ==============


                       See Notes to Financial Statements.

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                    June 30,              December 31,
                                                                                      2002                   2001
                                                                             ------------------     ------------------
ASSETS
Current Assets:
       Cash and cash equivalents                                             $       2,143,679      $         441,320
       Marketable securities                                                            61,717                 61,403
       Trade receivables, less  allowance for doubtful
              accounts of $1,302,596 and $1,118,083                                 11,396,458             10,547,863
       Other receivables                                                                17,105                 34,272
       Prepaid expenses                                                                652,167              1,258,125
       Assets held for sale                                                                  -                305,873
                                                                              -----------------      -----------------
              Total current assets                                                  14,271,126             12,648,856

Property and equipment, net                                                         51,850,420             53,616,664
Other assets                                                                         1,379,210              1,458,225
                                                                              -----------------      -----------------
TOTAL ASSETS                                                                 $      67,500,756      $      67,723,745
                                                                              =================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                      $       6,334,384      $       9,622,215
       Accrued liabilities                                                           3,024,885              4,824,789
       Current portion of notes payable                                              4,221,103             18,742,140
       Unearned revenue                                                                909,198                832,898
                                                                              -----------------      -----------------
              Total current liabilities                                             14,489,570             34,022,042

Due to Affiliates                                                                   26,329,322             19,577,513
Long-term debt, less current obligations                                            35,947,043             22,833,420
Derivative financial instrument                                                              -                 35,952
                                                                              -----------------      -----------------
TOTAL LIABILITIES                                                                   76,765,935             76,468,927
                                                                              -----------------      -----------------


Stockholders' Equity (Deficit):
       Preferred stock series A, $.01 par value, 1,000,000 shares
              authorized; 19,550 shares issued and outstanding                             196                      -
       Common stock, $.01 par value, 20,000,000 shares
              authorized; 9,777,500 shares issued and
              outstanding at 2002 and 2001                                              97,775                 97,775
       Additional paid-in capital                                                   41,712,457             39,791,818
       Accumulated deficit                                                         (51,075,607)           (48,634,775)
                                                                              -----------------      -----------------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (9,265,179)            (8,745,182)
                                                                              -----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $      67,500,756      $      67,723,745
                                                                              =================      =================


                       See Notes to Financial Statements.

                              TRAILER BRIDGE, INC.

                            STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 2002 and June 30, 2001
                                   (Unaudited)

                                                                                       June 30,            June 30,
                                                                                         2002                2001
                                                                               -------------------    ------------------
Operating activities:
         Net loss                                                              $      (2,440,832)     $    (10,535,098)
         Adjustments to reconcile net loss to net cash
           used in operating activities:
              Depreciation and amortization                                            1,746,266             2,522,410
              Provision for doubtful accounts                                            184,513             1,382,964
              (Gain) loss on sale of fixed assets                                        (69,464)              186,536
              Unrealized gain on marketable securities                                      (314)
              Decrease (increase) in:
                Trade receivables                                                     (1,033,108)           (2,755,057)
                Other receivables                                                         17,167                74,116
                Prepaid expenses                                                         605,958               175,891
                Assets held for sale                                                     305,873
              Increase (decrease) in:
                Accounts payable                                                      (3,287,831)              356,234
                Accrued liabilities                                                   (1,799,904)              769,549
                Due from related party                                                                           2,007
                Unearned revenue                                                          76,300
                                                                               ------------------     ------------------
         Net cash used in operating activities                                        (5,695,376)           (7,820,448)
                                                                               ------------------     ------------------

Investing activities:
         Additions to and construction of property and equipment                        (423,065)             (473,295)
         Proceeds from sale of property and equipment                                    512,507               963,545
         Decrease in other assets                                                         79,015                86,301
                                                                               ------------------     ------------------
                   Net cash provided by investing activities                             168,457               576,551
                                                                               ------------------     ------------------

Financing activities:
         Proceeds from (payments on) borrowing on revolving line
                of credit, net                                                          (552,597)            1,722,492
         Proceeds from borrowing from affiliates, net                                  6,751,809             7,075,651
         Proceeds from borrowing under capital lease obligations                         375,006
         Issuance of Preferred Series A Convertible Stock                              1,920,835
         Principal payments on notes payable                                            (933,327)           (1,627,387)
         Principal payments under capital lease obligations                             (296,496)              (44,709)
         Derivative instrument payment                                                   (35,952)
                                                                               ------------------     ------------------
                   Net cash provided by financing activities                           7,229,278             7,126,047
                                                                               ------------------     ------------------

         Net increase (decrease) in cash and cash equivalents                          1,702,359              (117,850)
         Cash and cash equivalents, beginning of the period                              441,320               865,167
                                                                               ------------------     ------------------

         Cash and cash equivalents, end of period                              $       2,143,679      $        747,317
                                                                               ==================     ==================
Non cash transactions
         Capital contributed from affiliate                                    $               -      $      1,809,000
                                                                               ==================     ==================

                       See Notes to Financial Statements.

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2002


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


2.   COMPANY LIQUIDITY

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss in the six months ended June 30, 2002 of $2,440,832. As of June 30, 2002, current liabilities exceeded current assets by $218,454 and total liabilities exceeded total assets by $9,265,179. These factors among others may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

            The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

            The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company's projected cash flows from operations combined with its revolving line of credit and maintenance of its vendor relationships are expected to produce sufficient available liquidity to maintain its current level of operations through calendar 2002 and the second quarter of 2003.

            During the quarter ended June 30, 2002 the Company borrowed $5 million from an affiliate, Transportation Receivables 1992, LLC. The proceeds of this borrowing were used to repay $3 million borrowed in the first quarter from a related affiliate, the Estate of M. P. McLean and to provide $2 million in working capital. In addition the same affiliate purchased Preferred series A convertible stock for $2 million the proceeds of which were also available for working capital. Separately, Kadampanattu Corp., also an affiliate of the Company, has agreed to allow Trailer Bridge to defer payment on certain amounts due under the charter of the two roll-on/roll-off vessels, through at least the end of 2002. Kadampanattu Corp. has also agreed to convert $20.3 million to non-convertible preferred stock if such conversion would be sufficient to regain compliance with the applicable maintenance standards of the Nasdaq National Stock Market and result in the Company's continued listing thereon.

            The Company believes the $4.0 million cash infusion it obtained during the quarter combined with projected cash flows from operations, its revolving credit line and maintenance of its vendor relationships will be sufficient for it to meet its ongoing operational needs and debt service obligations through at least June 30, 2003.

3.   SERIES A PREFERRED

            In May 2002, the Company issued 19,550 shares of Series A preferred stock for a total purchase price of $2 million. The Series A preferred stock has a liquidation preference equal to its original purchase price. In the event of the liquidation of the Company, unless the holders of the Series A preferred stock elected to convert their shares to common stock, the holders of common stock would not be entitled to receive any distributions after the payment or provision for the Company's liabilities until the liquidation preference had been paid in full.

            The Company is prohibited from paying any dividend on or redeeming or acquiring any shares of its common stock without the prior written consent of the holders of a majority of the outstanding shares of Series A preferred stock.

            Each share of Series A preferred stock is convertible into 100 shares of common stock at any time, at the holder's election, subject to customary anti-dilution protection. The Series A preferred stock votes together with the common stock, as a single class, except where class voting is required by Delaware law, with each share of Series A preferred stock entitled to 35.52 votes per share.

            The Company sold the Series A preferred stock described above on May 23, 2002, to Transportation Receivables 1992, LLC, an entity wholly-owned by the estate of M. P. McLean, which is the majority shareholder of the Company.


4.   SEGMENTS

            The Company's primary business is to transport freight from its origination point in the continental United States to San Juan, Puerto Rico and from San Juan, Puerto Rico to its destination point in the continental United States. The Company provides a domestic trucking system and a barge vessel system, which work in conjunction with each other to service its customers. The Company would not employ either system separately; therefore segment reporting is not necessary.

5.   LONG-TERM DEBT

Following is a summary of long-term debt at June 30, 2002 and December 31, 2002:

                                                                           June 30,              December 31,
                                                                             2002                    2001

Ship-financing bonds and notes (Title XI) maturing on
March 30, 2023; payable in semi-annual installments
of principal and interest; interest is fixed at 6.52%;
collateralized by vessels with a carrying value of
$16,259,189 at June 30, 2002; amount is
guaranteed by The United States of America
under the Title XI Federal Ship Financing Program                     $      14,887,840       $    14,887,840

Ship-financing bonds and notes (Title XI) maturing on
September 30, 2022; payable in semi-annual installments
of principal and interest; interest is fixed at 7.07%;
collateralized by vessels with a carrying value of
$10,324,976 at June 30, 2002; amount is
guaranteed by The United States of America
under the Title XI Federal Ship Financing Program                             9,042,900             9,042,900

Term loan under $29 million credit facility maturing
between April 1, 2001 and January 31, 2004; payable
in monthly installments of principal and interest;
interest at a rate of 4.25% above the 30-day dealer
commercial paper rate (6.02% at June 30, 2002);
collateralized by trailers with a carrying value of
$16,822,522 at June 30, 2002                                                  9,857,143            10,714,286

Revolving line of credit under $29 million credit facility;
interest at a rate of 3.75% above the 30-day dealer
commercial paper rate (5.52% at June 30, 2002);
collateralized by accounts receivable                                         4,624,604             5,123,129

Revolving line of credit under $29 million credit facility;
interest at a rate of 6.00% above the 30-day dealer
commercial paper rate (7.77% at June 30, 2002);
collateralized by accrued receivable                                            784,666               838,738

Note payable to bank maturing October 2006; payable
in monthly installments of  principal and interest; interest at a rate of 2.00% above the LIBOR market index rate
(3.84% at June 30, 2002); collateralized by land and
buildings and structures with a carrying value of
$2,121,525 at June 30, 2002                                                     735,816               812,000




Capital lease obligations maturing in 2002; payable in
monthly installments of principal and interest; interest
at 10.00%; collateralized by computer equipment                                                         3,686

Capital lease obligations maturing in 2002; payable in
monthly installments of principal and interest; interest
at 4.90%; collateralized by trailers                                            235,177               152,981
                                                                      -------------------     -------------------


                                                                             40,168,146            41,575,560
Less current portion                                                         (4,221,103)          (18,742,140)
                                                                      -------------------     -------------------

                                                                      $      35,947,043       $    22,833,420
                                                                      ===================     ===================


During the quarter ended June 30, 2002, the Company renegotiated the covenants contained in the loan and security agreement. As of June 30, 2002, the Company was in compliance with the newly negotiated financial restrictions and as a result, the debt is classified as long term.

The note payable collateralized by land and buildings has provisions, which allow the lendor to call the note if the Company is out of compliance with covenants of other debt agreements. Accordingly, the note payable has been classified as long term debt as of June 30, 2002.

These notes were classified as current as of December 31, 2001 as a result of the non-compliance with the original covenants.

As of June 30, 2002, the Company is in default of the financial covenants contained in the Title XI debt agreements and as a result is prohibited from certain financial activities that would impact the financial position of the Company including withdrawing capital, redeeming common stock, paying dividends, making loans and investments in securities of any affiliate. The Company is in compliance with these financial restrictions and as a result, the debt continues to be classified as long term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2002 and 2001
-----------------------------------------

            With the discontinuation of the Northeast service at the end of 2001, the Company had 28.1% less overall vessel capacity deployed in the Puerto Rico lane during the three months ended June 30, 2002 compared to the second quarter of 2001. With this capacity reduction, the Company's total volume of freight moving to and from Puerto Rico decreased 17.3% compared to the year earlier period. Operating revenues for the three months ended June 30, 2002 were $18,116,637 a decrease of $3,542,548 or 16.4%, compared to the second quarter of 2001. The Company's Puerto Rico deployed vessel capacity utilization overall during the three months ended June 30, 2002 was 75.5% to Puerto Rico and 21.3% from Puerto Rico significantly better than the 65.6% and 19.5%, respectively, during the second quarter of 2001. The Company had an average of 178 tractor units operating on the mainland during the three months ended June 30, 2002, generating 9,383 miles per month of which 82.1% were loaded.

            Operating expenses decreased $7.2 million for the three months ended June 30, 2002 from $25.8 million for the same period in 2001 to $18.6 million. The termination of the Company's Northeast service resulted in significant decreases in operating expenses related to salary, wages and benefits; purchased transportation; fuel expense; and operation and maintenance expense. Salaries, wages and benefits expense decreased $814,085 primarily due to reductions in headcount, driver payroll and less workers compensation expense. Rent and purchased transportation decreased $2.0 million due to decreased tug charter hire expense and less equipment rent due to the termination of short-term leases on excess trailers. Fuel expense decreased $1.1 million due to less consumption from operating two less tugs and operating fewer company trucks. Operating and maintenance expense decreased $2.7 million resulting from less stevedoring, wharfage and vessel maintenance expense. Vessel maintenance expense decreased primarily due to a non-recurring charge for dry docking expense incurred the year earlier period. Depreciation expense decreased by $398,532 due to reductions in equipment fleet and less depreciation expense on tractors and vessels. All remaining operating expenses decreased a net amount of $219,761, consisting of decreases in depreciation and amortization, taxes and licenses, and other expenses, partially offset by increases in insurance, claims and communications. The total costs associated with the three laid-off triple-stack box carrier vessels during the three months ended June 30, 2002, net of charter income, were $478,687.

            The operating loss for the three months ended June 30, 2002 was $461,949, as compared to an operating loss of $4,131,848 in the prior year period. Compared to the second quarter of 2001, operating loss improved by $3,669,899, due to discontinuing the Northeast service, reductions in headcount and equipment, and other cost-cutting initiatives. As a result of the above, the operating ratio was 102.5% during the three months ended June 30, 2002, compared to the 119.1% operating ratio during the year earlier period. Net interest expense of $806,489 was down minimally from the year earlier period due primarily to lower interest rates. The Company also realized a gain of $138,140 from non-operating items during three months ended June 30, 2002 compared to a loss of $218,419 in the year earlier period.

            The Company's loss before income taxes for the second quarter ended June 30, 2002 was $1,130,298 compared to a pre-tax loss of $5,160,945 in the year earlier period. Due to the Company's continued losses a full valuation allowance is provided for its income tax asset. Therefore, the net loss for the first quarter remained at $1,130,298, or $.12 per share, as compared to a net loss of $5,160,945 or $.53 per share, for the year earlier period.

            With the discontinuance of the Company's Northeast service at the end of 2001, the Company believes that volume and yield comparisons solely related to freight moving via Jacksonville are most relevant. For the three months ended June 30, 2002 compared to the same period a year earlier, total southbound volume over Jacksonville increase 3.0%. The Company's core southbound trailer volume from Jacksonville to Puerto Rico increased 3.1%, new and used cars moving to Puerto Rico increased 34.0% and 14.3% respectively, while shipper owned or leased equipment ("SOL") and freight not in trailers ("NIT") decreased 38.4% and 9.2%, respectively.

            Northbound, total volume over Jacksonville decreased 7.5% for the three months ended June 30, 2002 compared to the same period a year earlier. The Company's northbound trailer volume from Puerto Rico to Jacksonville decreased 15.5% but was partially offset by increase in northbound movement of automobiles.

            Due to rate decreases resulting from the hyper-competitive conditions in the second half of 2001, the effective yield of all the southbound and northbound freight moving via Jacksonville decreased 3.5% and 8.4%, respectively from the year earlier period.

            During the three month period ending June 30, 2002 a competitor with a 27% market share which had been operating under Chapter 11 of the bankruptcy code since March 2001 sold its vessel assets to another competitor. Shortly after that transaction was finalized in mid-May, the purchaser began taking steps that effectively resulted in two-thirds of the capacity of the purchased vessels that were deployed being permanently removed from the Puerto Rico market. The Company believes this action represents 20% reduction of the overall capacity in the tradelane. The Company believes that this previous level of excess capacity has been the root cause of the hyper-competitive conditions in the Puerto Rico market in recent years, particularly in 2001. With this change, the Company believes it and the other remaining carriers in the lane will benefit from greater asset utilization and an unwinding of the unsustainable pricing characteristic of recent years. The Company's own effective yield on core southbound loads is down approximately 25% from five years ago.

Six Months Ended June 30, 2002 and 2001
---------------------------------------

            With the discontinuation of the Northeast service at the end of 2001, the Company had 24.0% less overall vessel capacity deployed in the Puerto Rico lane compared to the year earlier period. The Company's total volume of freight moving to and from Puerto Rico decreased 17.5% compared to the year earlier period. Operating revenues for the six months ended June 30, 2002 were $35,596,763 a decrease of $6.7 million, or 15.8%, compared to the year earlier period.

            The Company's Puerto Rico deployed vessel capacity utilization overall during the six months ended June 30, 2002 was 75.9% to Puerto Rico and 19.9% from Puerto Rico compared to 68.0% and 20.7%, respectively, during the year earlier period. The Company had an average of 179 tractor units operating on the mainland during the six months ended June 30, 2002, generating 9,189 miles per month of which 80.9% were loaded.

            Largely resulting from the 24.0% decrease in overall vessel capacity to Puerto Rico, operating expenses decreased $14.4 million, 28.2%, for the six months ended June 30, 2002 from $51.0 million for the same period in 2001 to $36.6 million. The termination of the Company's Northeast service resulted in significant decreases in operating expenses related to salary, wages and benefits; purchased transportation, primarily due to decreased tug charter hire expense; fuel expense; depreciation; and operation and maintenance expense.

            The operating loss for the six months ended June 30, 2002 was $980,974 compared to an operating loss of $8,664,022 in the prior year period. Compared to the six months ended June 30, 2001, operating loss improved by $7,683,048, due to discontinuing the Northeast service, reductions in headcount and equipment, and other cost-cutting initiatives. As a result of the above, the operating ratio was 102.8% during the six months ended June 30, 2002, compared to the 120.5% operating ratio during the year earlier period. Net interest expense of $1,529,636 was down from $1,684,540 in the year earlier period due primarily to lower interest rates. The Company also realized a gain of $69,778 from non-operating items during six months ended June 30, 2002 compared to a loss of $186,536 in the year earlier period. The total costs associated with the three laid-off vessels during the six months ended June 30, 2002, net of charter income, were $953,920.

            The Company's loss before income taxes for the six months ended June 30, 2002 was $2,440,832 compared to a pre-tax loss of $10,535,098 in the year earlier period. Due to the Company's continued losses a full valuation allowance is provided for its income tax asset. Therefore, the net loss for the six months ended June 30 2002 remained at $2,440,832, or $.25 per share, as compared to a net loss of $10,535,098 or $1.08 per share, for the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used by operations was $5.7 million during the six months ended June 30, 2002 compared to net cash used by operations of $7.8 million during the same period in 2001. Net cash provided by investing activities of $168,457 during the six months ended June 30, 2002 reflects $512,507 in proceeds from the sale of equipment, partially offset by $423,065 of additions to and construction of property and equipment, which were primarily attributable to payments for trailers. Net cash provided from financing activities was $7.2 million during the six months ended June 30, 2002 compared to $7.1 million during the six months ended June 30, 2001.

            At June 30, 2002, cash amounted to $2.1 million, working capital was negative $218,444, and stockholders' equity was negative $9.3 million. At June 30, 2002, the Company was in compliance with all financial and other covenants with all its lenders. As of June 30, 2002, the Company had $5.4 million drawn under the credit facility against a borrowing base of $5.5 million that is secured by net receivables of $7.5 million.

            The Company has reduced its payables to non-affiliated vendors by $3.3 million since December 31, 2001.

            During the quarter ended June 30, 2002 the Company borrowed $5 million from an affiliate, Transportation Receivables 1992, LLC. The proceeds of this borrowing were used to repay $3 million borrowed in the first quarter from a related affiliate, the Estate of M. P. McLean and to provide $2 million in working capital the proceeds of which were also available for working capital. In addition the same affiliate purchased Preferred series A convertible stock for $2 million. Separately, Kadampanattu Corp., also an affiliate of the Company, has agreed to allow Trailer Bridge to defer payment on certain amounts due under the charter of the two roll-on/roll-off vessels, through at least the end of 2002. Kadampanattu Corp. has also agreed to convert $20.3 million to non-convertible preferred stock, if such conversion would be sufficient to regain compliance with the applicable maintenance standards of the Nasdaq National Stock Market and result in the Company's continued listing thereon.

            The Series A preferred stock, which has a liquidation preference of $2 million, does not bear preferential dividends but participates with the common stock on an as-converted basis in any common dividends. Shares of Series A preferred are convertible into common stock at a price of $1.022330179 per common share, which was a 23.3% discount of the 30 day average closing price as of March 28, 2002 of $1.33. Except where class voting is required by law, the series A preferred stock votes together with the common stock as a single class, with each share of Series A preferred entitled to 35.52 votes per share (or approximately 35% of the number of votes on an as-converted basis). For additional information concerning the issuance of the Series A preferred stock, see Item 4, "Changes in Securities and Use of Proceeds."

            The Company's projected cash flows from operations combined with its revolving line of credit and maintenance of its vendor relationships are expected to produce sufficient available liquidity to maintain its current level of operations and service its debt obligations through calendar 2002 and the second quarter of 2003.

AFFILIATES OF THE COMPANY

            The Estate of M. P. McLean is the majority shareholder of the Company. John D. McCown, Chairman and Chief Executive Officer of the Company, is a co-executor of the Estate of Malcom P. McLean. F. Duffield Meyercord, director of the Company, is the other co-executor of the Estate of Malcom P. McLean.

            Two companies wholly owned by the Estate of Malcom P. McLean have entered transactions with the Company.

            During the three month period ended June 30, 2002, Transportation Receivables 1992, LLC purchased the Series A convertible stock and provided $5 million in secured loans to the Company. The proceeds of the loan were partially used to repay a $3 million loan outstanding to the Estate of Malcom P. McLean. The Estate of Malcom P. McLean is the sole member of Transportation Receivables 1992, LLC. The Company's Audit Committee based upon a fairness opinion from an independent entity approved all transactions with Transportation
Receivables 1992, LLC. The Company does not expect to enter into any further transactions with the Estate of Malcom P. McLean itself or Transportation Receivables 1992, LLC.

            Kadampanattu Corp., a corporation wholly-owned by the Estate of Malcom P. McLean, charters the two roll-on roll-off vessels to the Company under fixed rate charters entered into with Kadampanattu Corp. at the time of the Company's inception. During the three months ended June 30, 2002 Kadampanattu Corp. deferred receipt of its charterhire and has agreed to such deferrals through the end of calendar year 2002. Kadampanattu Corp. has also advanced funds to the Company on an unsecured basis. At June 30, 2002 the outstanding amount of such indebtedness is $26.3 million. Kadampanattu Corp. has also agreed to convert $20.3 million to non-convertible preferred stock if such conversion would be sufficient to regain compliance with the applicable maintenance standards of the Nasdaq National Stock Market and result in the Company's continued listing thereon. John D. McCown and William G. Gotimer, Jr. are officers and directors of Kadampanattu Corp. Malcom P. McLean, Jr., a director of the Company, is a director of Kadampanattu Corp.

MARKET CONDITIONS.

            The market in which the Company operates, the United States to Puerto Rico trade lane, remained hyper-competitive with significant over capacity through the first half of the three months ended June 30, 2002. Beginning in 2002, the Company reduced its capacity by ceasing to operate its Northeast Service. In mid-May 2002 the Company's competitors significantly reduced their capacity. One of the Company's competitors, NPR, which had operated under Chapter 11 bankruptcy protection since March 2001, ceased all of its operations by selling its vessel and other assets to another competitor. The purchaser has chosen not to operate any of the three sailings per week formerly operated by NPR. Another competitor, CSX Lines, announced it was adding a weekly sailing to its service. This net reduction of two sailings per week in the Puerto Rico trade lane has eased the over capacity in the trade resulting in better vessel utilization and more compensatory freight rates. The Company expects this change in market condition to result in increased capacity utilization and yield in the second half of 2002. Despite the reduction in capacity in the trade lane no assurance can be made that market conditions will improve or that competitive pressures will not increase.


NASDAQ LISTING REQUIREMENTS

            Related to the previously disclosed appeal by the Company of the Nasdaq staff notification regarding the delisting of the Company's common stock from the Nasdaq National Stock Market, on June 27, 2002 the Company had a hearing before the listing qualification panel, where it proposed a course of action to attain full compliance with the applicable maintenance standard. The Company proposed to issue $20.3 million of non-convertible preferred stock in payment of an equal face amount of the Company's debt to its affiliate Kadampanattu Corp. This transaction has been approved by both the Company and Kadampanattu Corp. and will be consummated immediately upon a decision of the listing qualification panel that such transaction cures the Company's non-compliance with NASDAQ maintenance standards thereby permitting the Company's continued listing on the NASDAQ National Stock Market. The Company has not yet received the decision of the listing qualification panel.


FORWARD-LOOKING STATEMENTS

            This report may contain statements that may be considered as forward-looking or predictions concerning future operations and market conditions. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are risk of economic recessions, severe weather conditions, changes in demand for transportation services offered by the Company, and changes in rate levels for transportation services offered by the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has had no material change in market risk in the first six months of 2002. For a discussion of the Company's exposure to market risk see Item 7A of the Company's Annual Report on Form 10-K.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

            In May 2002, the Company issued 19,550 shares of Series A preferred stock for a total purchase price of $2 million. The Series A preferred stock has a liquidation preference equal to its original purchase price. In the event of the liquidation of the Company, unless the holders of the Series A preferred stock elected to convert their shares to common stock, the holders of common stock would not be entitled to receive any distributions after the payment or provision for the Company's liabilities until the liquidation preference had been paid in full.

            The Company is prohibited from paying any dividend on or redeeming or acquiring any shares of its common stock without the prior written consent of the holders of a majority of the outstanding shares of Series A preferred stock.

            Each share of Series A preferred stock is convertible into 100 shares of common stock at any time, at the holder's election, subject to customary anti-dilution protection. The Series A preferred stock votes together with the common stock, as a single class, except where class voting is required by Delaware law, with each share of Series A preferred stock entitled to 35.52 votes per share.

            The Company sold the Series A preferred stock described above on May 23, 2002, to Transportation Receivables 1992, LLC, an entity wholly-owned by the estate of M. P. McLean, which is the majority shareholder of the Company. The Company did not pay any underwriting discounts or commissions in connection with the sale. The sale of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act as a transaction not involving any public offering.

Item 4:  Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on one item at the Annual Meeting of Shareholders held on May 29, 2002:

1.          The election of eight directors, to terms ending in 2003

            A majority of votes were cast in favor of the election of the following directors:

                                      Shares Voted
     Nominee                          For Nominee              Shares Withheld
     -------                          -----------              ---------------

Nickel van Reesema                     8,122,295                    14,900
Peter S. Shaerf                        8,122,295                    14,900
Artis James                            8,122,295                    14,900
John D McCown                          8,105,095                    32,100
William G. Gotimer, Jr.                8,122,295                    14,900
Malcom P. McLean, Jr.                  7,399,595                   737,600
Greggory B. Mendenhall                 7,399,595                   737,600
F. Duffield Meyercord                  7,399,595                   737,600

Item 6.  Exhibits and Reports on Form 8-K.

(a)         Exhibits


                                        Description of Exhibit

3.1.1             Amended and Restated Certificate of Incorporation

3.1.2             Certificate of Designations of Series A Convertible Preferred
                  Stock

10.7.1 Amended, Modified, Restated and Renewal Real Estate Promissory Note dated June 14, 2002 between the Registrant and Wachovia Bank (formerly, First Union National Bank of Florida)

10.22.1 Receipt for Future Advance and Mortgage and Mortgage Note Modification, Consolidation and Extension Agreement dated as of May 23, 2002 between Trailer Bridge, Inc., as Mortgagor, and Transportation Receivables 1992, LLC, as Mortgagee (as assignee of the Estate of M.P. McLean)

10.22.2 Consolidated Promissory Note dated as of May 23, 2002 in the original principal amount of $5,000,000 from Trailer Bridge, Inc. to Transportation Receivables 1992, LLC

10.23 Registration Rights Agreement dated as of May 23, 2002 between Trailer Bridge, Inc. and Transportation Receivables 1992, LLC

99.1 Certification of Trailer Bridge, Inc.'s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002)

99.2 Certification of Trailer Bridge, Inc.'s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002)


(b)         The Company filed a report on Form 8-K dated April 2, 2002 on
            April 8, 2002.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         TRAILER BRIDGE, INC.


Date: August 9, 2002                     By:  /s/ John D. McCown
                                            ------------------------------------
                                              John D. McCown
                                              Chairman and Chief
                                                Executive Officer


Date: August 9, 2002                     By:  /s/ Mark A. Tanner
                                            ------------------------------------
                                              Mark A. Tanner
                                              Vice President of Administration
                                                and Chief Financial Officer

                                  EXHIBIT INDEX


                                        Description of Exhibit

3.1.1             Amended and Restated Certificate of Incorporation

3.1.2             Certificate of Designations of Series A Convertible Preferred
                  Stock

10.7.1 Amended, Modified, Restated and Renewal Real Estate Promissory Note dated June 14, 2002 between the Registrant and Wachovia Bank (formerly, First Union National Bank of Florida)

10.22.1 Receipt for Future Advance and Mortgage and Mortgage Note Modification, Consolidation and Extension Agreement dated as of May 23, 2002 between Trailer Bridge, Inc., as Mortgagor, and Transportation Receivables 1992, LLC, as Mortgagee (as assignee of the Estate of M.P. McLean)

10.22.2 Consolidated Promissory Note dated as of May 23, 2002 in the original principal amount of $5,000,000 from Trailer Bridge, Inc. to Transportation Receivables 1992, LLC

10.23 Registration Rights Agreement dated as of May 23, 2002 between Trailer Bridge, Inc. and Transportation Receivables 1992, LLC

99.1 Certification of Trailer Bridge, Inc.'s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002)

99.2 Certification of Trailer Bridge, Inc.'s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002)