Form 10-Q
period 2002-09-30
TRAILER BRIDGE INC
filed 2002-11-14
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                     Commission file number
September 30, 2002                                                   0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                       13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                   32226                   (904) 751-7100
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

                                 YES [X] NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                 YES [ ] NO [X]


         As of November 14, 2002, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

         Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2001 that appear in the Company's Annual Report on Form 10-K.


Statements of Operations for the Three and
         Nine Months Ended September 30, 2002 and 2001 (unaudited)        Page 3

Balance Sheets as of
         September 30, 2002 (unaudited) and December 31, 2001             Page 4

Statements of Cash Flows for the
         Nine Months Ended September 30, 2002 and 2001 (unaudited)        Page 5

         Notes to Financial Statements                                    Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months                                Nine Months
                                                             Ended September 30,                        Ended September 30,
                                                      -----------------------------------       -------------------------------
                                                             2002               2001                   2002               2001
                                                      -----------------   ---------------       ----------------   ---------------
  OPERATING REVENUES                                   $ 18,488,328      $ 20,052,136           $ 54,085,091         $62,348,033
  OPERATING EXPENSES:
     Salaries wages, and benefits ................        3,824,346         4,377,062             11,338,926          13,167,791
     Rent and purchased transportation:
        Related Party ............................        1,849,200         1,849,200              5,487,300           5,487,300
        Other ....................................        5,586,815         6,857,226             14,794,016          20,495,392
     Fuel ........................................        1,841,771         2,621,199              5,325,933           8,421,989
     Operating and maintenance
        (exclusive of depreciation shown
        separately below) ........................        4,186,873         5,788,434             11,822,377          18,192,884
     Taxes and licenses ..........................          120,115           195,926                396,962             614,562
     Insurance and claims ........................          750,583           679,423              2,214,978           1,936,712
     Communications and utilities.................          142,628           187,586                467,351             515,340
     Depreciation and amortization ...............          821,154         1,145,842              2,567,420           3,668,253
     Other operating expenses ....................          884,228         1,201,658              2,170,187           3,363,254
                                                  ------------------  ----------------      -----------------  ------------------
                                                         20,007,713        24,903,557             56,585,450          75,863,475
                                                  ------------------  ----------------      -----------------  ------------------
  OPERATING (LOSS) INCOME.........................       (1,519,385)       (4,851,420)            (2,500,359)        (13,515,442)
  NONOPERATING INCOME
     (EXPENSE):
     Interest expense, net .......................         (758,010)         (807,284)            (2,287,646)         (2,491,824)
     Other, net ..................................           (8,880)                -                 (8,566)                  -
     Gain on sale of equipment....................           23,803            38,157                 93,267            (148,379)
                                                  ------------------  ----------------      -----------------  ------------------
                                                           (743,087)         (769,127)            (2,202,945)         (2,640,203)
                                                  ------------------  ----------------      -----------------  ------------------

  (LOSS) INCOME BEFORE BENEFIT
     (PROVISION) FOR INCOME TAXES                        (2,262,472)       (5,620,547)            (4,703,304)        (16,155,645)
  BENEFIT (PROVISION) FOR INCOME TAXES ...........           (3,305)           22,129                 (3,305)             22,129

                                                  ------------------  ----------------      -----------------  ------------------
  NET LOSS........................................     $ (2,265,777)     $ (5,598,418)          $ (4,706,609)       $(16,133,516)

  ACCRETION OF PREFERRED STOCK DISCOUNT...........         (221,775)                                (221,775)

  NET LOSS APPLICABLE TO COMMON SHARES............       (2,487,552)       (5,598,418)            (4,928,384)        (16,133,516)
                                                  ==================  ================      =================  ==================

  LOSS PER COMMON SHARE...........................          $ (0.25)          $ (0.57)               $ (0.50)            $ (1.65)
                                                  ==================  ================      =================  ==================

  WEIGHTED AVERAGE
     SHARES OUTSTANDING ..........................        9,777,500         9,777,500              9,777,500           9,777,500
                                                  ==================  ================      =================  ==================


See notes to the financial statements

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS

                                                                                    September 30,       December 31,
                                                                                         2002               2001
                                                                                     (Unaudited)
                                                                                   ----------------   -----------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                      $   1,312,548        $    441,320
      Marketable securities                                                                 52,836              61,403
      Trade receivables, less  allowance for doubtful
                   accounts of $823,020 and $1,118,083                                  10,147,377          10,547,863
      Other receivables                                                                     18,815              34,272
      Prepaid expenses                                                                   1,420,733           1,258,125
      Assets held for sale                                                                       -             305,873
                                                                                   ----------------   -----------------
                   Total current assets                                                 12,952,309          12,648,856

Property and equipment, net                                                             50,918,168          53,616,664
Other assets                                                                             1,345,704           1,458,225
                                                                                   ----------------   -----------------
TOTAL ASSETS                                                                         $  65,216,181        $ 67,723,745
                                                                                   ================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                               $   7,017,564        $  9,622,215
      Accrued liabilities                                                                2,816,963           4,824,789
      Current portion of long-term debt                                                  3,053,442          18,742,140
      Unearned revenue                                                                     832,898             832,898
                                                                                   ----------------   -----------------
                   Total current liabilities                                            13,720,867          34,022,042

Due to Related Parties                                                                   5,169,355          19,577,513
Long-term debt, less current obligations                                                35,754,467          22,833,420
Derivative financial instrument                                                                  -              35,952
                                                                                   ----------------   -----------------
TOTAL LIABILITIES                                                                       54,644,689          76,468,927
                                                                                   ----------------   -----------------


Stockholders' Equity:
      Preferred stock series A, $.01 par value, 1,000,000 shares
                   authorized; 19,550 shares issued and outstanding                            196                   -
      Preferred stock series B, $.01 par value, 1,000,000 shares authorized; 22,102 shares issued and outstanding
                   (liquidation value $22,102,448)                                      20,188,832                   -
      Common stock, $.01 par value, 20,000,000 shares
                   authorized; 9,777,500 shares issued and
                   outstanding                                                              97,775              97,775
      Additional paid-in capital                                                        43,847,848          39,791,818
      Accumulated deficit                                                              (53,563,159)        (48,634,775)
                                                                                   ----------------   -----------------
                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 10,571,492          (8,745,182)
                                                                                   ----------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  65,216,181        $ 67,723,745
                                                                                   ================   =================


         See notes to the financial statements

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
       For the Nine months ended September 30, 2002 and September 30, 2001
                                   (Unaudited)

                                                                                 September 30,        September 30,
                                                                                      2002                2001
                                                                               -----------------   ------------------
Operating activities:
       Net loss                                                                 $   (4,706,609)     $   (16,133,516)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                            2,567,420            3,668,253
            Provision for doubtful accounts                                            670,012            2,216,757
            Gain (loss) on sale of fixed assets                                        (93,267)             148,379
            Unrealized gain on marketable securities                                     8,567                    -
            Decrease (increase) in:
              Trade receivables                                                       (269,526)          (1,929,793)
              Other receivables                                                         15,457               70,552
              Prepaid expenses                                                        (162,608)             (59,449)
              Assets held for sale                                                     305,873                    -
            Increase (decrease) in:
              Accounts payable                                                      (2,604,651)           2,168,980
              Accrued liabilities                                                   (2,007,826)             992,283
            Due to related party                                                     2,906,296                2,007

                                                                              -----------------   ------------------
       Net cash used in operating activities                                        (3,370,862)          (8,855,547)
                                                                              -----------------   ------------------

Investing activities:
       Additions to and construction of property and equipment                        (423,065)            (883,997)
       Proceeds from sale of property and equipment                                    647,409            1,042,344
       Decrease in other assets                                                        112,521               86,000
                                                                              -----------------   ------------------
                 Net cash provided by investing activities                             336,865              244,347
                                                                              -----------------   ------------------

Financing activities:
       Net (repayments) borrowing on revolving line of credit                       (1,314,310)           1,774,715
       Proceeds from borrowing from related parties                                  4,787,994            9,536,980
       Proceeds from borrowing under capital lease obligations                         375,006                    -
       Issuance of Preferred Series A Convertible Stock                              1,920,835                    -
       Principal payments on notes payable                                          (1,380,449)          (2,156,069)
       Principal payments under capital lease obligations                             (447,898)             (66,634)
       Derivative instrument payment                                                   (35,953)                   -
       Debt issue costs                                                                      -              (29,294)
                                                                              -----------------   ------------------
                 Net cash provided by financing activities                           3,905,225            9,059,698
                                                                              -----------------   ------------------

       Net increase in cash and cash equivalents                                       871,228              448,498
       Cash and cash equivalents, beginning of the period                              441,320              865,167
                                                                              -----------------   ------------------

       Cash and cash equivalents, end of period                                 $    1,312,548      $     1,313,665
                                                                              =================   ==================

Supplemental cash flow information and non-cash investing and financing activities:
       Related party debt forgiveness                                           $            -      $     1,809,000
                                                                              =================   ==================
       Cash paid for interest                                                   $    3,346,756      $     2,023,678
                                                                              =================   ==================
       Conversion of subordinated debt                                          $   22,102,448      $             -
                                                                              =================   ==================


         See notes to the financial statements

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have a material impact on the Company's financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, SFAS 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of SFAS 145 related to the recission of Statement 4 are effective for financial statements issued by the Company after January 1, 2003. The provisions of the statement related to sale-leaseback transactions were effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The adoption of the provisions of SFAS 145 did not have a material impact on the Company's financial condition or results of operations, nor does the Company expect the future adoption of the other provisions of SFAS 145 to have a material impact on the Company's financial results.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. The Company will apply SFAS 146 to exit or disposal activities initiated on or after January 1, 2003.

2.       COMPANY LIQUIDITY

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss for the nine months ended September 30, 2002 of $4,706,609. As of September 30, 2002, current liabilities exceeded current assets by $768,558. These factors among others may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         During the three months ended September 30, 2002 the Company issued 22,102.448 shares of Series B preferred stock in exchange for $22,102,448 principal amount of debt owed to the Company's affiliate, Kadampanattu Corp. Previously, Kadampanattu Corp., an affiliate of the Company, agreed to allow Trailer Bridge to defer payment on certain amounts due under the charter of the two roll-on/roll-off vessels, through at least the end of 2002.

         During the three months ended September 30, 2002 the Company rescheduled its principal payments under each of its two Title XI bond issues. The combined interest payment due on September 30, 2002 totaling

$805,010 was paid on its scheduled date. The Company had previously rescheduled the principal payments of $210,300 and $338,360, respectively, due on each of its Title XI bond issues September 30, 2001 and March 31, 2002 for payment on September 30, 2002 and March 31, 2003. This resulted in total scheduled principal payments for the Company's two Title XI issues of $420,600 and $676,720, respectively, for both September 30, 2002 and March 31, 2003. During the three months ended September 30, 2002, the Company rescheduled the full double principal payments due September 30, 2002 and one half of the double principal payments due March 31, 2003. As a result, commencing March 30, 2003, these rescheduled principal payments will be paid equally over the remaining scheduled principal payment periods of each Title XI issue. As rescheduled, the Company's semi-annual principal payments shall increase to $226,073 and $363,118 until fully paid September 30, 2022 and March 30, 2023, respectively. There was no fee paid nor change in interest rate due to this rescheduling.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain refinancing as may be required, and ultimately to attain successful operations. The Company's projected cash flows from operations combined with its revolving line of credit and maintenance of its vendor relationships are expected to produce sufficient available liquidity to maintain its current level of operations at least through the third quarter of 2003.


3.       PREFERRED STOCK

         Series A Preferred Stock - In May 2002, the Company issued 19,550 shares of series A preferred stock for a total purchase price of $2 million. The Series A preferred stock has a liquidation preference equal to its original purchase price. In the event of the liquidation of the Company, unless the holders of of series A preferred stock elected to convert their shares to common stock, the holders of common stock would not be entitled to receive any distributions after the payment or provision for the Company's liabilities until the liquidation preference had been paid in full.

         The Company is prohibited from paying any dividend on or redeeming or acquiring any shares of its common stock without prior written consent of the holders of a majority of the outstanding shares of Series A preferred stock.

         Each share of Series A preferred stock is convertible into 100 shares of common stock at any time, at the holder's election, subject to customary anti-dilution protection. The series A preferred stock votes together with the common stock, as a single class, except where class voting is required by Deleware law, with each share of Series A preferred stock entitled to 35.52 votes per share.

         The company sold the Series A preferred stock described above on May 23, 2002, to Transportation Receivables 1992, LLC, an entity wholly-owned by the estate of M. P. McLean, which is the majority shareholder of the Company.



         Series B Preferred Stock - During the three months ended September 2002, the Company issued a total of 22,102.448 shares of Series B preferred stock in exchange for $22,102,448 principal amount of debt owed to the Company's affiliate, Kadampanattu Corp. The Series B preferred stock, which has a liquidation preference of $1,000 per share, is pari passu with the Company's Series A preferred stock as to liquidation. In the event of the liquidation of the Company, the holders of common stock would not be entitled to receive any distributions after the payment or provision for the Company's liabilities unless the liquidation preferences of the Series A and B preferred stock have been paid in full.

          Beginning April 1, 2003, cumulative preferential dividends will accrue on the purchase price of the Series B preferred stock at a rate equal to 90-day LIBOR plus 350 basis points. Starting in 2004, the dividend rate will increase 25 basis points per quarter up to a maximum dividend rate of 90-day LIBOR plus 650 basis points. The notes that the Series B preferred stock was exchanged for was non-interested bearing until it was due and provided for interest on overdue amounts at a rate of 90 day Libor plus two and one-half percent. No dividends may be declared or paid on the Series A preferred stock or any common stock unless (1) all accrued dividends on the Series B preferred stock have been paid in full and (2) the holders of a majority of the outstanding shares of Series B preferred stock consent to such payment.

         The Series B preferred stock is not convertible into common stock. The Company, at its option, may redeem the Series B preferred stock in whole or in part if after giving effect to the redemption the Company will have at least $10 million in stockholders' equity and, in the event such shares are held by affiliates of the Company, such redemption has been approved by the holders of a majority of disinterested shares voting on the redemption at a meeting of shareholders.

         Kadampanattu  Corp.  is an affiliate  wholly-owned  by the estate of
M. P.  McLean,  which is the majority shareholder of the Company.

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

5.       LONG-TERM DEBT

Following is a summary of long-term debt at September 30, 2002 and December 31, 2002:

                                                                         September 30,            December 31,
                                                                             2002                     2001

Ship-financing bonds and notes (Title XI) maturing on
March 30, 2023; payable in semi-annual installments
of principal and interest; interest is fixed at 6.52%;
collateralized by vessels with a carrying value of
$15,831,141 at September 30, 2002; amount is
guaranteed by The United States of America
under the Title XI Federal Ship Financing Program                      $      14,887,840       $    14,887,840




Ship-financing bonds and notes (Title XI) maturing on
September 30, 2022; payable in semi-annual installments
of principal and interest; interest is fixed at 7.07%;
collateralized by vessels with a carrying value of
$10,237,464 at September 30, 2002; amount is
guaranteed by The United States of America
under the Title XI Federal Ship Financing Program                              9,042,900             9,042,900

Term loan under $29 million credit facility maturing
between April 1, 2001 and January 31, 2004; payable
in monthly installments of principal and interest;
interest at a rate of 4.25% above the 30-day dealer
commercial paper rate (5.96% at September 30, 2002);
collateralized by trailers with a carrying value of
$16,401,872 at September 30, 2002                                              9,428,571            10,714,286

Revolving line of credit under $29 million credit facility;
interest at a rate of 3.75% above the 30-day dealer
commercial paper rate (5.46% at September 30, 2002);
collateralized by accounts receivable                                          3,862,892             5,123,129

Revolving line of credit under $29 million credit facility;
interest at a rate of 6.00% above the 30-day dealer
commercial paper rate (7.71% at September 30, 2002);
collateralized by accrued receivable                                             784,666               838,738

Note payable to bank maturing October 2006; payable
in monthly installments of  principal and interest; interest at a rate of 2.00% above the LIBOR market index rate
(3.82% at September 30, 2002); collateralized by land
and buildings and structures with a carrying value of
 $2,106,122 at September 30, 2002                                                717,265               812,000

Capital lease obligations maturing in 2002; payable in
monthly installments of principal and interest; interest
at 10.00%; collateralized by computer equipment                                                          3,686

Capital lease obligations maturing in 2002; payable in
monthly installments of principal and interest; interest
at 4.90%; collateralized by trailers                                              83,775               152,981
                                                                       ------------------      -------------------


                                                                              38,807,909            41,575,560
Less current portion                                                          (3,053,442)          (18,742,140)
                                                                       ------------------      -------------------

                                                                       $      35,754,467       $    22,833,420
                                                                       ==================      ===================

During the nine months ended September 30, 2002 the Company renegotiated the financial covenants in its various loan agreements. The Company is in compliance with such renegotiated financial covenantsaccordingly, such loans have been classified as long-term debt on September 30, 2002.

Certain of these loans were classified as current as of December 31, 2001 as a result of the non-compliance with the then-existing financial covenants.

As of September 30, 2002, the Company did not meet certain financial covenants contained in the Title XI debt agreements and as a result is prohibited from certain financial activities none of which the Company has engaged in or is contemplating, accordingly, such debt is not subject to acceleration and the debt continues to be classified as long term.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended September 30, 2002 and 2001
----------------------------------------------

         With the discontinuation of the Northeast service at the end of 2001, the Company had 20.4% less overall vessel capacity deployed in the Puerto Rico lane during the three months ended September 30, 2002 compared to the third quarter of 2001. With this capacity reduction, the Company's total volume of freight moving to and from Puerto Rico decreased 9.0% compared to the year earlier period. Operating revenues for the three months ended September 30, 2002 were $18.5 million, a decrease of $1.6 million or 7.8%, compared to the third quarter of 2001. The Company's Puerto Rico deployed vessel capacity utilization overall during the three months ended September 30, 2002 was 79.3% to Puerto Rico and 22.6% from Puerto Rico significantly better than the 69.5% and 19.1%, respectively, during the third quarter of 2001. The Company had an average of 198 tractor units operating on the mainland during the three months ended September 30, 2002, generating 9,349 miles per month of which 80.2% were loaded.

         Operating expenses decreased $4.9 million for the three months ended September 30, 2002 from $24.9 million for the same period in 2001 to $20.0 million. The termination of the Company's Northeast service resulted in significant decreases in operating expenses related to salaries, wages and benefits; purchased transportation; fuel expense; and operation and maintenance expense. Salaries, wages and benefits expense decreased $552,716 primarily due to reductions in headcount, driver payroll and less workers compensation expense. Rent and purchased transportation decreased $1.3 million due to decreased tug charter hire expense and less equipment rent due to the termination of short-term leases on excess trailers. Fuel expense decreased $779,428 million due to less consumption from operating two less tugs and operating fewer company trucks. Operating and maintenance expense decreased $1.6 million resulting from less stevedoring, wharfage and vessel maintenance expense. Vessel maintenance expense decreased primarily due to a non-recurring charge for dry docking expense incurred the year earlier period. Depreciation and amortization expense decreased by $324,688 due to reductions in equipment fleet and less depreciation expense on tractors and vessels. All remaining operating expenses decreased a net amount of $366,898, consisting of decreases in depreciation and amortization, taxes and licenses, communications and utilities and other expenses, partially offset by increases in insurance and claims. The total costs associated with the three laid-off triple-stack box carrier vessels during the three months ended September 30, 2002, net of charter income, were $349,869.

         Operating loss for the three months ended September 30, 2002 was $1.5 million an improvement of $3.3 million from operating loss of $4.9 million for the three months ended September 30, 2001. Compared to the third quarter of 2001, operating loss improved by $3.4 million, due to discontinuing the Northeast service, reductions in headcount and equipment, and other cost-cutting initiatives. As a result of the above, the operating ratio was 108.2% during the three months ended September 30, 2002, compared to the 124.2% operating ratio during the year earlier period. Net interest expense of $757,869 was down $49,415 from the year earlier period due primarily to lower interest rates. The Company also realized a gain of $14,923 from non-operating items during three months ended September 30, 2002 compared to a gain of $38,157 in the year earlier period. Net loss for the three months ended September 30, 2002 included a tax expense of $3,305 compared to a tax benefit of $22,129 during the same period in the preceding year.

         The Company's loss before income taxes for the three months ended September 30, 2002 was $2.3 million compared to a pre-tax loss of $5.6 million in the year earlier period. Due to the Company's continued losses a full valuation allowance is provided for its income tax asset. Therefore, the net loss for the third quarter remained at $2.3 million, as compared to a net loss of $5.6 million , for the year earlier period. The net loss applicable to common shares for the quarter ended September 30, 2002 after accretion of preferred stock discount was equivalent to $.25 per share as compared to $.57 per share for the year earlier period. The accretion of preferred stock discount is a non-cash item as no actual dividends accrue and no liability will be recognized until 2003. As a result, this non-cash accretion item does not impact overall stockholders' equity.

         With the discontinuance of the Company's Northeast service at the end of 2001, the Company believes that volume and yield comparisons solely related to freight moving via Jacksonville are most relevant. For the three months ended September 30, 2002 compared to the same period a year earlier, total southbound volume over Jacksonville increased 8.1%. The Company's core southbound trailer volume from Jacksonville to Puerto Rico increased 3.3%, new and used cars moving to Puerto Rico increased 6.9% and 85.7% respectively, shipper owned or leased equipment ("SOL") increased 44.4 %, while freight not in trailers ("NIT") decreased 1.1%.

         Northbound, total volume over Jacksonville increased 5.2% for the three months ended September 30, 2002 compared to the same period a year earlier. The Company's northbound trailer volume from Puerto Rico to Jacksonville increased 6.2%, used car volume increased 22.9%, NIT increased 55.6%, while SOL volume decreased 50.0%.


Nine Months Ended September 30, 2002 and 2001
---------------------------------------------

         With the discontinuance of the Northeast service at the end of 2001, the Company had 22.8% less overall vessel capacity deployed in the Puerto Rico lane compared to the year earlier period. The Company's total volume of freight moving to and from Puerto Rico decreased 14.7% compared to the year earlier period. Operating revenues for the nine months ended September 30, 2002 were $54.1 million, a decrease of $8.3million, or 13.3%, compared to the year earlier period.

         The Company's Puerto Rico deployed vessel capacity utilization overall during the nine months ended September 30, 2002 was 77.0% to Puerto Rico and 20.8% from Puerto Rico compared to 68.5% and 20.2%, respectively, during the year earlier period. The Company had an average of 185 tractor units operating on the mainland during the nine months ended September 30, 2002, generating 9,387 miles per month of which 81.0% were loaded.

         Largely resulting from the 22.8% decrease in overall vessel capacity to Puerto Rico, operating expenses decreased $19.3 million, or 25.4%, for the nine months ended September 30, 2002 from $75.9 million for the same period in 2001 to $56.6 million. The termination of the Company's Northeast service resulted in significant decreases in operating expenses related to salary, wages and benefits; purchased transportation, primarily due to decreased tug charter hire expense; fuel expense; depreciation; and operation and maintenance expense.

         The operating loss for the nine months ended September 30, 2002 was $2.5 million compared to an operating loss of $13.5 million in the prior year period. Compared to the nine months ended September 30, 2001, operating loss improved by $11.0 million, due to discontinuing the Northeast service, reductions in headcount and equipment, and other cost-cutting initiatives. The operating loss for the nine months ended

September 30, 2001 was further impacted by the expenses related to the dry-docking of both of the ro/ro vessels operated by the Company under charter from an affiliate of $1.3 million. As a result of the above, the operating ratio was 104.6% during the nine months ended September 30, 2002, compared to the 121.7% operating ratio during the year earlier period. Net interest expense of $2.3 million was down from $2.5 million in the year earlier period due primarily to lower interest rates. The Company also realized a gain of $84,701 from non-operating items during nine months ended September 30, 2002 compared to a loss of $148,379 in the year earlier period. The total costs associated with the three laid-off vessels during the nine months ended September 30, 2002, net of charter income, were $1,303,790.

         The Company's loss before income taxes for the nine months ended September 30, 2002 was $4.7 million compared to a pre-tax loss of $16.2 million in the year earlier period. Due to the Company's continued losses, a full valuation allowance is provided for its deferred income tax asset. Therefore, the net loss for the nine months ended September 30, 2002 remained at $4.7 million, as compared to a net loss of $16.1 million for the year earlier period. The net loss applicable to common shares for the nine months ended September 30, 2002 after accretion of preferred stock discount was equivalent to $.50 per share as compared to $1.65 per share for the year earlier period.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operations was $3.4 million during the nine months ended September 30, 2002 compared to net cash used by operations of $8.9 million during the same period in 2001. Net cash provided by investing activities of $336,865 during the nine months ended September 30, 2002 reflects $647,409 in proceeds from the sale of equipment, partially offset by $423,065 of additions to and construction of property and equipment, which were primarily attributable to payments for trailers. Net cash provided from financing activities was $6.8 million during the nine months ended September 30, 2002 compared to $9.1 million during the nine months ended September 30, 2001.

         At September 30, 2002, cash amounted to $1.3 million, working capital was negative $768,558, and stockholders' equity was $10.6 million. As of September 30, 2002, the Company had $4.6 million drawn under the credit facility against a borrowing base of $5.0 million that is secured by net receivables of $9.7 million.

         The Company has reduced its payables to non-affiliated vendors by $2.6 million since December 31, 2001.

         During the three months ended September 30, 2002, the Company issued a total of 22,102.448 shares of Series B preferred stock in exchange for $22,102,448 principal amount of debt owed to the Company's affiliate, Kadampanattu Corp. The Series B preferred stock is not convertible into common stock.

         During the three months ended September 30, 2002 the Company rescheduled its principal payments under each of its two Title XI bond issues. The combined interest payment due on September 30, 2002 totaling $805,010 was paid on its scheduled date. The Company had previously rescheduled the principal payments of $210,300 and $338,360, respectively, due on each of its Title XI bond issues September 30, 2001 and March 31, 2002 for payment on September 30, 2002 and March 31, 2003. This resulted in total scheduled principal payments for the Company's two Title XI issues of $420,600 and $676,720, respectively, for both September 30, 2002 and March 31, 2003. During the three months ended September 30, 2002, the Company rescheduled the full double principal payments due September 30, 2002 and one half of the double principal payments due

March 31, 2003. As a result, commencing March 30, 2003, these rescheduled principal payments will be paid equally over the remaining scheduled principal payment periods of each Title XI issue. As rescheduled, the Company's semi-annual principal payments shall increase to $226,073 and $363,118 until fully paid September 30, 2022 and March 30, 2023, respectively. There was no fee paid nor change in interest rate due to this rescheduling.

         The Company's projected cash flows from operations combined with its revolving line of credit and maintenance of its vendor relationships are expected to produce sufficient available liquidity to maintain its current level of operations and service its debt obligations through calendar 2002 and the third quarter of 2003.

AFFILIATES OF THE COMPANY

         The Estate of M. P. McLean (the "Estate") is the majority shareholder of the Company. John D. McCown, Chairman and Chief Executive Officer of the Company, is a co-executor of the Estate. F. Duffield Meyercord, director of the Company, is the other co-executor of the Estate. Malcom P. McLean, Jr. a director of the Company and the spouse of Greggory B. Mendenhall are beneficiaries of the Estate.

         Two companies wholly owned by the Estate have entered into transactions with the Company.

         During the nine month period ended September 30, 2002, Transportation Receivables 1992, LLC purchased the Series A convertible stock and provided $5 million in secured loans to the Company. The proceeds of the loan were partially used to repay a $3 million loan outstanding to the Estate. The Estate is the sole member of Transportation Receivables 1992, LLC. The Company's Audit Committee, based upon a fairness opinion from an independent entity, approved all transactions with Transportation Receivables 1992, LLC.

         Kadampanattu Corp., a corporation wholly-owned by the Estate of Malcom
P. McLean, charters the two roll-on roll-off vessels to the Company under fixed rate charters entered into at the time of the Company's inception. During the nine months ended September 30, 2002 Kadampanattu Corp. deferred receipt of its charterhire and has agreed to such deferrals through the end of calendar year 2002. Kadampanattu Corp. has also advanced funds to the Company on an unsecured basis. During the three month period ended September 30, 2002, Kadampanattu Corp. converted $22.1 million of indebtedness of the Company, arising from both charter deferrals and advanced funds, to non-convertible series B preferred stock. Beginning April 1, 2003, cumulative preferential dividends will accrue on the purchase price of the Series B preferred stock at a rate equal to 90-day LIBOR plus 350 basis points. Starting in 2004, the dividend rate will increase 25 basis points per quarter up to a maximum dividend rate of 90-day LIBOR plus 650 basis points. The notes that the Series B preferred stock was exchanged for was non-interested bearing until it was due and provided for interest on overdue amounts at a rate of 90 day Libor plus two and one-half percent. The company's Board of Directors and Audit Committee approved this conversion.

         John D. McCown and William G. Gotimer, Jr. are officers and directors of Kadampanattu Corp. Malcom P. McLean, Jr., a director of the Company, is a director of Kadampanattu Corp.

MARKET CONDITIONS.

         The market in which the Company operates, the United States to Puerto Rico trade lane, remained hyper-competitive with significant over capacity through mid-summer 2002. Beginning in 2002, the Company reduced its capacity by ceasing to operate its Northeast Service. In mid-May 2002 the Company's competitors significantly reduced their capacity. One of the Company's competitors, NPR, which had operated under Chapter 11 bankruptcy protection since March 2001, ceased all of its operations by selling its vessel and other assets to Sea Star Line, LLC. The purchaser has chosen not to operate any of the three sailings per week formerly operated by NPR. Another competitor, CSX Lines, added a weekly sailing to its service. The Company expects this change in market condition to result in increased capacity utilization and freight rates in the fourth quarter of 2002 and into 2003. Despite the reduction in capacity in the trade lane no assurance can be made that market conditions will improve or that competitive pressures will not increase.

CURE OF NASDAQ LISTING REQUIREMENTS NON-COMPLIANCE

         Through the issuance of non-convertible preferred stock, in payment of an equal face amount of the Company's debt to its affiliate Kadampanattu Corp., the Company has cured its previous non-compliance with NASDAQ maintenance standards thereby permitting the Company's continued listing on the NASDAQ National Stock Market.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

         The Company has had no material change in market risk in the first nine months of 2002. For a discussion of the Company's exposure to market risk see
Item 7A of the Company's Annual Report on Form 10-K.

Item 4.         Controls And Procedures

(a)
         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Trailer Bridge, Inc.'s disclosure controls and procedures are effective.

(b)
         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                                     PART II

                                OTHER INFORMATION


Item 5.         Changes in Securities and Use of Proceeds

         During the three months ended September 2002, the Company issued 22,102.448 shares of Series B preferred stock in exchange for $22,102,448 principal amount of debt owed to the Company's affiliate, Kadampanattu Corp. The Series B preferred stock, which has a liquidation preference of $1,000 per share, is pari passu with the Company's Series A preferred stock as to liquidation. In the event of the liquidation of the Company, the holders of common stock would not be entitled to receive any distributions after the payment or provision for the Company's liabilities unless the liquidation preferences of the Series A and B preferred stock have been paid in full.

         Beginning April 1, 2003, cumulative preferential dividends will accrue on the purchase price of the Series B preferred stock at a rate equal to 90-day LIBOR plus 350 basis points. Starting in 2004, the dividend rate will increase 25 basis points per quarter up to a maximum dividend rate of 90-day LIBOR plus 650 basis points. No dividends may be declared or paid on the Series A preferred stock or any common stock unless (1) all accrued dividends on the Series B preferred stock have been paid in full and (2) the holders of a majority of the outstanding shares of Series B preferred stock consent to such payment.

         The Series B preferred stock is not convertible into common stock. The Company, at its option, may redeem the Series B preferred stock in whole or in part if after giving effect to the redemption the Company will have at least $10 million in stockholders' equity and, in the event such shares are held by affiliates of the Company, such redemption has been approved by the holders of a majority of disinterested shares voting on the redemption at a meeting of shareholders.

         The Company did not pay any underwriting discounts or commissions in connection with the sale of the Series B preferred stock. The sale of the shares was exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) of the Act as a transaction not involving any public offering.

Item 6.         Exhibits and Reports on Form 8-K.


                                   Description of Exhibit
                                   ----------------------

3.1.1          Amended and Restated Certificate of Incorporation of the
               Registrant

3.1.2          Certificate of Designations of Series A Preferred Stock

3.1.3          Certificate of Designations of Series B Preferred Stock

3.1.4          Amendment No. 1 to Certificate of Designations of Series B
               Preferred Stock

3.1.5          Amendment No. 2 to Certificate of Designations of Series B
               Preferred Stock

10.8.12        Trust Indenture, Second Supplement to Special Provisions

10.8.13 United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and Restated September 30, 2002, in the amount of $10,515,000

10.8.14        Trust Indenture, Second Supplement to Special Provisions

10.8.15 United States Government Guaranteed Ship Financing Bond, 1997 Series II, Amended and Restated September 30, 2002, in the amount of $16,918,000

99.1 Certification of Trailer Bridge, Inc.'s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

99.2 Certification of Trailer Bridge, Inc.'s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)


(b) The Company filed a report on Form 8-K dated August 13, 2002 on August 13, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       TRAILER BRIDGE, INC.


Date: November 14, 2002                By:      /s/ John D. McCown
                                          --------------------------------------
                                                John D. McCown
                                                Chairman and Chief
                                                Executive Officer


Date: November 14, 2002                By:      /s/ Mark A. Tanner
                                          --------------------------------------
                                                Mark A. Tanner
                                                Vice President of Administration
                                                 and Chief Financial Officer

CERTIFICATIONS

I, John D. McCown, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trailer Bridge, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ John D. McCown
                                        ----------------------------------------
                                        John D. McCown
                                        Chief Executive Officer

CERTIFICATIONS

I, Mark A. Tanner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trailer Bridge, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ Mark A. Tanner
                                        ----------------------------------------
                                        Mark A. Tanner
                                        Chief Financial Officer

                         TRAILER BRIDGE, INC. FORM 10-Q

                                  EXHIBIT INDEX



                                  Description of Exhibit
                                  ----------------------

3.1.1          Amended and Restated Certificate of Incorporation of the
               Registrant

3.1.2          Certificate of Designations of Series A Preferred Stock

3.1.3          Certificate of Designations of Series B Preferred Stock

3.1.4          Amendment No. 1 to Certificate of Designations of Series B
               Preferred Stock

3.1.5          Amendment No. 2 to Certificate of Designations of Series B
               Preferred Stock

10.8.12        Trust Indenture, Second Supplement to Special Provisions

10.8.13 United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and Restated September 30, 2002, in the amount of $10,515,000

10.8.14        Trust Indenture, Second Supplement to Special Provisions

10.8.15 United States Government Guaranteed Ship Financing Bond, 1997 Series II, Amended and Restated September 30, 2002, in the amount of $16,918,000

99.1 Certification of Trailer Bridge, Inc.'s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

99.2 Certification of Trailer Bridge, Inc.'s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)