Form 10-K
period 2002-12-31
TRAILER BRIDGE INC
filed 2003-04-14
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes               No  X

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of June 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter was $6,513,672 (based upon $2.42 per share being the price at which the common equity was last sold). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of March 28, 2003, 9,777,500 shares of the registrant's common stock, par value $.01 per share, and Series A Preferred Stock convertible at anytime to 1,955,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2002 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

                                     PART I

         Item 1. Business

         BUSINESS OVERVIEW

         Trailer Bridge, headquartered in Jacksonville, Florida, is an integrated trucking and marine freight carrier that provides truckload freight transportation primarily between the continental U.S. and Puerto Rico. Founded in 1991 as a Delaware corporation by transportation pioneer Malcom P. McLean, the Company combines an efficient and dedicated motor carrier with a low cost barge and tug marine transportation system. Mr. McLean died in May 2001. Trailer Bridge was the first, and remains the only company serving markets governed by the Jones Act to exclusively operate marine vessels fully configured to carry 48' and 53' long, 102" wide, "high-cube" equipment. This configuration enables the Company to achieve equipment utilization rates and other operating efficiencies not readily available to traditional ocean carriers that primarily use smaller capacity equipment, such as 40' containers.

         Trailer Bridge's differentiated service quickly gained the acceptance of U.S. to Puerto Rico shippers, leading to rapid growth and high equipment utilization. In 1996 the Company increased its vessel capacity by 56% by inserting midsections ("mid-bodies") into its two existing barges, increasing the capacity of each barge to 405 53' equivalent truckload units.

         Trailer Bridge increased its vessel capacity again in 1998 and 1999 when it took delivery of five 403' long container carrying barges designed specifically for the Company's integrated truckload marine transportation system and bearing the Company's Triplestack Box Carrier(R) trade name. The Triplestack Box Carriers are versatile, low-draft vessels that have a capacity of 265 53' containers, stacked three-high on a single deck. During the fourth quarter of 2000 and throughout 2001, the Company provided a weekly sailing directly between Newark, New Jersey and San Juan, Puerto Rico. This service was discontinued in December 2001. The Company currently utilizes two mid-bodied roll-on roll-off vessels and two Triplestack Box Carriers to provide twice weekly sailings directly between Jacksonville, Florida and San Juan, Puerto Rico. Three Triplestack Box Carriers are currently laid up and available for short or long term charter. During 2002 one Triplestack Box Carrier was chartered for a portion of the year under short-term charters.

         OPERATIONS

         At December 31, 2002, Trailer Bridge operated a fleet of 113 tractors, 548 high-cube trailers, 2,799 53' high cube containers and 2,029 53' chassis that transport truckload freight between the Company's San Juan, Puerto Rico port facility, its Jacksonville port facility and inland points in the U.S. and Puerto Rico. During the fourth quarter 2001 and 2002 the Company either through sale or termination of lease agreements, reduced the equipment it operates. The Company also provides full truckload service between interior points within the continental U.S., primarily to increase equipment utilization, minimize empty miles and maximize revenue while repositioning equipment to carry Puerto Rico bound freight. The Company maintains a centralized dispatch and customer service center at its Jacksonville headquarters to coordinate the movement of customer freight throughout our system. The operations center features a fully integrated computerized dispatch and customer service network. Customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Dispatch and customer service personnel work together to coordinate Puerto Rico and non-Puerto Rico freight to achieve the most optimum load balance and minimize empty miles within the Company's truckload operation.

         At December 31, 2002, Trailer Bridge operated two 736' triple-deck, roll-on/roll-off (ro/ro) ocean-going barges and two 403' Triplestack Box Carriers. Loading of the ro/ro barges is performed with small maneuverable yard tractors operated by stevedores hired by an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each Triplestack Box Carrier is towed at approximately 9 knots by one 4,000 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of two unaffiliated tug owners. Compared to a self-propelled vessel, a towed barge has reduced Coast Guard manning requirements and higher fuel efficiency. Similarly, the large number of U.S. tugs available for charter provides the Company with a reliable source for towing services.

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

         The Company believes that price is the primary determinant in the freight lanes in which it is involved. Nonetheless, the Company also believes that it provides enhanced service that results from its single company control of the entire freight movement over land and water. This service frees the customer from the operational complexities of coordinating the interface between over-the-road and marine service. The Company's customer service philosophy has generated increased demand from existing customers and has led to ongoing relationships with customers such as DaimlerChrysler, General Motors, K Mart, WalMart, JC Penney, Home Depot, Georgia Pacific, General Electric, Procter & Gamble, Whirlpool, SC Johnson, Walgreen's and Toys `R' Us.

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

         The continental United States/Puerto Rico trade lane in which the Company operates is imbalanced with approximately 80% of the freight moving southbound. The Company's core business is southbound containers and trailers but it also moves new automobiles, used automobiles, non-containerized, or freight not in trailers ("NITs") and freight moving in shipper owned or leased equipment ("SOLs").

         VESSELS

         At December 31, 2002, the Company operated two 736' by 104' triple-deck roll-on/roll-off barges. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville and San Juan that have been built specifically for the Company. Six lanes on each vessel have been converted to carry new and used automobiles on car decks that allow up to 11 cars to fit in the space previously used for one 53' unit. The trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the trailers into position on the vessel. These vessels are chartered from an affiliate, Kadampanattu Corp. under long-term leases until at least 2010.

         At December 31, 2002, the Company operated two Triplestack Box Carriers that are single deck barges designed to carry 53' containers. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan. Wheeled vehicles, known as reach-stackers, carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks. The Company has filed for patent protection for its unique system consisting of the vessels and their related loading and unloading method.

         During the fourth quarter of 2000 and throughout 2001, the Company utilized two Triplestack Box Carriers in a service between Newark, New Jersey and San Juan, Puerto Rico (The "Northeast service"). That service was discontinued in December 2001. Currently, three of the Triplestack Box Carriers are not in service and available for short or long-term charter.


         VESSELS OWNED OR OPERATED BY THE COMPANY

VESSEL NAME               OWNED/CHARTERED   TYPE                 CAPACITY         SERVICE
-----------               ---------------   ----                 --------         -------
SAN JUAN JAX BRIDGE        Chartered(1)     Ro/Ro             405 53' units     Jax/San Juan
JAX SAN JUAN BRIDGE        Chartered(1)     Ro/Ro             405 53' units     Jax/San Juan
ATLANTA BRIDGE             Owned(2)         TBC               265 53' units     Jax/San Juan
CHARLOTTE BRIDGE           Owned(2)         TBC               265 53' units     Jax/San Juan
MEMPHIS BRIDGE             Owned(2)(3)      TBC               265 53' units     Laid up
CHICAGO BRIDGE             Owned(2)(3)      TBC               265 53' units     Laid up
BROOKLYN BRIDGE            Owned(2)(3)      TBC               265 53' units     Laid up

1 Chartered until 2010 with Company options until 2018. 736' x 104' tripledeck roll on/roll off barge.
2  Built by the Company between 1998 and 2000. 403' x 100' single deck barge.
3  Available for charter.


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


         REVENUE EQUIPMENT

         At December 31, 2002, the Company had 113 line haul tractors and 5 day cabs. The line haul power units are conventional tractors. The day cabs are used for local delivery work in Jacksonville. At December 31, 2002, the Company operated dry van trailers, 533 of which were 48' x 102" models and 15 of which were 53' x 102" models. At December 31, 2002, the Company operated 2,799 53' containers and 2,029 chassis. At December 31, 2002, the Company operated 303 VTM's as described below.

         The Company has designed and built units to transport automobiles on its vessels. These units, designated by the Company as Vehicle Transport Modules(R), or VTM's(TM), can hold up to three vehicles and provide an efficient unit for loading and unloading. The Company built 303 of these units. During 2002 the Company received two separate patents for the VTMs. One patent covers the VTM unit while the second patent covers the method of loading and unloading vehicles into the VTM.

         The Company performs preventative maintenance on equipment at its Jacksonville operations center, with major maintenance and repairs handled by outside contractors.

         DRIVER RECRUITING AND RETENTION

         The Company offers competitive compensation and full health care benefits differentiating it from many truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, awarding supporting line-haul operations positions, while providing more predictable home time for its drivers. The Company driver turnover in 2002 was 40.13% compared to 38.0% in 2001.

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

         In 2001 due to the increased cost of fuel, the Company instituted fuel surcharges to its customers, pursuant to its tariff. The fuel surcharges for domestic truck movements are charged on a per mile basis and are triggered through the Company's tariff at predetermined levels based upon the price of fuel. During the first quarter of 2002 the price of fuel was below the triggering price and therefore there was no fuel surcharge for domestic truck movements. For the remainder of 2002 the fuel surcharge for domestic movements increased from .01 per mile to .05 per mile at December 31, 2002. During the first quarter of

2003 the fuel surcharge for domestic movements increased to .11 per mile before receding to .08 per mile at March 25, 2003. The fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis. The fuel surcharges are still in effect for Puerto Rico moves and have substantially offset the increases in fuel prices. Neither fuel surcharge is distinguished from freight revenues and both are reported in the Company's revenues. This has the effect of increasing revenue rather than offsetting fuel expense.

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

         During 2002 the Company developed a web-based load tracking system providing customers with real time load information. During the first quarter of 2003 the Company has completed a successful test of it's web based booking system that it expects to be fully deployed by the end of the second quarter of 2003.

         COMPETITION

         The Company currently competes with three carriers for freight moving between the U.S. and Puerto Rico where its southbound van market share, excluding vehicles, during the three months ended December 2002 was approximately 12.5%. During 2002 one of the Company's competitors, Navieras de Puerto Rico ("NPR"), which had operated under Chapter 11 bankruptcy protection since March 2001, ceased operations by selling its vessels and other assets to another competitor Sea Star Line. The current operators in the Puerto Rico trade are Horizon Lines, LLC (formerly, CSX Lines, Inc.), Crowley Liner Services, Trailer Bridge and Sea Star Line. Based on available industry data for the fourth quarter of 2002, CSX Lines, Inc., (now Horizon Lines, LLC has approximately 33.2% of the market and operates five container vessels that carry mainly 40' containers. Crowley Liner Services, a subsidiary of privately held Crowley Maritime Corporation, has approximately 34.8% of the market and operates roll-on/roll-off barges in various services between the U.S. and Puerto Rico. Sea Star Line, owned primarily by Saltchuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc. has approximately 19.5% of the market with two combination ro/ro container vessels. If vehicles were included, both Trailer Bridge's and Crowley's market share would be in excess of the preceding figures.

         The competition in the trade lane served by the Company during the first half of 2002 was continuous and severe, characterized by depressed freight rates and significant over capacity. The contraction in freight rates was exacerbated by the operation of NPR under bankruptcy protection. These conditions began to dissipate over the second half of 2002 after the cessation of operations by NPR, however competition in the trade lane remains strong.

         Puerto Rico shippers select carriers based primarily upon price. To a lesser extent, criteria such as frequency, transit time, consistency, billing accuracy and claims experience are considered. The Company faces vigorous price competition from competitors in the Puerto Rico market, which are part of larger transportation organizations that possess greater financial resources than the Company.

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

         EMPLOYEES

         At December 31, 2002, Trailer Bridge had 230 employees consisting of 106 truck drivers and 124 executive and administrative personnel.


         Item 2. Properties

         Trailer Bridge is headquartered in Jacksonville, Florida, where it owns a 16,000 square foot office building adjacent to its truck operations center. This facility allows 82 Jacksonville personnel to be centralized in one location. The office building has also been designed so that additions can be constructed to serve the Company's future needs. The truck operations center property consists of 17.8 acres near Interstate 95, approximately 2 miles from the Company's marine terminal on Blount Island. In addition to the office building, the property includes an 11,400 square foot tractor maintenance shop where oil changes and light preventative maintenance are performed, a trailer washing facility, drivers' lounge and parking space for tractors and trailers.

         The Company maintains small sales office facilities in North Carolina, Illinois, Ohio and New Jersey that are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where 16 Puerto Rico administrative and sales personnel are based.

         PORT FACILITIES

         The Company utilizes port facilities in Jacksonville and San Juan where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck. Trailer Bridge's terminal in Jacksonville is located on Blount Island and consists of a berthing area and approximately 25 acres leased from the Jacksonville Port Authority. The lease, which expires in 2013, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. Included in the lease is a $3.6 million triple deck loading ramp funded by the Jacksonville Port Authority that the Company uses to load and unload its triple-deck roll-on/roll-off barges. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume with a minimum guarantee of approximately $1.7 million per year. The Company's marine terminal in San Juan consists of two berthing areas and 39 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo-handling services. This agreement, which expires in 2006, calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. The Company terminated its marine operations in Newark, New Jersey in December 2001. The Company believes its present port facilities are sufficient for its current operations. See - RAMP STRUCTURES above.


         Item 3. Legal Proceedings

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

         The Company is a plaintiff in a lawsuit brought by tenants against the Jacksonville Port Authority seeking declaratory relief from ad valorem taxes that Duval County, Florida sought to assess against the Jacksonville Port Authority that in turn sought to collect from each of its tenants. In July 2002 the plaintiffs won a declaratory judgment that the Jacksonville Port Authority is immune from the imposition of such taxes because the Jacksonville Port Authority is in the nature of an agency of a county and therefore immune from taxation under the Florida State Constitution. In December 2002 the motion of Duval County, Florida and the Jacksonville Port Authority for rehearing was denied and the July 2002 finding upheld. In January 2003 the defendants appealed this decision. The amount in controversy totals $68,000 for the years 1998, 1999 and 2000.

         The Company discontinued operations to and from Newark, New Jersey during the fourth quarter of 2001. Upon discontinuance of the Northeast service the Company was no longer required to contribute to the multi-employer pension plan of the International Longshoreman's Association thereby constituting a complete withdrawal from the plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Under the terms of ERISA the Company incurred a withdrawal liability that would be required to be paid unless the Company resumed contributions to the plan within three years. The ILA Pension Trust Fund (the "Fund") contends that the complete withdrawal from the plan took place in 2002 resulting in a withdrawal liability of $1,012,969 requiring 18 quarterly payments of $60,121 and a final payment of $16,084. The Company contends that the complete withdrawal occurred in 2001 resulting in a withdrawal liability of $445,206 requiring 18 quarterly payments of $27,639 and a final payment of $7,695. During 2002 the Company made three quarterly payments of $59,152 and one payment of $63,029 in the first quarter of 2003. During the fourth quarter of 2002 the Company filed a demand for arbitration pursuant to ERISA to determine the year of the complete withdrawal.

         The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims related to personnel matters or for personal injury and property damage incurred in the transportation of freight. The Company presently is a party to litigation arising from vehicle accidents or cargo damage, and management is not aware of any claims or threatened claims that reasonably would be expected to exceed insurance limits or have a material adverse effect upon the Company's operations or financial position.



         Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

                                     PART II

         Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market on July 29, 1997 under the symbol: TRBR.

         The following table represents the high and low sales price for the past two years.

                2001                    High                 Low
                ----                    ----                 ---

           First Quarter             $  2.97              $  1.31
           Second Quarter               2.69                 1.44
           Third Quarter                2.20                 1.51
           Fourth Quarter               1.85                 1.20

               2002                     High                 Low
               ----                     ----                 ---

           First Quarter                1.46                  .96
           Second Quarter               3.35                 1.50
           Third Quarter                3.00                 2.05
           Fourth Quarter               2.75                 1.66

         The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Certain of the Company's loan documents prevent the payment of cash dividends under certain circumstances.

         As of March 28, 2003 there were 50 stockholders of record in addition to approximately 1,100 stockholders whose shares were held in nominee name.

NASDAQ LISTING REQUIREMENTS TRANSFER TO SMALLCAP MARKET

         The Company needed to maintain stockholders' equity of at least $10.0 million and meet other operational measures satisfactory to the NASDAQ listings qualification panel to remain listed on the NASDAQ National Market. At December 31, 2002 the Company had $9.0 million in stockholders' equity therefore effective with the open of business on April 17, 2003 the Company's securities will be transferred to the Nasdaq SmallCap Market.

         The following table sets forth information about the Company's equity compensation plans.

                      Equity Compensation Plan Information

                                    (a)                             (b)                        (c)
                                    ---------------------------------------------------------------------------
                                                                                        Number of securities
                                                                                        remaining available
                                                                                        for future issuance
                           Number of securities to            Weighted-average          under equity
                           be issued upon exercise            exercise price of         compensation plans
                           of outstanding options,            outstanding options,      (excluding securities
Plan Category              warrants and rights                warrants and rights       reflected in column (a)
                           ------------------------           -------------------       -----------------------

Equity compensation                 1,327,110                          $5.59                     22,890
-------------------------------------------------------------------------------------------------------
plans approved by
-----------------
securities holders
------------------

Equity compensation
-------------------
plans not approved by
---------------------
security holders
------------------                          -----------------------------------------------------------

         Total                      1,327,110                          $5.59                     22,890
-------------------------------------------------------------------------------------------------------


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

                                                   1998           1999          2000          2001         2002
                                                   ----           ----          ----          ----         ----
                                                            (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
   Operating revenues....................        $77,241       $ 88,552         $91,706    $81,568       $73,810
   Operating loss........................         (2,838)           (39)         (3,961)   (26,242)       (4,036)
Net loss.................................         (2,516)        (2,136)        (10,342)   (29,420)       (7,099)

Net loss per common share................           (.26)          (.22)          (1.06)     (3.01)        (0.79)
BALANCE SHEET DATA:
   Working capital (deficiency)..........          3,963            613           3,159    (21,373)         (387)
   Total assets..........................         89,229         88,063          82,640     67,724        65,406
   Long-term debt, capitalized leases
     and due to affiliate(1).............         44,056         47,101          52,473     61,153        44,959
Stockholders' equity (deficiency)........        31,344          29,208          18,866     (8,745)        9,000

_____________________________________
(1)      Includes current maturities

         Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         EXECUTIVE SUMMARY

         The Company produces revenue by the movement of freight by water to and from Puerto Rico from the continental United States through its terminal facility in Jacksonville, Florida. The Company also generates revenue from the movement of freight within the continental United States by truck when such movement complements its core business of moving freight to and from Puerto Rico. The Company's operating expenses consists of the cost of the equipment, labor, facilities, fuel and administrative support necessary to move freight to and from Puerto Rico and within the continental United States as well as interest costs related to its borrowings. The Puerto Rico lane in which the Company operates has been subjected to overcapacity and intense competition over the past five years. During 2002 the Puerto Rico tradelane experienced continued overcapacity and intense competition during the first half of the year. Following the cessation of operations by a competitor of the Company -NPR, Inc.
- that had been operating in Chapter 11 bankruptcy, the Puerto Rico tradelane stabilized and competition became less intense. The Puerto Rico tradelane continues to undergo changes resulting from NPR, Inc.'s cessation of operations. The Company has seen increased utilization of its vessels during the fourth quarter of 2002 and the first quarter of 2003. During 2002 the Company experienced decreased revenues as a result of ceasing its Northeast service at the end of 2001, however the decrease in operating expenses was more pronounced than the reduction in revenues resulting in significantly improved performance for 2002 when compared to 2001.


         RESULTS OF OPERATIONS

         Year ended December 31, 2002 Compared to Year ended December 31, 2001

          Operating revenues decreased $7.8 million, or 9.6%, to $73.8 million during 2002 from $81.6 million during 2001. This decrease in operating revenues was due to a $6.5 million or 8.8% decrease in total Puerto Rico revenue to $67.4 million due to decreased volume resulting from the Company's cessation of its Northeast service and a decrease of $1.3 million in non-Puerto Rico domestic revenue and other revenue. As a result of terminating the Northeast service, the Company offered 22.2% less capacity in the Puerto Rico trade lane and operated four vessels to Puerto Rico in 2002 compared to six vessels in 2001. Core container and trailer volume to Puerto Rico decreased 10.7% in 2002 compared to 2001, while total car and other volume increased 19.9% compared to 2001. As a result, container and trailer revenue to Puerto Rico decreased 11.7% and car and other revenue increased 7.3% compared to 2001. Revenue from shipper owned or leased equipment moving to Puerto Rico decreased 1.7% from 2001. Revenue from northbound shipments from Puerto Rico decreased 14.6% from 2001 primarily as a result of the cessation of the Northeast service. The overall market to Puerto Rico, particularly with regard to the movement of used automobiles, not in trailers and shipper owned or leased movements, was characterized by overcapacity and intense rate competition during the first half of 2002 and more stable market conditions after the cessation of operations by a competitor of the Company in mid-year. The Company's fuel surcharge is included in the Company's revenues and amounted to $2.6 million in 2002 and $3.4 million in 2001.

         Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 79.4% during 2002, compared to 67.9% during 2001.

         The Company decreased its overall market share of freight moving in trailers or containers in both directions to 11.4% in 2002 from 12.9% in 2001, as a result of the termination of the Company's Northeast service. For 2002, the Company's market share was 11.4% southbound and 11.3% northbound compared to 12.7% southbound and 13.4% northbound in 2001. All of these market share figures are based on freight moving in trailers and containers and exclude cars and other wheeled vehicles moving southbound where the Company has a market share generally above 30%.

         Operating expenses decreased $30.0 million, or 27.8% from $107.8 million in 2001 to $77.9 million for 2002. This decrease was due to significant decreases in all areas other than insurance and claims that increased $386,377 or 14.6% due to higher insurance premium rates. Salary, wages and benefits decreased $2.4 million due to the reduction of personnel mainly attributable to the termination of the Company's Northeast service; reduced driver payroll due to a decrease in Company truck miles by approximately 1.7 million miles and a reimbursement of $222,832 workers compensation insurance premium due to an adjustment of rates from prior years. Purchased transportation decreased $6.1 million or 22.6% primarily due to decreased tug charter hire expense of $3.5 million related to elimination of the tug required for the Northeast service; an increase of $646,360 in charter revenue of idle vessels from $47,600 in 2001 that acts as a contra-expense to vessel expense and a decrease of $2.8 million in equipment expense, partially offset by an increase of $793,156 in truck and rail purchased transportation as a result of operating fewer owned tractors. Fuel expense decreased $3.4 million or 31.2% primarily as a result of termination of the Northeast service resulting in a $2.8 million decrease in tug fuel and a decrease of $530,850 in truck fuel expense resulting from a decrease in truck miles of approximately 1.7 million miles. Operation and maintenance expense decreased $8.3 million or 33.6% due to $4.4 million in lower marine terminal expenses because of reduced sailings and lower volumes as a result of the termination of the Company's Northeast service; the absence of any dry docking expenses as compared to $1.3 million in 2001; a $1.4 million decrease in truck maintenance due to a reduction in tractors; and an increase in net demurrage of $1.0 million. Taxes and licenses expense decreased $519,450 or 46.3% primarily as a result of reduction in volume related to the termination of the Company's Northeast service and a successful legal challenge to ad valorem taxes that Duval County, Florida sought to impose on the Company. Communications and utilities expense decreased $99,923 or 14.8% as a result of the termination of the Company's Northeast service and generally lower telephone rates. Depreciation and amortization expense decreased $1.5 million or 31.4% primarily as a result of the Company's tractor fleet being fully depreciated compared to $1.0 million in depreciation in 2001; the reduction in equipment associated with the Northeast service and lower depreciation of vessels following an asset impairment charge of $3.0 million in 2001. Other operating expense decreased $2.9 million, primarily as a result of a $2.1 million decrease in bad debt. Operating expenses also decreased $4.9 million in 2002 as compared with 2001 that included asset impairments charges of $3.8 million and restructuring charges for the Northeast service shutdown of $1.1 million. As a result, the Company's operating ratio decreased to 105.5% during 2002 from 132.0% during 2001.

          Interest expense (net) decreased to $3.0 million in 2002 from $3.2 million in 2001 primarily due to lower interest rates on the Company's floating rate indebtedness.

         As a result of the factors described above the Company reported a net loss of $7.1 million for 2002 compared to net loss of $29.4 million in 2001.

          Known Trends During First Quarter of 2003

          During January and February overall vessel utilization was 87.8% and 20.1% southbound and northbound, respectively, figures slightly above but similar to fourth quarter 2002 levels. The Company has experienced a noteworthy increase in volume in March. For the three weeks ending March 28, 2003, overall vessel utilization was 95.8% and 26.4% southbound and northbound, respectively. Based upon increased volume from specific accounts, increased customer commitments and actual booking levels and trends, the Company believes that the actual March volume and utilization performance is more indicative of business levels for the remainder of 2003 than any actual experience during 2002. The flat vessel utilization levels in January and February will impact operating results for the first quarter but the vessel utilization experienced for the three weeks ending March 28, 2003 results in significantly improved operating performance on a run-rate basis.

         Year ended December 31, 2001 Compared to Year ended December 31, 2000

         Operating revenues decreased $10.1 million, or 11.1%, to $81.6 million during 2001 from $91.7 million during 2000. This decrease was due to a $10.3 million or 12.2% decrease in total Puerto Rico revenue to $73.9 million due to decreased volume and rate deterioration in the Puerto Rico market and a decrease of $224,327 in non-Puerto Rico domestic revenue, partially offset by an increase in fuel surcharges and other revenue of $199,412. Core container and trailer volume to Puerto Rico decreased 1.4% in 2001 compared to 2000, and total car and other volume decreased 22.7% compared to 2000. As a result, core container and trailer revenue to Puerto Rico decreased 5.6% and car and other revenue decreased 26.6% compared to 2000. Revenue from shipper owned or leased equipment moving to Puerto Rico decreased 37.0% from 2000. Revenue from northbound shipments from Puerto Rico decreased 7.0% from 2000. The overall market to Puerto Rico, particularly with regard to the movement of used automobiles, not in trailers and shipper owned or leased movements, was characterized by overcapacity and intense rate competition. The Company's fuel surcharge of $3.4 million is included in the Company revenues for 2001 and increased from $2.9 million included in revenue in 2000.

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

         The market to and from Puerto Rico in 2001 was again characterized by increasing competitive activity throughout the year. The excess vessel capacity in the market was exacerbated by market volume reductions that resulted in overall market volume of trailers and containers declining 1.4% in 2001 with the largest decline in the northbound segment. The Company decreased its overall market share of freight moving in trailers or containers in both directions to 13.3% in 2001 from 13.6% in 2000, with all of that decrease coming from reduced share of market in the northbound segment. For 2001, the Company's market share was 13.1% southbound and 14.1% northbound compared to 13.1% southbound and 15.3% northbound in 2000. All of these market share figures are based on freight moving in trailers and containers and exclude cars and other wheeled vehicles moving southbound where the Company has a market share generally above 30%. The highly competitive market conditions resulted in a 2.3% reduction in yield. On March 21, 2001, the largest participant in the Puerto Rico market, NPR/Navieras, which had a 29.4% market share in 2000, in conjunction with its parent and affiliates, filed for Chapter 11 bankruptcy protection in the Delaware Bankruptcy Court in Wilmington, Delaware. Despite the bankruptcy filing NPR/Navieras continued to operate its regular service throughout 2001 placing additional downward pressure on rates. Through March 31, 2002, NPR/Navieras continues to operate its regular service.

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

         Operating expenses increased $12.1 million, or 12.7% from $95.7 million in 2000 to $107.8 million for 2001. This increase was due to an increase in salary, wages and benefits of $967,021 due to increases in healthcare expense and workers compensation insurance; an increase in purchased transportation of $518,962 primarily due to increased tug charter hire expense related to the additional tug required for the weekly Newark service; an increase in operation and maintenance of $3.2 million primarily due to the dry docking expense associated with the two roll-on roll-off barges. The Company elected to fully expense the cost of the dry-dockings in the first and second quarter of 2001 totaling $1.3 million rather than capitalize such expenses and amortize them over the period between dry-dockings. While the Company believes that this conservative treatment is the preferred method under SEC guidelines, it may not be the prevailing industry standard used by other shipping companies, including competitors of the Company. Operation and maintenance expense was also affected by increased maintenance expense on Company owned trucks, partially offset by less stevedoring expense due to lower volumes.

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


         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operations was $3.7 million in 2002 compared $11.0 million in 2001. This represented an improvement of $7.3 million from 2001. Net cash provided by investing activities of $839,286 in 2002 primarily reflects proceeds from the sale of older trailer equipment. Net cash provided from financing activities was $4.6 million compared to $10.3 million in 2001 representing a decrease of $5.7 million. Net cash provided from financing activities of $4.6 million consisted of $1.9 million for issuance of preferred stock to affiliates, borrowings of $4.9 million from an affiliate, borrowings of $102,623 on notes payable under the Company's borrowing facility, partially offset by payments of $1.8 million on notes payable and $531,672 payments on capital lease obligations.

         At December 31, 2002, cash amounted to $2.1 million, working capital was a negative $387,376, and stockholders' equity was $9.0 million.

         As of December 31, 2002, the Company had $6.1 million drawn under the credit facility against a borrowing base of $7.3 million that is secured by net receivables of $9.9 million.

         During 2002, the Company issued to the Company's affiliate, Kadampanattu Corp., $24 million of Series B Preferred Stock as payment for indebtedness, amounts deferred under long-term charters of the Company and an advance portion of the 2003 charterhire. The Series B Preferred Stock is not convertible into common stock.

         On September 30, 2002 the Company rescheduled its principal payments under each of its two Title XI bond issues. The combined interest payment due on September 30, 2002 totaling $805,010 was paid on its scheduled date. The Company had previously rescheduled the principal payments of $210,300 and $338,360, respectively, due on each of its Title XI bond issues September 30, 2001 and March 31, 2002 for payment on September 30, 2002 and March 31, 2003. This resulted in total scheduled principal payments for the Company's two Title XI issues of $420,600 and $676,720, respectively, for both September 30, 2002 and March 31, 2003. During the three months ended September 30, 2002, the Company rescheduled the full double principal payments due September 30, 2002 and one half of the double principal payments due March 31, 2003. As a result, commencing March 31, 2003, these rescheduled principal payments will be paid equally over the remaining scheduled principal payment periods of each Title XI issue. As rescheduled, the Company's semi- annual principal payments shall increase to $226,073 and $363,118 until fully paid September 30, 2022 and March 30, 2023, respectively. There was no fee paid or change in interest rate due to this rescheduling. The Company has received the consent of the Maritime Administration and the holder of both of the Title XI bond issues to defer the principal payments of $226,073 and $363,118 due March 31, 2003 until March 31, 2004. The Company will therefore defer such principal payments. The Company expects to pay the interest on each of the bond issues upon the earlier of the completion of the documentation regarding the deferral or the expiration of the grace period contained in each issue.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company's business plan for 2003 is to continue its effort to attract increased volume and manage operating costs in order to attain profitable operations. During the first quarter of 2003, the Company has commenced new contracts with both new and existing customers resulting in a significantly improved revenue level over the five-week period ended April 12, 2003. Revenue levels for the five week period ended April 12, 2003 are in excess of plan. The Company believes that if planned revenue levels can be maintained, attaining successful operations is expected. However, no assurance can be made that the Company will be successful in maintaining the improved revenue levels and accomplishing its other business plans. If the Company is unsuccessful in meeting its projections, there is no assurance that financial assistance from its affiliates similar to that received in the past would be made available. Therefore, there is substantial doubt as to the Company's ability to continue as a going concern.

         INFLATION

         Inflation has had a minimal effect upon the Company's operating results in recent years. Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. The Company expects that inflation will affect its costs no more than it affects those of other truckload and marine carriers.

         SEASONALITY

         The Company's marine operations are subject to the seasonality of the Puerto Rico freight market where shipments are generally reduced during the first calendar quarter and increased during the fourth calendar quarter of each year in anticipation of Christmas. This seasonality was not as pronounced in 2002, 2001 and 2000 as it had been in previous years.

         For the three months ending December 31, 2002, operating revenues increased $509,667 or 2.6% from $19.2 million in 2001 to $19.7 million in 2002 as a result of higher southbound trailer and auto volumes compared to previous quarter. The $2.6 million decrease in southbound revenue resulting from the termination of the Company's Northeast service was more than offset by an increase of $3.2 million in revenue from additional Jacksonville southbound volume partially offset by decreases in northbound and domestic revenue. Total operating expenses for the three months ended December 31, 2002, decreased $10.4 million to $21.4 million in 2002 from $31.8 million in 2001. Salary, wages and benefits decreased $568,212 as a result of a reduction in force as a result of the termination of the Company's Northeast service and lower driver payroll due to reduced miles driven by Company tractors. Purchased transportation decreased $411,675 or 6.3% primarily due to decreased tug charter hire expense of $846,833 related to elimination of the tug required for the Northeast service partially offset by an increase in truck and rail purchased transportation as a result of operating fewer tractors. Fuel expense decreased $258,752 primarily as a result of termination of the Northeast service resulting in a $269,987 decrease in tug fuel partially offset by higher fuel prices. Operating and maintenance expense decreased $1.9 million or 29.8% due to $761,838 in lower marine terminal expenses because of reduced sailings and lower volumes as a result of the termination of the Company's Northeast service; a $512,826 decrease in truck maintenance due to a reduction in tractors; and an increase in net demurrage of $674,931. Taxes and licenses decreased significantly from $507,629 in 2001 to $205,779 in 2002 as a result of a reversal of certain accruals in 2001 and due to an accrual for a tax settlement in Puerto Rico in 2001; Depreciation and amortization expense decreased $444,657 or 35.3% primarily as a result of the Company's tractor fleet being fully depreciated in 2002 compared to $201,917 in depreciation expense related to the tractor fleet in 2001; the reduction in equipment associated with the Northeast service and lower depreciation of vessels due to an asset impairment charge of $3.0 million in 2001. Other operating expense decreased $1.7 million, primarily as a result of a $1.5 million decrease in bad debt expense that had been negatively affected in 2001 by specific account write-offs and certain over accruals. Operating expenses also decreased $4.9 million in 2002 as compared with 2001 by the absence of asset impairments consisting of $3.8 million and restructuring charges for the Northeast service shutdown of $1.1 million that occurred in 2001.

         The Company's overall volume to and from Puerto Rico for the fourth quarter of 2002 increased 0.6% despite 20.5% less capacity offered due to the termination of the Northeast service. Core southbound volume and related revenue to Puerto Rico increased 2.1% and 6.7% respectively in the fourth quarter of 2002 compared to the similar period of 2001. Utilization of vessel capacity deployed on the core continental U.S. to Puerto Rico traffic lane increased to 86.6% during the fourth quarter of 2002 from 66.1% during the same period in 2001.

         For the three months ended December 31, 2002 the Company's net loss was $2.4 million compared to the same period in 2001 when the Company had a net loss of $13.3 million.

         The following table sets forth certain unaudited financial information for the Company for each of the last eight quarters (in thousands except per share amounts):

                                                    2001                                         2002
                                                    ----                                         ----
                                                                       By Quarter
                                 First     Second      Third       Fourth     First     Second      Third     Fourth
                                 -----     ------      -----       ------     -----     ------      -----     ------

Operating revenues...........   $20,637    $21,659    $20,052      $19,220   $17,480    $18,117    $18,488    $19,725
Operating loss...............    (4,500)    (4,350)    (4,813)     (12,579)     (587)      (324)    (1,496)    (1,630)
Net loss applicable to
  common shares..............    (5,374)    (5,161)    (5,598)     (13,286)   (1,311)    (1,130)    (2,488)    (2,818)


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

         The following table summarizes the Company's contractual obligations and commitments. See Notes 4, 5 and 6 of the Notes to Financial Statements for additional information regarding transactions with related parties, long-term debt and operating leases.

                                                                 Payments due by period
                                                     Less than 1                                              More than 5
    Contractual obligations         Total               year               1-3 years        3-5 years           years
    -----------------------         -----               ----               ---------        ---------           -----

Long-Term Debt Obligations        $39,693,944        $2,969,668           $15,855,378       $2,832,864       $18,036,034

[Operating Lease Obligations       48,679,009        19,730,556            17,098,563        5,773,725         6,076,165


                           Total  $88,372,953       $22,700,224           $32,953,941       $8,606,588       $24,112,199

RISKS

COMPANY LIQUIDITY

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company's business plan for 2003 is to continue its effort to attract increased volume and manage operating costs in order to attain profitable operations. During the first quarter of 2003, the Company has commenced new contracts with both new and existing customers resulting in a significantly improved revenue level over the five-week period ended April 12, 2003. Revenue levels for the five week period ended April 12, 2003 are in excess of plan. The Company believes that if planned revenue levels can be maintained, attaining successful operations is expected. However, no assurance can be made that the Company will be successful in maintaining the improved revenue levels and accomplishing its other business plans. If the Company is unsuccessful in meeting its projections, there is no assurance that financial assistance from its affiliates similar to that received in the past would be made available. Therefore, there is substantial doubt as to the Company's ability to continue as a going concern.

ASSISTANCE FROM AFFILIATES

         The Company has engaged and continues to engage in transactions with certain affiliates - Kadampanattu Corp., Transportation Receivables 1992, LLC and the Estate of M. P. McLean. Since inception, the Company has chartered its two ro/ro vessels from Kadampanattu Corp. under long term charters at a fixed daily price. At various times during the Company's existence the Company has borrowed funds from Kadampanattu Corp. on an unsecured basis, deferred charterhire or been forgiven charterhire. For the year ended December 31, 2002, the Company expensed $7.3 million in charterhire. During 2002, Kadampanattu Corp. deferred such charterhire and in August, September and December accepted shares of Series B Preferred Stock in payment.

         Kadampanattu Corp., a corporation wholly-owned by the Estate of M. P. McLean, has in previous years also advanced funds to the Company on an unsecured basis. During 2002, Kadampanattu Corp. converted $24.0 million of indebtedness, and advanced portion of the charterhire for 2003 under the long-term charters of the Company to non-convertible Series B Preferred Stock. Beginning April 1, 2003, cumulative preferential dividends will accrue on the outstanding amount of the Series B preferred stock at a rate equal to 90-day LIBOR plus 350 basis points. Starting in 2004, the dividend rate will increase 25 basis points per quarter up to a maximum dividend rate of 90-day LIBOR plus 650 basis points. The notes that the Series B Preferred Stock was exchanged for were non-interest bearing until due and provided for interest on overdue amounts at a rate of 90 day Libor plus 250 basis points. The Company's Audit Committee, comprised of independent directors, and the Company's full board of directors approved this conversion.

         During the first quarter of 2002, the Company entered in to a Loan and Security Agreement with the Estate of M. P. McLean under which the Company borrowed $3.0 million. The loan was secured primarily by unencumbered trailer equipment. During the second quarter of 2002, the Company borrowed $5.0 million from an affiliate, Transportation Receivables 1992, LLC secured primarily by the same unencumbered trailer equipment. The proceeds of this borrowing were used to repay $3.0 million borrowed in the first quarter of 2002 from a related affiliate, the Estate of M. P. McLean and to provide $2.0 million in working capital. In addition the same affiliate purchased $2.0 million of Series A Preferred Stock. The Series A Preferred Stock, which has a liquidation preference of $2.0 million, does not bear preferential dividends but participates with the common stock on an as-converted basis in any common dividends. Shares of Series A Preferred Stock are convertible into common stock at a price of $1.022330179 per common share, which was a 23.3% discount of the 30 day average closing price as of March 28, 2002 of $1.33. Except where class voting is required by law, the Series A Preferred Stock votes together with the common stock as a single class, with each share of Series A Preferred Stock entitled to 35.52 votes per share (or approximately 35% of the number of votes on an as-converted basis). The Estate of M. P. McLean is the sole member of Transportation Receivables 1992, LLC. The Company's Audit Committee, comprised of independent directors, and the Company's full board of directors, based upon a fairness opinion from an independent entity, approved all transactions with Transportation Receivables 1992, LLC.

         The Estate of M. P. McLean, or its affiliates, owns approximately 50.6% of the outstanding shares of the Company's Common Stock and 100% of the Series A Preferred Stock, resulting in 53.9% of the voting stock of the Company. Upon conversion of the Series A Preferred Stock the Estate of M. P. McLean would control approximately 58.8% of the voting interest. In addition, it owns 100% of the common stock of Kadampanattu Corp. John D. McCown, Chairman and Chief Executive Officer of the Company, is a co-executor of the Estate of M. P. McLean. No assurance can be made that the Estate of M. P. McLean, or other affiliate will provide additional support to the Company. John D. McCown and William G. Gotimer, Jr. are officers and directors of Kadampanattu Corp. M. P. McLean, Jr., a director of the Company, is a director of Kadampanattu Corp.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which requires the Company to make estimates and assumptions about future events and their impact on amounts reported in these financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

         Management believes the application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

         The Company's accounting policies are more fully described in Note 1 to the financial statements. Certain critical accounting policies are described below.

         Revenue Recognition. Revenue is recognized on a percentage of completion basis.

         Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. Due to the continued operating losses independent appraisals are used to determine the appropriateness of the carrying values.

         Income taxes. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with the its net operating loss carry forward (NOL) if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to the size of the Company's NOL in relation to the Company's history of unprofitable operations, we have not recognized any of this net deferred tax asset. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

        It is possible, however, that the Company could operate in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 38% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although cash tax payments would remain unaffected until the benefit of the NOL is utilized.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See the Company's audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

New Accounting Pronouncements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 54, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Additionally, his Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. This Statement will be effective for the year ended December 31, 2003 and for transactions entered into after May 15, 2002. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies Emerging Issued Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123 (same title) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements in both annual and interim financial statements related to the methods of accounting for stock-based employee compensation and the effect of the method on reported results. The Statement also prohibits the use of the prospective method of transition, as outlined in SFAS No. 123, when beginning to expense stock options and change to the fair value based method in fiscal years beginning after December 15, 2003. As required, the Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The adoption of the measurement requirements of FIN 45 will not have a material impact on the Company's financial position or results of operation.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. The provisions of FIN 46 are applicable for variable interest entities created prior to January 31, 2003 no later than July 1, 2003. The adoption of FIN 46 will not have an impact on the Company's financial position or results of operations.

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

The contract/notional amount and estimated fair value of the Company's financial instrument as of December 31, 2001 are as follows:

                                                       2001

                                        -----------------------------------
                                         Contact/Notional         Fair
                                             Amount               Value
                                        -----------------  ----------------

Interest rate swap agreement                $ 812,000          $ (35,592)

         The Company has no interest rate swap agreements at December 31, 2002.

         The following tables summarize the Company's debt obligations at December 31, 2002 and 2001, presenting principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates represent the weighted-average rates of the portfolio at December 31, 2002 and 2001. The Company estimates that the carrying value of its debt instruments is not materially different from its fair value.

Expected Fiscal Year of Maturity at December 31, 2002
(Dollars in thousands)

                                          2003        2004        2005         2006        2007      Thereafter
                                  ------------------------------------------------------------------------------

Fixed Rate                      $        1,253       1,253       1,253        1,654       1,178        18,039

Average Interest Rate                     6.7%        6.7%        6.7%         6.7%        6.7%          6.7%

Variable Rate                   $        1,714      13,350                                                -

Average Interest Rate                     6.3%        6.3%                                                -



Expected Fiscal Year of Maturity at December 31, 2001
(Dollars in thousands)
                                          2002        2003        2004         2005        2006    Thereafter
                                  ----------------------------------------------------------------------------

Fixed Rate                      $        1,097       1,646       1,097        1,097       1,097        17,896

Average Interest Rate                     6.7%        6.7%        6.7%         6.7%        6.7%          6.7%

Variable Rate                   $       17,550                                                            -

Average Interest Rate                     5.5%                                                            -

         Item 8.  Financial Statements and Supplementary Data

         TRAILER BRIDGE, INC.

         Financial Statements for the Three Years in the Period Ended December 31, 2002 and Independent Auditors' Report

                                   * * * * * *

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2002

                               BALANCE AT              CHARGED TO
                                BEGINNING              COSTS AND              DEDUCTIONS             BALANCE AT
          YEAR                   OF YEAR                EXPENSES             (CHARGEOFFS)            END OF YEAR
          ----                   -------                --------             ------------            -----------


Allowance for Doubtful Accounts


          2000                 $1,368,514              1,805,130             (1,459,819)             1,713,825
          2001                 $1,713,825              4,737,308             (5,333,050)             1,118,083
          2002                 $1,118,083                981,637             (1,203,947)               895,773

         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

         Incorporated by Reference

         The information called for by Item 10 -- "Directors and Executive Officers of the Registrant", Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions" is incorporated herein by this reference to the Company's definitive proxy statement for its annual meeting of stockholders scheduled to be held in May 2003, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

         Item 15. Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

         (a) Documents Filed as Part of this Report

         2. Financial Statement Schedules:

            Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2002, 2001 and 2000.

            All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements and notes thereto in Item 8 above.

         3. Exhibits.


                                  EXHIBIT INDEX

                   (Exhibits being filed with this Form 10-K)


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
------                             -----------------------


3.1.1(12)           Amended and Restated Certificate of Incorporation of the
                    Registrant

3.1.2(12)           Certificate of Designations of Series A Preferred Stock

3.1.3(12)           Certificate of Designations of Series B Preferred Stock

3.1.4(12)           Amendment No. 1 to Certificate of Designations of Series B
                    Preferred Stock

3.1.5(12)           Amendment No. 2 to Certificate of Designations of Series B
                    Preferred Stock

3.2(1)              Form of Amended and Restated Bylaws of the Registrant

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
------                             -----------------------

4.1(1) See Exhibits 3.1.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

10.1(1)#            Form of Indemnification Agreement with Directors and
                    Executive Officers

10.2(1)             Bareboat Charter Party dated February 1992

10.2.1(1)           Amendment to Bareboat Charter Party dated December 31, 1994

10.2.2(1)           Second Amendment to Bareboat Charter Party dated October
                    1995

10.2.3(1)           Third Amendment to Bareboat Charter Party dated March 1,
                    1997

10.2.4(1)           Form of Fourth Amendment to Bareboat Charter Party

10.2.5(2)           Fourth Amendment to Bareboat Charter Party dated June 30,
                    1997

10.2.6(13)          Fifth Amendment to Bareboat Charter Party dated March 30,
                    2001

10.6(1) Vessel Construction Contract dated as of December 30, 1996 between Coastal Ship, Inc. and Halter Marine, Inc.

10.6.1(1)           Assignment of Vessel Construction Contract dated March 24,
                    1997 between Coastal Ship, Inc. and the Registrant

10.6.2(1)           Amendment No. 1 to Vessel Construction Contract dated as of
                    April 1997

10.7.1(11)          Amended, Modified, Restated and Renewal Real Estate
                    Promissory Note dated June 14, 2002 between the Registrant and Wachovia Bank (formerly, First Union National Bank of
                    Florida)

10.8(1)             Commitment to Guarantee Obligations

10.8.1(1)           Trust Indenture

10.8.3(1)           Title XI Reserve Fund and Financial Agreement

10.8.4(4)           Commitment to Guarantee Obligations

10.8.5(4)           Trust Indenture

10.8.7(4)           Title XI Reserve Fund and Financial Agreement

10.8.9(8)           Trust Indenture First Supplement to Special Provisions

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
------                             -----------------------

10.8.11(8)          Trust Indenture First Supplement to Special Provisions

10.8.12(12)         Trust Indenture, Second Supplement to Special Provisions

10.8.13(12)         United States Government Guaranteed Ship Financing Bond,
                    1997 Series, Amended and Restated September 30, 2002, in the amount of $10,515,000

10.8.14(12)         Trust Indenture, Second Supplement to Special Provisions

10.8.15(12)         United States Government Guaranteed Ship Financing Bond,
                    1997 Series II, Amended and Restated September 30, 2002, in the amount of $16,918,000

10.9(1) Agreement and Lease dated as of August 1, 1991 between the Registrant and the Jacksonville Port Authority

10.9.1(1)           Amendment #5 to Exhibit B, Schedule of Fees and Charges

10.11(1)#           Incentive Stock Plan

10.11.1(1)#         Form of Stock Option Award Agreement

10.11.2(6)#         Amendment No. 1 to Trailer Bridge, Inc. Stock Incentive Plan

10.11.3(6)#         Trailer Bridge, Inc. Non-Employee Director Stock Incentive
                    Plan

10.11.4(6)#         Form of Non-Employee Director Stock Option Award Agreement

10.12(3)            Trailer Bridge, Inc. Employee Stock Purchase Plan

10.14(5)            Agreement with Kadampanattu Corp. re ramp expenses

10.15(6) Loan and Security Agreement dated as of December 27, 2000 Between General Electric Capital Corporation as Lender and Trailer Bridge, Inc. as Borrower

10.15.1(9)          First Amendment Dated as of August ___, 2001 to Loan and
                    Security Agreement dated as of December 27, 2000 Between
                    General Electric Capital Corporation as Lender and Trailer
                    Bridge, Inc. as Borrower

10.15.2(10)         Second Amendment to Loan and Security Agreement dated as of
                    May 1, 2002 by and between Trailer Bridge, Inc. and General
                    Electric Capital Corporation

10.18(10)           Loan and Security Agreement dated as of May ___, 2002
                    Between Transportation Receivables 1992, LLC as Lender and
                    Trailer Bridge, Inc. as Borrower

10.19(10)           Securities Purchase Agreement between Trailer Bridge, Inc.
                    and Transportation Receivables 1992, LLC

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
------                             -----------------------

10.20(10)           Intercreditor Agreement, dated as of May 1, 2002 by and
                    among Transportation Receivables 1992, LLC, General Electric
                    Capital Corporation and Trailer Bridge, Inc.

10.22.1(11)         Receipt for Future Advance and Mortgage and Mortgage Note
                    Modification, Consolidation and Extension Agreement dated as of May 23, 2002 between Trailer Bridge, Inc., as Mortgagor, and Transportation Receivables 1992, LLC, as Mortgagee (as assignee of the Estate of M. P. McLean)

10.22.2(11)         Consolidated Promissory Note dated as of May 23, 2002 in the original principal amount of $5,000,000 from Trailer Bridge, Inc. to Transportation Receivables 1992, LLC

10.23(11)           Registration Rights Agreement dated as of May 23, 2002
                    between Trailer Bridge, Inc. and Transportation Receivable
                    1992, LLC

10.24(13)#          Employment Agreement dated as of April 5, 2002 between
                    Trailer Bridge, Inc. and William G. Gotimer, Jr.

18(7)               Letter re Change in Accounting principles

23(13)              Consent of Deloitte & Touche LLP

99.1(13) Certification of Trailer Bridge, Inc.'s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                    Section 906 of the Sarbanes-Oxley Act of 2002)

99.2(13) Certification of Trailer Bridge, Inc.'s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                    Section 906 of the Sarbanes-Oxley Act of 2002)
-------------------

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-28221) that became effective on July 23, 1997.

(2) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

(3) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1998.

(5) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 2000.

(7) Incorporated by reference to the indicated exhibit to the Company's Form 10-K/A for the year ended December 31, 2000 filed December 14, 2001.

(8) Incorporated by reference to the indicated exhibit to the Company's Form 8-K filed January 9, 2002.

(9) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 2001.

(10) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended March 31, 2002.

(11) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002.

(12) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2002.

(13)     Filed herewith.

# Management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this 14th day of April 2003.


                                       TRAILER BRIDGE, INC.


                                       By:  /s/ John D. McCown
                                            ------------------------------------
                                           John D. McCown
                                           Chairman of the Board and
                                           Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                                          TITLE                                  DATE
                ---------                                          -----                                  ----

/s/ John D. McCown                         Chairman of the Board and Chief Executive Officer        April 14, 2003
------------------------------------       and Director (Principal Executive Officer)
John D. McCown


/s/ Mark A. Tanner                         Vice President -- Administration and Chief Financial     April 14, 2003
------------------------------------       Officer (Principal Financial and Accounting Officer)
Mark A. Tanner


/s/ William G. Gotimer, Jr.                Director                                                 April 14, 2003
------------------------------------
William G. Gotimer, Jr.


/s/ Nickel van Reesema                     Director                                                 April 14, 2003
------------------------------------
Nickel van Reesema



/s/ Allen L. Stevens                       Director                                                 April 14, 2003
------------------------------------
Allen L. Stevens


/s/ Peter Shaerf                           Director                                                 April 14, 2003
------------------------------------
Peter Shaerf


/s/ Artis E. James                         Director                                                 April 14, 2003
------------------------------------
Artis E. James

                SIGNATURE                                          TITLE                                  DATE
                ---------                                          -----                                  ----


                                           Director                                                 April ___, 2003
------------------------------------
F. Duffield Meyercord


                                           Director                                                 April ___, 2003
------------------------------------
Malcom P. McLean, Jr.


                                           Director                                                 April ___, 2003
------------------------------------
Greggory B. Mendenhall

CERTIFICATIONS

I, John D. McCown, certify that:

1. I have reviewed this annual report on Form 10-K of Trailer Bridge, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

                                        /s/ John D. McCown
                                        -----------------------
                                        John D. McCown
                                        Chief Executive Officer

CERTIFICATIONS

I, Mark A. Tanner, certify that:

1. I have reviewed this annual report on Form 10-K of Trailer Bridge, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

                                        /s/ Mark A. Tanner
                                        -----------------------
                                        Mark A. Tanner
                                        Chief Financial Officer

                                  EXHIBIT INDEX

                   (Exhibits being filed with this Form 10-K)


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
------                             -----------------------

3.1.1(12)           Amended and Restated Certificate of Incorporation of the
                    Registrant

3.1.2(12)           Certificate of Designations of Series A Preferred Stock

3.1.3(12)           Certificate of Designations of Series B Preferred Stock

3.1.4(12)           Amendment No. 1 to Certificate of Designations of Series B
                    Preferred Stock

3.1.5(12)           Amendment No. 2 to Certificate of Designations of Series B
                    Preferred Stock

3.2(1)              Form of Amended and Restated Bylaws of the Registrant

4.1(1) See Exhibits 3.1.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

10.1(1)#            Form of Indemnification Agreement with Directors and
                    Executive Officers

10.2(1)             Bareboat Charter Party dated February 1992

10.2.1(1)           Amendment to Bareboat Charter Party dated December 31, 1994

10.2.2(1)           Second Amendment to Bareboat Charter Party dated October
                    1995

10.2.3(1)           Third Amendment to Bareboat Charter Party dated March 1,
                    1997

10.2.4(1)           Form of Fourth Amendment to Bareboat Charter Party

10.2.5(2)           Fourth Amendment to Bareboat Charter Party dated June 30,
                    1997

10.2.6(13)          Fifth Amendment to Bareboat Charter Party dated March 30,
                    2001

10.6(1) Vessel Construction Contract dated as of December 30, 1996 between Coastal Ship, Inc. and Halter Marine, Inc.

10.6.1(1)           Assignment of Vessel Construction Contract dated March 24,
                    1997 between Coastal Ship, Inc. and the Registrant

10.6.2(1)           Amendment No. 1 to Vessel Construction Contract dated as of
                    April 1997

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
------                             -----------------------

10.7.1(11)          Amended, Modified, Restated and Renewal Real Estate
                    Promissory Note dated June 14, 2002 between the Registrant and Wachovia Bank (formerly, First Union National Bank of
                    Florida)

10.8(1)             Commitment to Guarantee Obligations

10.8.1(1)           Trust Indenture

10.8.3(1)           Title XI Reserve Fund and Financial Agreement

10.8.4(4)           Commitment to Guarantee Obligations

10.8.5(4)           Trust Indenture

10.8.7(4)           Title XI Reserve Fund and Financial Agreement

10.8.9(8)           Trust Indenture First Supplement to Special Provisions

10.8.11(8)          Trust Indenture First Supplement to Special Provisions

10.8.12(12)         Trust Indenture, Second Supplement to Special Provisions

10.8.13(12)         United States Government Guaranteed Ship Financing Bond,
                    1997 Series, Amended and Restated September 30, 2002, in the amount of $10,515,000

10.8.14(12)         Trust Indenture, Second Supplement to Special Provisions

10.8.15(12)         United States Government Guaranteed Ship Financing Bond,
                    1997 Series II, Amended and Restated September 30, 2002, in the amount of $16,918,000

10.9(1) Agreement and Lease dated as of August 1, 1991 between the Registrant and the Jacksonville Port Authority

10.9.1(1)           Amendment #5 to Exhibit B, Schedule of Fees and Charges

10.11(1)#           Incentive Stock Plan

10.11.1(1)#         Form of Stock Option Award Agreement

10.11.2(6)#         Amendment No. 1 to Trailer Bridge, Inc. Stock Incentive Plan

10.11.3(6)#         Trailer Bridge, Inc. Non-Employee Director Stock Incentive
                    Plan

10.11.4(6)#         Form of Non-Employee Director Stock Option Award Agreement

10.12(3)            Trailer Bridge, Inc. Employee Stock Purchase Plan

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
------                             -----------------------

10.14(5)            Agreement with Kadampanattu Corp. re ramp expenses

10.15(6) Loan and Security Agreement dated as of December 27, 2000 Between General Electric Capital Corporation as Lender and Trailer Bridge, Inc. as Borrower

10.15.1(9)          First Amendment Dated as of August ___, 2001 to Loan and
                    Security Agreement dated as of December 27, 2000 Between
                    General Electric Capital Corporation as Lender and Trailer
                    Bridge, Inc. as Borrower

10.15.2(10)         Second Amendment to Loan and Security Agreement dated as of
                    May 1, 2002 by and between Trailer Bridge, Inc. and General
                    Electric Capital Corporation

10.18(10)           Loan and Security Agreement dated as of May ___, 2002
                    Between Transportation Receivables 1992, LLC as Lender and
                    Trailer Bridge, Inc. as Borrower

10.19(10)           Securities Purchase Agreement between Trailer Bridge, Inc.
                    and Transportation Receivables 1992, LLC

10.20(10)           Intercreditor Agreement, dated as of May 1, 2002 by and
                    among Transportation Receivables 1992, LLC, General Electric
                    Capital Corporation and Trailer Bridge, Inc.

10.22.1(11)         Receipt for Future Advance and Mortgage and Mortgage Note
                    Modification, Consolidation and Extension Agreement dated as of May 23, 2002 between Trailer Bridge, Inc., as Mortgagor, and Transportation Receivables 1992, LLC, as Mortgagee (as assignee of the Estate of M. P. McLean)

10.22.2(11)         Consolidated Promissory Note dated as of May 23, 2002 in the original principal amount of $5,000,000 from Trailer Bridge, Inc. to Transportation Receivables 1992, LLC

10.23(11)           Registration Rights Agreement dated as of May 23, 2002
                    between Trailer Bridge, Inc. and Transportation Receivable
                    1992, LLC

10.24(13)#          Employment Agreement dated as of April 5, 2002 between
                    Trailer Bridge, Inc. and William G. Gotimer, Jr.

18(7)               Letter re Change in Accounting principles

23(13)              Consent of Deloitte & Touche LLP

99.1(13) Certification of Trailer Bridge, Inc.'s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                    Section 906 of the Sarbanes-Oxley Act of 2002)

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
------                             -----------------------

99.2(13) Certification of Trailer Bridge, Inc.'s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                    Section 906 of the Sarbanes-Oxley Act of 2002)

-------------------

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-28221) that became effective on July 23, 1997.

(2) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

(3) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1998.

(5) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 2000.

(7) Incorporated by reference to the indicated exhibit to the Company's Form 10-K/A for the year ended December 31, 2000 filed December 14, 2001.

(8) Incorporated by reference to the indicated exhibit to the Company's Form 8-K filed January 9, 2002.

(9) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 2001.

(10) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended March 31, 2002.

(11) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002.

(12) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2002.

(13)     Filed herewith.

# Management contract or compensatory plan or arrangement.

     THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED FINANCIAL STATEMENTS OF TRAILER BRIDGE, INC. AS OF AND FOR THE ONE YEAR ENDED DECEMBER 31, 2002 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

TRAILER BRIDGE, INC.

Financial Statements for the Three Years in the Period Ended December 31, 2002 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Trailer Bridge, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Trailer Bridge, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Manage-ment's plans concerning this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for periodic vessel dry-docking in 2000.

DELOITTE & TOUCHE LLP
Certified Public Accountants
Jacksonville, Florida
April 12, 2003

TRAILER BRIDGE, INC.

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


                                                                       2002            2001
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $    2,144,887    $    441,320
  Marketable securities                                                                  61,403
  Trade receivables, less allowance for doubtful
    accounts of $895,772 and $1,118,083                               9,928,915      10,547,863
  Other receivables                                                      17,040          34,272
  Prepaid expenses                                                    1,939,032       1,258,125
  Assets held for sale                                                                  305,873
                                                                                    -----------

           Total current assets                                      14,029,874      12,648,856

PROPERTY AND EQUIPMENT, net                                          50,076,776      53,616,664

OTHER ASSETS                                                          1,299,031       1,458,225
                                                                     ----------     -----------

TOTAL ASSETS                                                     $   65,405,681    $ 67,723,745
                                                                  =============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                               $    6,980,180    $  9,622,215
  Accrued liabilities                                                 3,679,382       4,824,789
  Current portion of long-term debt                                   2,969,668      18,742,140
  Unearned revenue                                                      788,020         832,898
                                                                  -------------     -----------
           Total current liabilities                                 14,417,250      34,022,042

DUE TO RELATED PARTIES                                                5,264,627      19,577,513

LONG-TERM DEBT, less current portion                                 36,724,276      22,833,420

DERIVATIVE FINANCIAL INSTRUMENT                                                          35,952
                                                                                    -----------

TOTAL LIABILITIES                                                    56,406,153      76,468,927
                                                                  -------------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 4, 6 and 11)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock Series A, $.01 par value, 1,000,000 shares authorized; 19,550 shares issued and outstanding
    (liquidation value $2,000,000)                                          196
  Preferred stock Series B, $.01 par value, 1,000,000 shares authorized 24,000 shares issued and outstanding (liquidation
    value $24,000,000)                                               22,047,112
  Common stock, $.01 par value, 20,000,000 authorized
    shares; 9,777,500 shares outstanding                                 97,775          97,775
  Additional paid-in capital                                         44,309,216      39,791,818
  Subscribed preferred stock Series B                                (1,073,352)
  Accumulated deficit                                               (56,381,419)    (48,634,775)
                                                                  -------------     -----------

          Total stockholders' equity (deficiency)                     8,999,528      (8,745,182)
                                                                  -------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIENCY)                                          $   65,405,681    $ 67,723,745
                                                                  =============     ===========

See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                           2002              2001               2000

OPERATING REVENUES                                                 $   73,810,457     $  81,567,732      $  91,706,164

OPERATING EXPENSES:
  Salaries, wages, and benefits                                        15,218,526        17,615,602         16,648,581
  Rent and purchased transportation:
    Related party                                                       7,336,500         7,336,500          7,356,600
    Other                                                              20,893,378        27,006,429         26,487,467
  Fuel                                                                  7,396,815        10,751,623         11,157,500
  Operating and maintenance (exclusive of
    depreciation shown separately below)                               16,391,612        24,702,099         21,503,909
  Taxes and licenses                                                      602,742         1,122,191            497,016
  Insurance and claims                                                  3,036,622         2,650,245          2,373,186
  Communications and utilities                                            577,320           677,243            662,026
  Depreciation and amortization                                         3,383,002         4,928,489          4,840,965
  Other operating expenses                                              3,112,174         5,984,223          4,570,616
  (Gain) loss on sale of equipment, net:
    Related party                                                                                             (336,818)
    Other                                                                (101,862)          160,692            (93,398)
  Asset impairments                                                                       3,820,421
  Restructuring expenses (Note 2)                                                         1,054,410
                                                                    -------------      ------------       ------------
                                                                       77,846,829       107,810,167         95,667,650
                                                                    -------------      ------------       ------------
OPERATING LOSS                                                         (4,036,372)      (26,242,435)        (3,961,486)

NONOPERATING INCOME (EXPENSE):
  Interest expense, net                                                (3,052,569)       (3,225,079)        (3,357,936)
  Other, net                                                              (10,527)           25,449
                                                                    -------------      ------------       ------------
                                                                       (3,063,096)       (3,199,630)        (3,357,936)
                                                                    -------------      ------------       ------------

LOSS BEFORE INCOME TAX AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               (7,099,468)      (29,442,065)        (7,319,422)
INCOME TAX (EXPENSE) BENEFIT                                               (3,305)           22,129         (3,149,432)
                                                                    -------------      ------------       ------------

LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                    (7,102,773)      (29,419,936)       (10,468,854)
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX OF $77,900 (Note 1)                                                                       127,100
                                                                    -------------      ------------       ------------

NET LOSS                                                               (7,102,773)      (29,419,936)       (10,341,754)

ACCRETION OF PREFERRED STOCK DISCOUNT                                    (643,871)
                                                                    -------------      ------------       ------------

NET LOSS APPLICABLE TO COMMON SHARES                               $   (7,746,644)    $ (29,419,936)     $ (10,341,754)
                                                                    =============      ============       ============

  LOSS PER COMMON SHARE (BASIC AND DILUTED):
    Loss before cumulative effect of accounting change             $        (0.79)    $       (3.01)     $       (1.07)
    Cumulative effect of accounting change                                                                        0.01
                                                                    -------------      ------------       ------------
    Net loss per common share                                      $        (0.79)    $       (3.01)     $       (1.06)
                                                                    =============      ============       ============

See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


                                                     Preferred Stock Series A   Preferred Stock Series B           Common Stock
                                                    -------------------------  ------------------------------ ----------------------
                                                       Shares     Amount        Shares        Amount          Shares        Amount
                                                    ----------- ----------     ---------  ------------      -----------  -----------

BALANCE, JANUARY 1, 2000                                                                                     9,777,500    $  97,775
                                                    ---------   --------     ---------    ------------     -----------     --------
  Net loss


BALANCE, DECEMBER 31, 2000                                                                                   9,777,500       97,775
  Capital contribution from charter
    hire relief (Note 4)
  Net loss
                                                    ---------   --------     ---------    ------------     -----------     --------


BALANCE, DECEMBER 31, 2001                                                                                   9,777,500       97,775

  Issuance of preferred stock Series A,
    net of issuance costs                              19,550    $   196

  Issuance of preferred stock Series B                                          24,000   $  21,403,241

  Accretion of Preferred Stock Discount                                                        643,871

  Net loss
                                                    ---------   --------     ---------    ------------     -----------     --------

BALANCE, DECEMBER 31, 2002                             19,550    $   196        24,000   $  22,047,112       9,777,500    $  97,775
                                                    =========   ========     =========    ============     ===========     ========


                                                  Additional                               Subscribed
                                                   Paid-in         Accumulated      Preferred Stock Series B
                                                    Capital          Deficit               Receivable                 Total
                                               ---------------  ----------------- ---------------------------- ------------------

BALANCE, JANUARY 1, 2000                        $  37,982,818     $   (8,873,085)                                 $   29,207,508
  Net loss                                                           (10,341,754)                                    (10,341,754)
                                                 ------------       ------------           -----------             -------------

BALANCE, DECEMBER 31, 2000                         37,982,818        (19,214,839)                                     18,865,754
  Capital contribution from charter
    hire relief (Note 4)                            1,809,000                                                          1,809,000
  Net loss                                                           (29,419,936)                                    (29,419,936)
                                                 ------------       ------------           -----------             -------------

BALANCE, DECEMBER 31, 2001                         39,791,818        (48,634,775)                                     (8,745,182)

  Issuance of preferred stock Series A              1,920,639                                                          1,920,835

  Issuance of preferred stock Series B              2,596,759                             $ (1,073,352)               22,926,648

  Accretion of Preferred Stock Discount                                 (643,871)

  Net loss                                                            (7,102,773)                                     (7,102,773)
                                                 ------------       ------------           -----------             -------------

BALANCE, DECEMBER 31, 2002                      $  44,309,216      $ (56,381,419)         $ (1,073,352)           $    8,999,528
                                                 ============       ============           ===========             =============



See notes to financial statements.

TRAILER BRIDGE, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                              2002          2001             2000
OPERATING ACTIVITIES:
  Net loss                                              $ (7,102,773)   $ (29,419,936    $ (10,341,754)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                        3,383,002        4,928,489        4,840,965
      Non-cash purchased transportation,
        related party                                      3,673,417
      Asset impairment                                                      3,820,421
      Provision for uncollectible accounts                   981,637        4,737,308        1,805,130
      Loss on trading securities                              10,527
      Proceeds from sale of trading securities                50,876
      (Gain) loss on sale of equipment                      (101,862)         160,692         (430,216)
      Loss on derivative instruments                                           35,952
      Deferred income tax provision                                         3,227,332
      Stock received in demutualization of
        insurance carrier                                                     (61,403)
      Change in assets and liabilities:
      (Increase) decrease in:
        Trade receivables                                   (362,689)        (201,936)      (4,353,227)
        Other receivables                                     17,232           69,999          (27,773)
        Due from affiliate                                                      2,007        2,748,193
        Prepaid expenses                                    (680,907)         414,992         (470,674)
        Other assets                                         159,194          117,834           41,184
      Increase (decrease) in:
        Accounts payable                                  (2,642,035)       2,128,041           33,404
        Accrued liabilities                               (1,045,066)       1,690,682         (279,228)
        Unearned revenue                                     (44,878)         540,103         (206,711)
                                                         -----------     ------------     ------------
           Net cash used in operating activities          (3,704,325)     (11,036,755)      (3,413,375)
                                                         -----------     ------------     ------------
INVESTING ACTIVITIES:
  Purchases and construction of property and equipmet        (47,138)        (810,830)      (5,648,398)
  Proceeds from the sale of equipment                        886,424        1,152,295        1,799,205
  Decrease in restricted cash and investments                                 691,419
                                                         -----------     ------------     ------------
           Net cash provided by (used in) investing
             activities                                      839,286          341,465       (3,157,774)
                                                         -----------     ------------     ------------

FINANCING ACTIVITIES:
  Proceeds from borrowings on notes payables                                                12,000,000
  Net borrowings (repayments) on revolving line of credit    102,623          700,580      (10,288,713)
  Payments on notes payable                               (1,827,572)      (2,626,640)      (5,294,636)
  Proceeds from borrowings from affiliate                  4,940,345       12,348,438        9,038,075
  Payment for termination of interest rate swap              (35,952)
  Debt issue costs                                                           (381,150)
  Payments on capital lease obligations                     (531,673)        (150,935)         (83,010)
  Issuance of Preferred Series A                           1,920,835
                                                         -----------     ------------     ------------
           Net cash provided by financing activities       4,568,606       10,271,443        4,990,566
                                                         -----------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,703,567         (423,847)      (1,580,583)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 441,320          865,167        2,445,750
                                                         -----------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                  $  2,144,887    $     441,320    $     865,167
                                                         -----------     ------------     ------------
SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
INVESTING AND FINANCING ACTIVITIES:

Cash paid for state income taxes                        $      2,875    $       3,275    $      11,055
                                                         ===========     ============     ============

Cash paid for interest                                  $  3,596,847    $   2,374,819    $   4,097,954
                                                         ===========     ============     ============

Conversion of subordinated debt                         $ 22,926,648
                                                         ===========     ============     ============

Equipment acquired under capital lease agreements       $    375,006    $     217,945
                                                         ===========     ============     ============

Capital contribution from related party debt
   forgiveness                                                          $   1,809,000
                                                         ===========     ============     ============

See notes to financial statements.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Trailer Bridge, Inc. (the "Company") is a domestic trucking and marine transportation company with contract and common carrier authority. Highway transportation services are offered in the continental United States, while marine transportation is offered between Jacksonville, Florida and San Juan, Puerto Rico.

      Cash and Cash Equivalents - The Company considers cash on hand and amounts on deposit with financial institutions with original maturities of three months or less to be cash equivalents.

      Marketable Securities - The Company classifies its marketable securities as trading securities, as they are expected to be sold in the near term. The securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded in operations. Quoted market prices are used to determine the fair value of trading securities.

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

      Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

      Goodwill - The Company historically amortized goodwill using the straight-line method over twenty-five years, and periodically reviewed goodwill for potential impairment. In 2001, the Company determined that goodwill was impaired and recorded an impairment loss of approximately $721,000, representing the remaining carrying value of goodwill.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

      Had goodwill been accounted for under SFAS No. 142, which provides for the non-amortization of goodwill, for all periods presented, net loss would have been as follows:

                                                                   2002                2001                  2000

       Reported net loss applicable to common shares           $ (7,746,644)        $ (29,419,936)        $ (10,341,754)

       Add back goodwill amortization                                                      42,881                46,779
                                                                -----------          ------------          ------------

       Proforma adjusted net loss applicable to
         common shares                                         $ (7,746,644)        $ (29,377,055)        $ (10,294,975)
                                                                ===========          ============          ============

      Other Assets - Other assets consist mainly of debt issuance costs which are amortized on a straight-line basis over the life of the associated debt which approximates the interest method.

      Insurance - The Company is self-insured for employee medical coverage above deductible amounts. Reinsurance is obtained to cover losses in excess of certain limits. Provisions for losses are determined on the basis of claims reported and an estimate of claims incurred but not reported.

      Derivative Instrument - At times the Company uses interest rate swap agreements to manage its exposure to changes in interest rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, derivatives are carried at fair value and the changes in the fair value of the derivative are recognized in earnings.

      Revenue Recognition - Common carrier operations revenue is recorded on the percentage-of-completion basis and direct costs are expensed as incurred.

      Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. Valuation allowances are provided against deferred tax assets for amounts that are not considered "more likely than not" to be realized.

      Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing earnings applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

      Stock-Based Compensation - In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue to account for its employee stock compensation plans under Accounting Principles Board ("APB") Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. In December 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

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

      New Accounting Standards - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 54, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Additionally, his Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. This Statement will be effective for the year ended December 31, 2003 and for transactions entered into after May 15, 2002. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies Emerging Issued Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123 (same title) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements in both annual and interim financial statements related to the methods of accounting for stock-based employee compensation and the effect of the method on reported results. The Statement also prohibits the use of the prospective method of transition, as outlined in SFAS No. 123, when beginning to expense stock options and change to the fair value based method in fiscal years beginning after December 15, 2003. As required, the Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

      In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The adoption of the measurement requirements of FIN 45 will not have a material impact on the Company's financial position or results of operation.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. The provisions of FIN 46 are applicable for variable interest entities created prior to January 31, 2003 no later than July 1, 2003. The adoption of FIN 46 will not have an impact on the Company's financial position or results of operations.

      Accounting Change - During the year ended December 31, 2000, the Company changed its method of accounting for periodic vessel dry-docking. Prior to the change, the Company accrued estimates of future vessel dry-docking costs. The Company now expenses these costs as incurred. This change resulted in a gain of $127,100, net of income taxes of $77,900 for the year ended December 31, 2000.

      Reclassifications - Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with the presentation adopted in 2002.

2.    COMPANY LIQUIDITY AND MANAGEMENT'S FURTHER CONTINGENCY PLANS

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2002, 2001 and 2000, the Company incurred net losses applicable to common shares of $7,746,644, $29,419,936 and $10,341,754, respectively and had negative cash flows from operating activities of $3,704,325, $11,036,755 and $3,413,375, respectively. These factors along with a working capital deficiency as of December 31, 2002, may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company's business plan for 2003 is to continue its effort to attract increased volume and manage operating costs in order to attain profitable operations. During the first quarter of 2003, the Company has commenced new contracts with both new and existing customers resulting in a significantly improved revenue level over the five-week period ended
      April 12, 2003. Revenue levels for the five week period ended April 12, 2003 are in excess of plan. The Company believes that if planned revenue levels can be maintained, attaining successful operations is expected. However, no assurance can be made that the Company will be successful in maintaining the improved revenue levels and accomplishing its other business plans. If the Company is unsuccessful in meeting its projections, there is no assurance that financial assistance from its affiliates similar to that received in the past would be made available. Therefore, there is substantial doubt as to the Company's ability to continue as a going concern.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

3.    RESTRUCTURING EXPENSES

      In the quarter ended December 31, 2001, the Company recorded restructuring expenses of $1,054,410 from continuing operations, resulting from the decision to discontinue its weekly Northeast service between Newark, New Jersey and San Juan, Puerto Rico. The restructuring charge was comprised of the following:

        Fixed asset impairments                                    $   380,550
        Remaining lease obligations and penalties                      599,074
        Employee severance and termination benefit costs                74,786
                                                                    ----------
                                                                   $ 1,054,410

      The Company implemented its restructuring plan during 2002. As part of its restructuring plan, the Company terminated 17 employees working in the Northeast service operation in January, 2002.

      The actions to complete the exit plan consisted primarily of completing the off-hire of approximately 619 leased trailers.

      As of December 31, 2001, $305,873, net of an impairment charge of $380,550 was included in assets held for sale representing the net realizable value of equipment to be sold. At December 31, 2002 and 2001, $150,000 and $673,860, respectively, was included in accrued liabilities, representing the portion of the charges not yet expended.

4.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2002 and 2001 consist of the following:

                                                                                     2002                2001

        Land                                                                   $     504,703       $      504,703
        Buildings and structures                                                   2,578,361            2,578,361
        Office furniture and equipment                                             3,248,186            4,160,359
        Freight equipment                                                         63,263,165           63,811,047
        Leasehold improvements                                                     1,894,546            1,926,572
        Less accumulated depreciation and amortization                           (21,412,185)         (19,364,378)
                                                                                ------------        -------------

        Fixed assets, net                                                      $  50,076,776       $   53,616,664
                                                                                ============        =============

      Depreciation and amortization expense on property and equipment was $3,383,002, $4,885,608 and $4,794,186 in 2002, 2001 and 2000,
      respectively.

      In the fourth quarter of 2001, the Company determined that certain vessels were impaired and recorded an impairment loss of $3,000,000 based upon independent appraisals of the vessels. Additionally, in the fourth quarter of 2001, the Company recorded an impairment loss of approximately $99,000 relating to damaged trailers.

5.    TRANSACTIONS WITH RELATED PARTIES

      The Company leases two roll-on/roll-off barge vessels and the use of a ramp system in San Juan, Puerto Rico from an affiliate under operating lease agreements. The lease payments are $10,050 per day for each vessel. The leases expire September 1, 2010. The leases provide the Company the option to extend the leases through September 1, 2018 for total payments of $11,000 per vessel per day or, alternatively, the Company may purchase the vessels at their then fair market values. Total lease expense under these leases from affiliate totaled $7,336,500, $7,336,500 and $7,356,600

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

      in 2002, 2001 and 2000, respectively. During 2001, the Company was provided $1,809,000 in charter hire relief that was recorded as a capital contribution. In addition, the Company deferred certain charter hire payments to the affiliate for the remainder of 2001. All deferred charter hire payments were recorded as an increase in due to related parties.

      The Company received net cash advances from an affiliate totaling $461,468 and $4,226,188 in 2002 and 2001, respectively. These advances were used to meet the Company's cash flow requirements. These advances have been classified as non-current liabilities.

      During 2002, the Company issued to an affiliate $24 million of non-convertible preferred stock Series B as payment for indebtedness, amounts deferred under the long-term charters of the Company and an advance portion of the 2003 charterhire.

      The Company received an advance of $203,877 and $60,750 from an officer in 2002 and 2001, respectively. Such advance was used to meet the Company's cash flow requirements. The amount is included in the total amount due to related parties.

      During 2000, the Company sold an affiliate a piece of land for $750,000. A gain of $336,818 was recognized on this transaction.

      In December 2001, the Company entered into a loan and security agreement with a related party providing for a $3 million revolving credit facility. The purpose of the loan was for working capital and other general corporate purposes. The Company borrowed $725,000 under the agreement in 2001, and the remaining $2.275 million in the first quarter of 2002.

      During the quarter ended June 30, 2002 the Company borrowed $5 million from an affiliate. The proceeds of this borrowing were used to repay the $3 million borrowed under the revolving credit agreement, and to provide $2 million in working capital. In addition, the same affiliate purchased preferred convertible stock Series A for $2 million. The preferred stock Series A, which has a liquidation preference of $2 million, does not bear preferential dividends but participates with the common stock on an as-converted basis in any common dividends. Shares of preferred Series A are convertible into common stock at a price of $1.02 per common share, which is a 23.3% discount from the 30 day average closing price as of March 28, 2002 of $1.33. Except where class voting is required by law, the preferred stock Series A votes together with the common stock as a single class, with each share of preferred Series A entitled to 35.52 votes per share, or approximately 35% of the number of votes on an as-converted basis.

6.    LONG-TERM DEBT

      Following is a summary of long-term debt at December 31, 2002 and 2001:

                                                                                                 2002             2001
Ship-financing bonds and notes (Title XI) maturing on March 30, 2023; payable in semi-annual installments of principal and interest; interest is fixed at 6.52%;
collateralized by vessels with a carrying value of $15,653,517 at December 31,
2002; amount is guaranteed by The United States of America under
the Title XI Federal Ship Financing Program                                                $ 14,887,840       $ 14,887,840

Ship-financing bonds and notes (Title XI) maturing on September 30, 2022;
payable in semi-annual installments of principal and interest; interest is fixed at 7.07%; collateralized by vessels with a carrying value of $10,149,952 at
December 31, 2002; amount is guaranteed by The United States of America under
the Title XI Federal Ship Financing Program                                                   9,042,900          9,042,900

Term loan under $29 million credit facility maturing between April 1, 2001 and
January 31, 2004; payable in quarterly installments of principal and interest;
interest at a rate of 4.25% above the 30-day dealer commercial paper rate (5.50%
at December 31, 2002); collateralized by trailers with a carrying value of
$15,981,216 at December 31, 2002                                                              9,000,000         10,714,286

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

                                                                                               2002               2001

Revolving line of credit under $29 million credit facility; interest at a rate of 3.75% above the 30-day dealer commercial paper rate (5.00% at December 31,
2002);
collateralized by accounts receivable                                                      $  6,064,490       $  5,123,129

Revolving line of credit under $29 million credit facility; interest at a rate of 6.00% above the 30-day dealer commercial paper rate (8.02% at December 31,
2001); collateralized by accrued receivable                                                                        838,738

Note payable to bank maturing October 2006; payable in monthly installments of principal and interest; interest at a rate of 2.00% above 30-day LIBOR rate
(3.42% at December 31, 2002); collateralized by land and buildings and structures with a carrying value of $2,090,718 at
December 31, 2002                                                                               698,714            812,000

Capital lease obligations repaid in 2002; payable in
monthly installments of principal and interest; interest
ranging from 4.9% to 10%; collateralized by trailers                                                               156,667
                                                                                            -----------        -----------
                                                                                             39,693,944         41,575,560
Less current portion                                                                         (2,969,668)       (18,742,140)
                                                                                            -----------        -----------
                                                                                           $ 36,724,276       $ 22,833,420
                                                                                            ===========         ==========

      In December 2000, the Company entered into a $29 million loan and security agreement consisting of a $15 million revolving credit facility, a $12 million term loan and a $2 million capital expenditure loan. The revolving credit facility is limited to 85% of eligible accounts receivable plus 75% of eligible accrued receivables, as defined in the agreement (as amended), not to exceed $15 million. Additional borrowings available under the revolving credit facility and the capital expenditure loan at December 31, 2002 amounted to approximately $647,000.

      The loan and security agreement contains certain restrictive covenants, including, but not limited to, requirements to maintain tangible net worth, as defined in the credit agreement, and a fixed charge coverage ratio. As of December 31, 2002, the Company is in compliance with these covenants and as a result, the debt has been classified as long-term. As of December 31, 2001, the Company was in default of these debt covenants. Since the lender could demand payment of the full amount outstanding as a result of the default, debt under the loan and security agreement was classified as a current liability as of December 31, 2001.

      During the three months ended September 30, 2002 the Company rescheduled its principal payments under each of its two Title XI bond issues. The combined interest payment due on September 30, 2002 totaling $805,010 was paid on its scheduled date. The Company had previously rescheduled the principal payments of $210,300 and $338,360, respectively, due on each of its Title XI bonds issues September 30, 2001 and March 31, 2002 for payment on September 30, 2002 and March 31, 2003. This resulted in total scheduled principal payments of the Company's two title XI issues of $420,000 and $676,720, respectively, for both September 30, 2002 and March 31, 2003. During the three months ended September 30, 2002, the Company rescheduled the full double principal payments due September 30, 2002 and one half of the double principal payments due March 31, 2003. As a result,

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

      commencing March 30, 2003, these rescheduled principal payments will be paid equally over the remaining scheduled principal payment period of each title XI issue. As rescheduled, the Company's semi-annual principal payments shall increase to $226,073 and $363,118 until fully paid September 30, 2022 and March 30, 2023, respectively. As of December 31, 2002, the Company is in default of the financial covenants contained in the Title XI debt agreements and as a result is prohibited from certain financial activities that would impact the financial position of the Company including withdrawing capital, redeeming common stock, paying dividends or making loans and investments in securities of any affiliate. The Company is in compliance with these financial restrictions and as a result, the debt continues to be classified as long term.

      Following are maturities of long-term debt at December 31, 2002:

           2003                                       $   2,969,668
           2004                                          14,602,791
           2005                                           1,252,587
           2006                                           1,654,482
           2007                                           1,178,382
           Thereafter                                    18,036,034
                                                       ------------

                                                      $  39,693,944
                                                       ============


7.    OPERATING LEASES

      The Company has various operating lease agreements, principally for tug charter, office facilities, terminals and equipment.

      Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002 are as follows:


           2003                                       $  19,730,556
           2004                                          11,002,879
           2005                                           6,095,684
           2006                                           4,519,833
           2007                                           1,253,892
           Thereafter                                     6,076,165
                                                       ------------

Total minimum payments required                       $  48,679,009
                                                       ===========


      Rent expense for all operating leases, including leases with terms of less than one year, was $19,428,851, $24,912,304 and $23,540,198 for 2002,
      2001 and 2000.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

8.   ACCRUED LIABILITIES

      Accrued liabilities consists of the following at December 31, 2002 and 2001:

                                                  2002              2001

           Fringe benefits                     $   465,522       $   469,268
           Marine expense                          470,852           722,053
           Salaries and wages                      382,713           423,279
           Interest                                755,847         1,295,365
           Rent                                    505,281           199,780
           Taxes                                   355,898           503,322
           Other                                   593,269           537,862
           Restructuring (See Note 2)              150,000           673,860
                                                ----------        ----------

                                               $ 3,679,382       $ 4,824,789
                                                ==========        ==========


9.   INCOME TAXES

      The (provision) benefit for income taxes is comprised of the following as of December 31, 2002, 2001 and 2000:


                                                            2002                2001                2000

        Current:
          Federal
          State                                           $     (3,305)        $       22,129
                                                           -----------          -------------

                                                                (3,305)                22,129
                                                           -----------          -------------

        Deferred:
          Federal                                            2,384,509              9,960,787       $  2,437,415
          State                                                280,530              1,171,857            286,755
                                                           -----------          -------------        -----------

                                                             2,665,039             11,132,644          2,724,170
        Valuation allowance                                 (2,665,039)           (11,132,644)        (5,873,602)
                                                           -----------          -------------        -----------

        Total: income tax (expense) benefit               $     (3,305)        $       22,129       $ (3,149,432)
                                                           ===========          =============        ===========

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

      Income tax (expense) benefit for the years ended December 31, 2002, 2001 and 2000 differs from the amounts computed by applying the statutory Federal corporate rate to loss before income taxes and cumulative effect of accounting change. The differences are reconciled as follows:

                                                                 2002                2001                2000

        Tax benefit at statutory Federal rate               $   2,413,819       $   10,010,301        $  2,488,605
        Increase in deferred tax asset
          valuation allowance                                  (2,665,039)         (11,132,644)         (5,873,602)
        Nondeductible expenses                                    (32,759)             (55,339)            (57,212)
        State income taxes, net of federal benefit                280,674            1,199,811             292,777
                                                             ------------        -------------         -----------

        Total income tax benefit (expense)                  $      (3,305)      $       22,129        $ (3,149,432)
                                                             ============        =============         ===========


      The components of the Company's net deferred tax asset at December 31, 2002 and 2001 are as follows:

                                                                        2002                   2001
        Deferred tax assets:
          Net operating loss                                      $   27,378,102         $   23,540,681
          Employee stock option                                        3,240,895              3,240,895
          Asset impairment charge                                      1,452,110              1,451,760
          Restructuring charge                                           142,880                400,524
          Goodwill                                                       128,383                158,017
          Allowance for bad debts                                        340,393                424,871
          Accrued vacation                                               180,076
          Other                                                              -                   13,661
                                                                   -------------          -------------

        Gross deferred assets                                         32,862,839             29,230,409

        Deferred tax liabilities:
          Fixed asset basis                                           12,213,654             11,223,931
          Other                                                              -                   22,332
                                                                   -------------          -------------

        Gross deferred tax liabilities                                12,213,654             11,246,263

        Deferred tax asset valuation allowance                        20,649,185             17,984,146
                                                                   -------------          -------------

        Net deferred tax asset                                    $          -           $          -
                                                                   =============          =============


      The Company has recorded various deferred tax assets as reflected above. Realization is dependent on generating sufficient taxable income in future years. As a result of the net losses incurred in recent years, a valuation allowance of $2,665,039, $11,132,644, and $5,873,602 was established at
      December 31, 2002, 2001, and 2000, respectively.

      At December 31, 2001, the Company had available net operating loss ("NOL") carryforwards for federal income tax purposes of $72,047,636 which expire beginning in 2018.

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

10.    STOCKHOLDERS' EQUITY

      Earnings Per Share:

      The weighted average number of common shares used to calculate basic loss per share was 9,777,500 for the years ended December 31, 2002, 2001 and 2000. Outstanding options to purchase shares of common stock of 1,327,110, 1,100,687 and 1,100,687 were excluded from the computation to arrive at diluted EPS because the options' exercise prices exceeded the average market price of the common shares for the years ended December 31, 2002, 2001 and 2000, respectively, and thus their inclusion would be antidilutive.

      Preferred Stock Series A:

      During the second quarter of 2002, the Company issued 19,550 shares of preferred stock Series A for $2 million to an affiliate. Issuance costs amounted to $79,165.

      Conversion Rights - Each share of preferred stock Series A is convertible into common stock at a price of $1.02 per common share.

      Dividends - The preferred stock Series A does not bear any preferential dividends but participates with the common stock on an as-converted basis in any common dividends.

      Voting Rights - Except where class voting is required by law, the preferred stock Series A votes together with the common stock as a single class, with each share of preferred Series A entitled to 35.52 votes per share, or approximately 35% of the number of votes on an as-converted basis.

      Liquidation Preference - The preferred stock Series A has a liquidation value equal to its original purchase price. In the event of liquidation of the Company, unless the holders of the preferred stock Series A elect to convert their shares to common stock, the holders of common stock will not be entitled to receive any distributions after the payment or provision for the Company's liabilities until the liquidation preference is paid in full.

      Preferred Stock Series B:

      During 2002, the Company issued 24,000 shares of preferred stock Series B as payment for indebtedness, amounts deferred under the long-term charters of the Company and an advance portion of the 2003 charterhire. The total issued value of preferred stock Series B was $24 million. As an increasing rate preferred stock, Series B was recorded at fair-value resulting in an initial discount of approximately $3.3 million of which approximately $3 million will be accreted over a period of four years and nine months and approximately $.3 million will be accreted over a period of four years and six months. Accretion for the year ended December 31, 2002 was $643,871. The preferred stock Series B issued for the advance portion of the 2003 charterhire in the amount of $1.07 million has been recorded as a stock subscription and is included in Stockholders' Equity in the accompanying balance sheet.

      Dividends - Beginning April 1, 2003, cumulative preferential dividend will accrue on the purchase price of the preferred stock Series B at a rate equal to 90-day LIBOR plus 350 basis points. Starting in 2004, the dividend rate will increase 25 basis points per quarter up to a maximum dividend rate of 90-day

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

      LIBOR plus 650 basis points. No dividend may be declared on the preferred stock Series A or any common stock unless (1) all accrued dividends on the preferred stock Series B has been paid in full and (2) the holders of a majority of Series B preferred stock consent to such payment.

      Liquidation Preference - The preferred stock Series B has a liquidation preference of $1,000 per share, and is pari passu with the Company's preferred stock Series A as to liquidation. The liquidation value of Series B preferred stock was $24,000,000 at December 31, 2002.

      Redemption Rights - The Company, at its option, may redeem the preferred stock Series B in whole or in part if, after giving effect to the redemption, the Company will have at least $10 million in stockholders' equity and, in the event such shares are held by affiliates of the Company, such redemption has been approved by the holders of a majority of disinterested shares voting on the redemption at a meeting of shareholders.

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

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------


      A summary of the status of options under the Company's stock-based compensation plans at December 31, 2002, 2001 and 2000 is presented below:


                                                   2002                          2001                           2000
                                        -------------------------     -------------------------       -------------------------
                                                       Weighted                       Weighted                        Weighted
                                                       Average                        Average                         Average
                                                       Exercise                       Exercise                        Exercise
                                            Options     Price          Options         Price             Options        Price

Outstanding at beginning of year           1,100,687    $ 5.95         1,100,687       $ 5.95            711,258        $ 7.70

  Granted                                    302,000      2.88                                           437,500          2.84
  Forfeited                                  (75,577)     2.84                                           (48,071)         3.45
                                           ---------                   ---------                       ---------

Outstanding at end of year                 1,327,110      5.59         1,100,687         5.95          1,100,687          5.95
                                           =========                   =========                       =========

Grants exercisable at year-end               708,588                     538,354                         318,216

Weighted-average fair value of
  options granted during the year          $    2.34                                                   $    2.32

        The following table summarizes information about the outstanding options at December 31, 2002:

                                                                      Weighted-Average
           Exercise                         Options                      Remaining                          Options
            Price                         Outstanding                 Contractual Life                    Exercisable
            -----                         -----------                 ----------------                    -----------

            $ 10.00                          493,078                     4.8 years                          449,104
               2.25                          179,900                     6.2 years                          107,820
               2.84                          354,610                     7.6 years                          151,665
               2.88                          299,522                     9.4 years
                                            --------                                                        -------
                                           1,327,110                                                        708,589
                                           =========                                                        =======


      Remaining non-exercisable options as of December 31, 2002 become exercisable as follows:


           2003                                       192,401
           2004                                       171,401
           2005                                       135,461
           2006                                        59,629
           2007                                        59,629
                                                     --------
                                                      618,521

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

      Pro Forma Effect:

      The Company applies the intrinsic value based method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock plans. Accordingly, the Company is adopting the disclosure requirements of SFAS NO. 148, "Accounting for Stock-based Compensation" - Transition and Disclosure, effective for the fiscal year ending December 31, 2002, which requires presentation of pro forma net income and earnings per share information under SFAS No. 123 (same title).

      Pursuant to the above disclosure requirement, the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under APB 25, net of related income tax effects, deducts the total fair value expense under SFAS 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.


                                                               2002                 2001                2000

      Net loss as reported                                 $ (7,746,644)       $ (29,419,936)      $ (10,341,754)
      Total stock-based employee compensation
        cost included in the determination of net
        loss, net of related tax effects
      Total stock-based employee compensation
        cost determined under fair value method
        for all awards, net of related tax effects             (979,380)            (944,542)           (521,364)
                                                            -----------         ------------        ------------

      Pro forma net loss                                   $ (8,726,024)       $ (30,364,478)      $ (10,863,118)

      Loss per common share:
      Basic, as reported                                       $  (0.79)             $ (3.01)            $ (1.06)
      Basic, pro forma                                         $  (0.89)             $ (3.11)            $ (1.11)

      The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

        Years ended December 31                                                                  2002              2000

        Risk-free interest rate                                                                  5.13%             6.20%
        Expected dividend yield                                                                     0%                0%
        Expected option life                                                                   7 years           7 years
        Expected stock price volatility                                                         91.38%            91.01%


11.   EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) Plan which covers substantially all employees in the United States. Participants are allowed to make contributions of up to 15% of their compensation not to exceed certain limits. The Company makes matching contributions to the Plan at a rate not in excess of 3.0% of compensation. The Company contributed approximately $138,000, $199,000 and $213,000 to the Plan during 2002, 2001 and 2000.

      In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $25,000, $25,000 and $20,000 to the Plan during 2002, 2001, and 2000.

      In March 1998, the Board of Directors authorized an Employee Stock Purchase Plan which covers substantially all employees. The Plan allows employees to invest up to 10% of their base compensation through payroll deductions. The purchase price will be 15% less than the fair market value on the last day of the purchase period. The Company made contributions of

TRAILER BRIDGE, INC.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

      approximately $700, $11,000 and $15,000 to the Plan during 2002, 2001 and 2000, respectively. In accordance with the Plan document, the Plan will terminate automatically on the fifth anniversary of the Plan start date, which will occur on March 1, 2003.

      The Company has a Profit Sharing Plan; however, there have been no contributions to the Plan during the three years ended December 31, 2002.

12.   CONTINGENCIES

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

      The contract/notional amount and estimated fair value of the Company's derivative financial instrument are as follows:

                                                             2001
                                               Contact/Notional       Fair
                                                   Amount             Value
                                              ------------------  --------------

        Interest rate swap agreement             $ 812,000         $ (35,952)


      In the normal course of business, the Company uses interest rate swap agreements, to manage its interest rate risk for purposes other than trading. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)
--------------------------------------------------------------------------------

      collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at December 31, 2001, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments. The Company has no interest swap agreements at December 31, 2002.

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

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                  March 31,             June 30,           September 30,        December 31,
        Quarter Ended                               2002                  2002                 2002                 2002
                                             --------------------  -------------------  -------------------- --------------------

        Operating revenues                    $   17,480,126       $  18,116,637        $   18,488,328       $   19,725,366
        Operating loss                              (587,387)           (323,809)           (1,495,582)          (1,629,594)
        Loss before income tax                    (1,310,534)         (1,130,298)           (2,262,472)          (2,396,164)
        Net loss applicable to
          common shares                           (1,310,534)         (1,130,298)           (2,487,552)          (2,818,260)
        Net loss per share -
          basic and diluted                            (0.13)              (0.12)                (0.25)               (0.29)



                                                   March 31,            June 30,           September 30,          December 31,
        Quarter Ended                                 2001                2001                  2001                  2001  (1)
                                              --------------------- -------------------- --------------------- ---------------------

        Operating revenues                    $   20,636,713        $ 21,659,184         $  20,052,136         $ 19,219,699
        Operating loss                            (4,500,291)         (4,350,267)           (4,813,263)         (12,578,614)
        Loss before income tax                    (5,374,154)         (5,160,945)           (5,620,547)         (13,286,419)
        Net loss applicable to
          common shares                           (5,374,154)         (5,160,945)           (5,598,418)         (13,286,419)
        Net loss per share -
          basic and diluted                            (0.55)              (0.53)                (0.57)               (1.36)

       (1) Operating loss includes $3,820,421 in asset impairment charges, $1,054,410 in restructuring expenses and an additional provision for uncollectible accounts receivable of $701,000.