Form 10-Q
period 2003-03-31
TRAILER BRIDGE INC
filed 2003-05-15
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                   Commission file number
March 31, 2003                                                 0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                   32226                 (904) 751-7100
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


                            YES [X]      NO [ ]

         Indicate by check market whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            YES [ ]      NO [X]


         As of May 15, 2003, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

         Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2002 that appear in the Company's Annual Report on Form 10-K.

Statements of Operations for the Three Months Ended March 31, 2003
          and 2002 (unaudited)                                            Page 3

Balance Sheets as of March 31, 2003 and December 31, 2002 (unaudited)     Page 4

Statements of Cash Flows for the Three Months Ended March 31, 2003
         and 2002 (unaudited)                                             Page 5

Notes to Financial Statements as of March 31, 2003                        Page 6

                             TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Three Months
                                                                                    Ended March 31,
                                                                         --------------------------------------
                                                                               2003                2002
                                                                         -----------------   ------------------
    OPERATING REVENUES                                                        $18,986,074          $17,480,126
    OPERATING EXPENSES:
       Salaries wages, and benefits                                             4,171,015            3,973,364
       Rent and purchased transportation:
          Related Party                                                         1,809,000            1,809,000
          Other                                                                 5,371,335            4,394,201
       Fuel                                                                     2,366,311            1,616,323
       Operating and maintenance (exclusive of depreciation shown
          separately below)                                                     4,324,403            4,016,727
       Taxes and licenses                                                         165,439              180,385
       Insurance and claims                                                       829,374              625,771
       Communications and utilities                                               108,663              158,714
       Depreciation and amortization                                              855,273              920,590
       (Gain) loss on sale of equipment                                            (5,263)              68,362
       Other operating expenses                                                   809,202              304,076
                                                                         -----------------   ------------------
                                                                               20,804,752           18,067,513
                                                                         -----------------   ------------------
    OPERATING LOSS                                                             (1,818,678)            (587,387)
    NONOPERATING INCOME  (EXPENSE):
       Interest expense, net                                                     (697,210)            (723,147)
                                                                         --------------------------------------

    LOSS BEFORE BENEFIT FOR INCOME TAXES                                       (2,515,888)          (1,310,534)

    BENEFIT FOR INCOME TAXES                                                            -                    -

                                                                         -----------------   ------------------
    NET LOSS                                                                   (2,515,888)          (1,310,534)

    ACCRETION OF PREFERRED STOCK DISCOUNT                                        (466,494)

                                                                         -----------------   ------------------
    NET LOSS APPLICABLE TO COMMON SHARES                                      $(2,982,382)        $ (1,310,534)
                                                                         =================   ==================

    PER SHARE AMOUNTS:

    NET LOSS PER SHARE                                                        $     (0.31)        $      (0.13)
                                                                         =================   ==================

    WEIGHTED AVERAGE
       SHARES OUTSTANDING                                                       9,777,500            9,777,500
                                                                         =================   ==================


         See notes to financial statements

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                               March 31,                    December 31,
                                                                                 2003                           2002
                                                                           -----------------             -------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                 $ 2,360,014                     $ 2,144,887
      Trade receivables, less  allowance for doubtful
           accounts of $945,822 and $895,772                                     10,687,034                       9,928,915
      Other receivables                                                              17,855                          17,040
      Prepaid expenses                                                            1,006,321                       1,939,032
                                                                           -----------------             -------------------
           Total current assets                                                  14,071,224                      14,029,874

Property and equipment, net                                                      49,223,711                      50,076,776
Other assets                                                                      1,258,397                       1,299,030
                                                                           -----------------             -------------------
TOTAL ASSETS                                                                    $64,553,332                    $ 65,405,680
                                                                           =================             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                          $ 6,509,737                     $ 6,980,180
      Accrued liabilities                                                         4,914,209                       3,679,381
      Current portion of long-term debt                                          17,316,941                       2,969,668
      Unearned revenue                                                              788,020                         788,020
                                                                           -----------------             -------------------
           Total current liabilities                                             29,528,907                      14,417,249

Due to Affiliate                                                                  5,297,127                       5,264,627
Long-term debt, less current obligations                                         22,337,758                      36,724,276
                                                                           -----------------             -------------------
TOTAL LIABILITIES                                                                57,163,792                      56,406,152
                                                                           -----------------             -------------------


Stockholders' Equity:
      Preferred stock Series A, $.01 par value, 1,000,000 shares authorized;
           19,550 shares issued and outstanding
            (liquidation value $2,000,000)                                              196                             196
      Preferred stock Series B, $.01 par value, 1,000,000 shares authorized; 24,000 shares issued and outstanding
            (liquidation value $24,000,000)                                      22,513,606                      22,047,112
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,777,500 shares issued and
           outstanding                                                               97,775                          97,775
      Additional paid-in capital                                                 44,309,216                      44,309,216
      Subscribed preferred stock series B                                          (167,452)                     (1,073,352)
      Accumulated deficit in earnings                                           (59,363,801)                    (56,381,419)
                                                                           -----------------             -------------------
           TOTAL STOCKHOLDERS' EQUITY                                             7,389,540                       8,999,528
                                                                           -----------------             -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $64,553,332                    $ 65,405,680
                                                                           =================             ===================


See notes to financial statements

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
          For the three months ended March 31, 2003 and March 31, 2002
                                   (Unaudited)

                                                                                    March 31,                     March 31,
                                                                                       2003                          2002
                                                                                -------------------            -----------------
Operating activities:
       Net loss                                                                    $(2,515,888)                 $(1,310,535)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                              855,273                      920,590
            Noncash purchased transportation, related party                            905,900                    1,182,463
            Provision for doubtful accounts                                             50,049                      477,271
            Gain on sale of fixed assets                                                (5,263)                     (70,401)
            Decrease (increase) in:
              Trade receivables                                                       (808,168)                    (565,337)
              Other receivables                                                           (815)                      19,054
              Prepaid expenses                                                         932,711                      370,751
            Increase (decrease) in:
              Accounts payable                                                        (470,443)                  (2,077,648)
              Accrued liabilities                                                    1,234,828                     (834,746)
              Due from related party and other                                          36,199                       50,450

                                                                                ---------------            -----------------
       Net cash provided by (used in) operating activities                             214,383                   (1,838,088)
                                                                                ---------------            -----------------
Investing activities:
       Additions to and construction of property and equipment                          (7,017)                    (375,006)
       Proceeds from sale of property and equipment                                     (7,094)                     685,099
       Decrease in other assets                                                         54,100
                                                                                ---------------            -----------------
                 Net cash provided by investing activities                              39,989                      310,093
                                                                                ---------------            -----------------

Financing activities:
       Proceeds from (payments on) borrowing on revolving line of credit               407,877                   (1,246,060)
       Proceeds from borrowing from affiliate                                                                     2,733,558
       Proceeds from borrowing under capital lease obligations                                                      375,006
       Principal payments on notes payable                                            (447,122)                    (470,572)
       Principal payments under capital lease obligations                                                          (148,450)
                                                                                ---------------            -----------------
                 Net cash (used in ) provided by financing activities                  (39,245)                   1,243,482
                                                                                ---------------            -----------------

       Net increase (decrease) in cash and cash equivalents                            215,127                     (284,513)
       Cash and cash equivalents, beginning of the period                            2,144,887                      441,320
                                                                                ---------------            -----------------

       Cash and cash equivalents, end of period                                    $ 2,360,014                  $   156,807
                                                                                ===============            =================


Supplemental cashflow information and non-cash investing and financing activities:
       Cash paid for interest, net of amount capitalized                           $   244,902                  $ 1,090,055
                                                                                ===============            =================
       Conversion of subordinated debt                                             $   905,900                  $ 1,182,463
                                                                                ===============            =================

See notes to financial statements

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 2002 that appear in the Form 10-K.

Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted the standard effective January 1, 2003. Adoption of SFAS No. 143 did not have a material effect on the Company's financial position, results of operations or cashflows.

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

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. The adoption of SFAS No. 146 did not have an effect on the financial position, results of operations or cash flows of the Company.

Stock Options - Pursuant to the disclosure requirement of SFAS No. 148, "Accounting for Stock-based Compensation" the following table provides an expanded reconciliation for all periods presented that adds back to reported net income the recorded expense under APB 25, net of related income tax effects, deducts the total fair value expense under SFAS 123, net of related income tax effects and shows the reported and proforma earnings per share amounts:

                                                                        March 31, 2003             March 31, 2002

Net loss as reported                                                        (2,515,888)                (1,310,534)

Total Stock-based employee compensation
   cost included in the determination of net loss, net of related tax effects

Total Stock-based employee compensation
   cost determined under fair value method
   for all awards, net of related tax effects                                 (127,822)                  (229,854)
                                                                --------------------------------------------------

Pro forma net loss                                                          (2,643,710)                (1,540,388)

Loss per common share:
    Basic, as reported                                                          ($0.26)                    ($0.13)
    Basic, pro forma                                                            ($0.26)                    ($0.16)


2.       COMPANY LIQUIDITY AND MANAGEMENT'S FURTHER CONTINGENCY PLANS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss in the three months ended March 31, 2003 of $2,515,888. As of March 31, 2003, current liabilities exceeded current assets by $15,457,683. These factors among others may indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company's business plan for 2003 is to continue its effort to attract increased volume and manage operating costs in order to attain profitable operations. The Company believes its projected cash flows from operations and continued funding of its revolving credit line will be sufficient for it to meet its ongoing operational needs and debt service obligations through at least the end of 2003. No assurance can be made that the Company will be successful in accomplishing its business plans. Furthermore, if the Company is unsuccessful in meeting its projections, there is no assurance that financial assistance from its affiliates similar to that received in the past would be made available. Therefore, there is substantial doubt as to the Company's ability to continue as a going concern.

         During 2003 the Company has commenced new contracts with both new and existing customers resulting in a significantly improved revenue level over the nine-week period ended May 9, 2003. Revenue levels for the nine-week ended May 9, 2003 are in excess of plan. The Company believes that a continuation of such revenue levels will result in successful operations. The Company believes the projected cash flows from operations and continued funding of its revolving credit line will be sufficient for it to meet its ongoing operational needs and debt service obligations through at least the end of 2003.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended March 31, 2003 and 2002
------------------------------------------

Operating revenues for the three months ended March 31, 2003 were $19.0 million an increase of $1.5 million or 8.6%, compared to the first quarter of 2002. For the three months ended March 31, 2003, total southbound volume over Jacksonville increased 11.4% compared to the year earlier period. Northbound, total volume over Jacksonville increased 24.7% from the year ago. The effective yield of all of the southbound and northbound cargo moving via Jacksonville represented a decrease of 1.4% and 6.0%, respectively from the year earlier period. The Company's fuel surcharge is included in the Company's revenues and amounted to $762,116 for the three months ended March 31, 2003 compared to $622,686 in the year earlier period.

The Company's Jacksonville-San Juan, Puerto Rico deployed vessel capacity utilization overall during the first quarter of 2003 was 90.3% to Puerto Rico and 22.4% from Puerto Rico compared to 81.1% and 18.3%, respectively, during the first quarter of 2002. The Company had an average of 184 tractor units operating on the mainland during the three months ended March 31, 2003, generating an average of 9,326 miles per month of which 73.2% were loaded compared to 178 tractors generating an average of 9,076 miles per month at a 79.6% loaded mile factor during the year earlier period.

Operating expenses increased $2.7 million for the three months ended March 31, 2003 from $18.1 million for the same period in 2002 to $20.8 million. The increased operating expenses were primarily the result of a higher fuel prices in addition to volume related increases. Salary, wages and benefits increased $197,651 or 5.0% primarily due to an increase in property and liability insurance costs. Purchased transportation, other than related party increased $977,134 or 22.2% primarily as a result of increased purchased miles and an increase in rate for such miles. Fuel expense increased $749,988 or 46.4% from the year earlier period primarily due to an increase in the average price of fuel for the tugs that pull the Company's barges from $0.597 per gallon to $1.031 per gallon and in the average price of diesel fuel from $1.094 per gallon from the year earlier period to $1.556 per gallon. Operating and maintenance expense increased $307,676 or 7.7% primarily due to expenses associated with increased volume and increased equipment maintenance expense. Insurance and claims expense increased $203,603 or 32.5% to $829,374 primarily due to increased insurance premiums. Communications and utilities expense decreased $50,051 or 31.5% to $108,663 primarily as a result of use of a new telephone carrier and termination of the Newark service. Depreciation and amortization expense decreased $65,317 or 7.1% to $855,273 primarily due to the full depreciation of the Company's tractor fleet during 2002. Other operating expense increased $505,126 or 166.1% from the year earlier period primarily as a result of the effect of the Newark shutdown on other operating expenses in 2002. The operating loss for the three months ended March 31, 2002 was $1.8 million, as compared to an operating loss of $587,387 in the prior year period. As a result of the above, the operating ratio was 109.6% during the three months ended March 31, 2003 compared to the 103.3% operating ratio during the year earlier period. Net interest expense of $697,210 was down $25,937 from the year earlier period due primarily to lower interest rates.

As a result of the factors described above the company reported a net loss for the three months ended March 31, 2003 of $2.5 million, compared to a net loss of $1.3 million in the year earlier period. The net loss applicable to common shares for the three months ended March 31, 2003 after accretion of preferred stock discount was equivalent to $.31 per share as compared to $.13 per share for the year earlier period.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $214,383 during the three months ended March 31, 2003 compared to net cash used by operations of $1.8 million during the same period in 2002.

At March 31, 2003, cash amounted to $2.4 million, working capital was a negative $15.5 million due to the presentation of the Company's term loan and revolving credit facility totaling $15.0 million as short term due to its expiration at January 31, 2004, and stockholders' equity was $7.4 million.

As of March 31, 2003, the Company had $6.5 million drawn under the credit facility against a borrowing base of $6.6 million that is secured by net receivables of $10.6 million.

Subsequent to the end of the three-month period ended March 31, 2003 the Company commenced payment of full charterhire to an affiliate, Kadampanattu Corp.

The Company believes the projected cash flows from operations and continued funding of its revolving credit line will be sufficient for it to meet its ongoing operational needs and debt service obligations through at least the end of 2003. Ultimately, the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and its ability to attain successful operations.

KNOWN TRENDS DURING SECOND QUARTER of 2003

Most recently, for the six-week period ending May 9, 2003, a period representing almost half of the second quarter, deployed vessel capacity utilization was 98.3% southbound and 27.7% northbound, which resulted in average weekly revenue of $1.7 million. This average actual weekly revenue level is 16.1% above the overall average weekly revenues for the first quarter of 2003. The Company believes that the revenue generated from these volume levels and vessel capacity utilization, if such conditions continue for the remainder of the second quarter will result in profitable operations and improved cash flow. Furthermore, based upon increased volume from specific existing accounts, increased customer commitments and actual growing booking trends, the Company believes that these actual volume and revenue levels are sustainable and therefore more indicative of what to expect going forward than any recent actual historical period. Despite the improved volume and vessel capacity utilization experienced by the Company since early March 2003, no assurance can be made that such improved volume and vessel capacity utilization will continue or that competitive pressures will not increase.

FORWARD-LOOKING STATEMENTS

         This report, particularly the preceding discussion of "Liquidity and Capital Resources" and "Known Trends During Second Quarter of 2003" contain statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are risk of economic recessions, severe weather conditions, changes in the price of fuel, changes in demand for transportation services offered by the Company, changes in services offered by the Company's competitors, risks of transportation generally and changes in rate levels for transportation services offered by the Company.

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



Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                             Description of Exhibit

99.1 Certification of Trailer Bridge, Inc.'s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

99.2 Certification of Trailer Bridge, Inc.'s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

(b)      The Company filed a report on Form 8-K on April 2, 2003 (Item 12).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       TRAILER BRIDGE, INC.


Date: May 13, 2003                     By:   /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman and Chief Executive Officer


Date: May 13, 2003                     By:   /s/ Mark A. Tanner
                                          --------------------------------------
                                             Mark A. Tanner
                                             Vice President of Administration
                                             and Chief Financial Officer

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

Date: May 13, 2003

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

Date: May 13, 2003

                                       /s/ Mark A. Tanner
                                       -----------------------
                                       Mark A. Tanner
                                       Chief Financial Officer