Form 10-Q
period 2003-06-30
TRAILER BRIDGE INC
filed 2003-08-14
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                    Commission file number
June 30, 2003                                            0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                               13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                   32226                (904) 751-7100
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

                          YES [ ]           NO [X]


         As of August 13, 2003, 9,777,500 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

         Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2002 that appear in the Company's Annual Report on Form 10-K.

Statements of Operations for the Three and Six Months Ended
          June 30, 2003 and 2002 (unaudited)                              Page 3

Balance Sheets as of June 30, 2003 and December 31, 2002 (unaudited)      Page 4

Statements of Cash Flows for the Six Months Ended June 30, 2003
         and 2002 (unaudited)                                             Page 5

Notes to Financial Statements as of June 30, 2003                         Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Three Months                          Six Months
                                                                       Ended June 30,                        Ended June 30,
                                                            -------------------------------------  ---------------------------------
                                                                  2003                2002              2003               2002
                                                            -----------------   -----------------  ----------------  ---------------
    OPERATING REVENUES                                      $   21,695,012      $   18,116,637     $  40,681,086     $  35,596,763
    OPERATING EXPENSES:
       Salaries wages, and benefits                              3,764,919           3,541,216         7,935,934         7,514,580
       Rent and purchased transportation:
          Related Party                                          1,829,100           1,829,100         3,638,100         3,638,100
          Other                                                  6,262,860           4,813,000        11,634,195         9,207,201
       Fuel                                                      2,124,258           1,867,839         4,490,570         3,484,162
       Operating and maintenance (exclusive of
          depreciation shown separately below)                   5,125,199           3,618,777         9,449,602         7,635,504
       Taxes and licenses                                          205,679              96,462           371,117           276,847
       Insurance and claims                                        622,942             838,624         1,452,316         1,464,395
       Communications and utilities                                126,697             166,009           235,359           324,723
       Depreciation and amortization                               849,794             825,676         1,705,067         1,746,266
       (Gain) loss on sale of equipment                             (2,545)           (133,867)           (7,808)          (69,464)
       Other operating expenses                                    707,605             981,883         1,516,807         1,285,959
                                                            -----------------   -----------------  ----------------  ---------------
                                                                21,616,508          18,444,719        42,421,259        36,508,273
                                                            -----------------   -----------------  ----------------  ---------------
    OPERATING INCOME (LOSS)                                         78,504            (328,082)       (1,740,173)         (911,510)
    NONOPERATING INCOME  (EXPENSE):
       Interest expense and other, net                            (743,846)           (802,216)       (1,441,056)       (1,529,322)
                                                            -------------------------------------  ---------------------------------

    LOSS BEFORE BENEFIT FOR INCOME TAXES                          (665,342)         (1,130,298)       (3,181,229)       (2,440,832)

    BENEFIT FOR INCOME TAXES                                             -                   -                 -                 -

                                                            -----------------   -----------------  ----------------  ---------------
    NET LOSS                                                      (665,342)         (1,130,298)       (3,181,229)       (2,440,832)

    ACCRETION OF PREFERRED STOCK DISCOUNT                         (170,128)                             (636,622)

                                                            -----------------   -----------------  ----------------  ---------------
    NET LOSS ATTRIBUTABLE TO COMMON SHARES                  $     (835,470)     $   (1,130,298)    $  (3,817,851)    $  (2,440,832)
                                                            =================   =================  ================  ===============

    PER SHARE AMOUNTS:

    NET LOSS PER SHARE (BASIC AND DILUTED)                  $        (0.09)     $        (0.12)    $       (0.39)    $       (0.25)
                                                            =================   =================  ================  ===============

    WEIGHTED AVERAGE
       SHARES OUTSTANDING                                        9,777,500           9,777,500         9,777,500         9,777,500
                                                            =================   =================  ================  ===============


    See notes to financial statements

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                               June 30,                     December 31,
                                                                                 2003                           2002
                                                                           -----------------             -------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                            $      1,470,634              $        2,144,887
      Trade receivables, less  allowance for doubtful
           accounts of $660,351 and $895,772                                     10,800,514                       9,928,915
      Other receivables                                                              17,565                          17,040
      Prepaid expenses                                                            1,187,403                       1,939,032
                                                                           -----------------             -------------------
           Total current assets                                                  13,476,116                      14,029,874

Property and equipment, net                                                      48,411,533                      50,076,776
Other assets                                                                      1,211,740                       1,299,030
                                                                           -----------------             -------------------
TOTAL ASSETS                                                               $     63,099,389              $       65,405,680
                                                                           =================             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                     $      6,072,367              $        6,980,180
      Accrued liabilities                                                         5,014,191                       3,679,381
      Current portion of long-term debt                                          16,247,559                       2,969,668
      Unearned revenue                                                              788,020                         788,020
                                                                           -----------------             -------------------
           Total current liabilities                                             28,122,137                      14,417,249

Due to Affiliate                                                                  5,621,127                       5,264,627
Long-term debt, less current obligations                                         22,747,778                      36,724,276
                                                                           -----------------             -------------------
TOTAL LIABILITIES                                                                56,491,042                      56,406,152
                                                                           -----------------             -------------------


Stockholders' Equity:
      Preferred stock Series A, $.01 par value, 1,000,000 shares authorized; 19,550 shares issued and outstanding
            (liquidation value $2,000,000)                                              196                             196
      Preferred stock Series B, $.01 par value, 1,000,000 shares authorized; 24,000 shares issued and outstanding
            (liquidation value $24,000,000)                                      22,683,734                      22,047,112
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,777,500 shares issued and
           outstanding                                                               97,775                          97,775
      Additional paid-in capital                                                 44,025,913                      44,309,216
      Subscribed preferred stock series B                                                 -                      (1,073,352)
      Accumulated deficit in earnings                                           (60,199,271)                    (56,381,419)
                                                                           -----------------             -------------------
           TOTAL STOCKHOLDERS' EQUITY                                             6,608,347                       8,999,528
                                                                           -----------------             -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     63,099,389              $       65,405,680
                                                                           =================             ===================


See notes to financial statements

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 2003 and June 30, 2002
                                   (Unaudited)

                                                                                    June 30,                      June 30,
                                                                                      2003                          2002
                                                                                ------------------            ------------------

Operating activities:
Net loss                                                                        $      (3,181,229)            $      (2,440,832)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                      1,705,067                     1,746,266
     Noncash purchased transportation, related party                                    1,073,352                     1,723,833
     Provision for doubtful accounts                                                       24,562                       184,513
     Gain on sale of fixed assets                                                          (7,808)                      (69,464)
     Unrealized gain on marketable securities                                                                              (314)
     Decrease (increase) in:
       Trade receivables                                                                 (896,161)                   (1,033,108)
       Other receivables                                                                     (525)                       17,167
       Prepaid expenses                                                                   751,629                       605,958
       Assets held for sale                                                                                             305,873
     Increase (decrease) in:
       Accounts payable                                                                  (907,813)                   (3,287,831)
       Accrued liabilities                                                              1,408,006                    (1,799,904)
       Unearned revenue                                                                                                  76,300
                                                                                ------------------            ------------------
Net cash used in operating activities                                                     (30,920)                   (3,971,543)
                                                                                ------------------            ------------------

Investing activities:
Additions to and construction of property and equipment                                    (7,017)                     (423,065)
Proceeds from sale of property and equipment                                               63,086                       512,507
(Increase) decrease in other assets                                                          (795)                       79,015
                                                                                ------------------            ------------------
          Net cash provided by investing activities                                        55,274                       168,457
                                                                                ------------------            ------------------

Financing activities:
Proceeds from (payments on) borrowing on revolving line of credit                         195,639                      (552,597)
Proceeds from borrowing from affiliate                                                                                5,027,976
Proceeds from borrowing under capital lease obligations                                                                 375,006
Issuance of Preferred Series A Convertible Stock                                                                      1,920,835
Principal payments on notes payable                                                      (894,246)                     (933,327)
Principal payments under capital lease obligations                                                                     (296,496)
Derivative Instrument Payment                                                                                           (35,952)
                                                                                ------------------            ------------------
          Net cash (used in ) provided by financing activities                           (698,607)                    5,505,445
                                                                                ------------------            ------------------

Net (decrease) increase in cash and cash equivalents                                     (674,253)                    1,702,359
Cash and cash equivalents, beginning of the period                                      2,144,887                       441,320
                                                                                ------------------            ------------------

Cash and cash equivalents, end of period                                        $       1,470,634             $       2,143,679
                                                                                ==================            ==================

Supplemental cashflow information and non-cash investing and financing activities:
Cash paid for interest, net of amount capitalized                               $       1,276,547             $       1,591,920
                                                                                ==================            ==================
Conversion of subordinated debt                                                 $       1,073,352
                                                                                ==================            ==================

See notes to financial statements

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 2002 that appear in the Form 10-K.

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

                                                                Three months ended                    Six months ended
                                                        ----------------------------------- ------------------------------------
                                                              2003              2002              2003               2002
                                                        ----------------- ----------------- -----------------  -----------------
Net loss as reported                                    $   (835,470)     $ (1,130,298)     $ (3,817,851)      $ (2,440,832)

Total Stock-based employee compensation
   cost determined under fair value method
   for all awards, net of related tax effects                127,789           229,854           255,611            459,708
                                                        ----------------------------------- ------------------------------------

Pro forma net loss                                      $   (963,259)     $ (1,360,152)     $ (4,073,462)      $  (2,900,540)
                                                        =================================== =====================================

Loss per common share:
    Basic, as reported                                        ($0.09)           ($0.12)           ($0.39)            ($0.25)
    Basic, pro forma                                          ($0.10)           ($0.14)           ($0.42)            ($0.30)



2.       COMPANY LIQUIDITY AND MANAGEMENT'S FURTHER CONTINGENCY PLANS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss in the three and six months ended June 30, 2003 of $665,342 and $3,181,229, respectively. As of June 30, 2003, current liabilities exceeded current assets by $14,646,021 based on the inclusion of $14.5 million related to the Company's present term loan and revolving credit facility that expires on January 31, 2004. Following a further scheduled principal payment in the term loan at the beginning of July 2003 the overall principal balance on the facility was reduced to $14.0 million. Both equipment assets and accounts receivable secure the facility. The Company believes that the collateral securing the present facility has a value in excess of the present outstanding balance. Therefore, the Company believes that the collateral securing the present facility has a value in excess of the outstanding balance. The Company does not anticipate entering into a re-financing with its present lender. The Company does believe, based upon the level and trend of its cash flow and the collateral it has to offer, it will be successful in refinancing with other lenders. However, there is no assurance that it will be able to refinance. Furthermore, even if it is able to refinance, such refinancing may be on terms less favorable to the Company than the terms under its present facility. These factors among others indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, continued funding of its revolving line of credit and ultimately to attain successful operations. The Company's business plan is to continue its efforts to attract increased volume, to obtain rate increases as contracts are renewed due to the reduction in excess capacity in its sector and manage operating costs in order to attain profitable operations. The Company believes its actual and projected cash flows from operations and continued funding of its revolving credit line will be sufficient for it to meet its ongoing operational needs and debt service obligations. No assurance can be made that the Company will be successful in accomplishing its business plans. Furthermore, if the Company's results deteriorate from the actual level experienced during the second quarter of 2003, there is no assurance that financial assistance from its affiliates similar to that received in the past would be made available. If the Company is not able to refinance the credit facility secured by equipment and accounts receivable by January 31, 2004, its present lender could exercise certain remedies, including repossession of assets and distress sales, which could have a material adverse effect on the Company. There can be no assurance that the present lender would forebear from taking such actions if the Company is unsuccessful in refinancing the credit facility. Therefore, there is no assurance as to the Company's ability to continue as a going concern.

         During 2003 the Company has commenced new contracts with both new and existing customers resulting in a significantly improved revenue level for the three months ended June 30, 2003. Revenue levels for the first six weeks of the third quarter are in excess of plan. The Company believes that a continuation of such revenue levels will result in successful operations and will be sufficient for it to meet its ongoing operational needs and debt service obligations.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended June 30, 2003 and 2002
-----------------------------------------

         Operating revenues for the three months ended June 30, 2003 were $21.7 million, an increase of $3.6 million or 19.8%, compared to the second quarter of 2002. The Company's fuel surcharge is included in the Company's revenues and amounted to $1.0 million for the three months ended June 30, 2003 compared to $603,911 in the year earlier period. The Company's Puerto Rico deployed vessel capacity utilization overall during the three months ended June 30, 2002 was 94.9% to Puerto Rico and 26.5% from Puerto Rico significantly better than the 75.5% to Puerto Rico and 21.3%, respectively, during the second quarter of 2002. The Company had an average of 202 tractor units operating on the mainland during the three months ended June 30, 2003, generating an average of 9,422 miles per month of which 76.5% were loaded.

         Operating expenses increased $3.2 million for the three months ended June 30, 2002 from $18.4 million for the same period in 2002 to $21.6 million. The increased operating expenses were primarily the result of volume-related increases and higher fuel prices. Salaries, wages and benefits expense increased $223,703 primarily due to higher worker's compensation expense. Rent and purchased transportation increased $1.5 million primarily as a result of increased purchased miles, rate increases for such miles and increased equipment expense. Fuel expense increased $256,419 primarily due to an increase in the average price of fuel for the tugs that pull the Company's barges from $0.65 per gallon to $0.79 per gallon and in the average price of diesel fuel for trucks from $1.21 per gallon from the year earlier period to $1.38 per gallon. Operating and maintenance expense increased $1.5 million due to increased volume and increased equipment maintenance expense. Taxes and license expense increased due to higher property taxes and a non-recurring benefit recognized in 2002. Insurance and claims expense decreased $215,682 or 25.7% to $622,942 due to lower hull, machinery and cargo insurance combined with lower insurance claims volume. Communications and utilities expense decreased $39,312 primarily as a result of use of a new telephone carrier. Depreciation and amortization expense increased slightly by $24,118, due to the amortization of deferred financing cost, partially offset by reductions in equipment fleet. Other operating expenses decreased $274,278 primarily as a result of higher cost in the year earlier period as a result of the effect of the Newark shutdown. The total costs associated with the three laid-off triple-stack box carrier vessels during the three months ended June 30, 2003 ere $535,624.

         The operating income for the three months ended June 30, 2003 was $78,504 as compared to an operating loss of $328,082 in the prior year period. Compared to the second quarter of 2002, operating results improved by $406,586, due to increased volume. As a result of the above, the operating ratio was 99.6% during the three months ended June 30, 2003, compared to the 101.8% operating ratio during the year earlier period. Net interest expense of $743,846 was down minimally from the year earlier period due primarily to lower interest rates.

         The Company's loss before income taxes for the second quarter ended June 30, 2003 was $665,342 compared to a pre-tax loss of $1.1 million in the year earlier period. The net loss attributable to common shares for the three months ended June 30, 2003 after accretion of preferred stock discount was equivalent to $.09 per share as compared to $.12 per share for the year earlier period.

         For the three months ended June 30, 2003 compared to the same period a year earlier, total southbound volume over Jacksonville increased 25.8%. The Company's core southbound trailer volume from Jacksonville to Puerto Rico increased 29.1%, new car volume decreased 1.2% while used cars moving to Puerto Rico increased.12.7%. Shipper owned or leased equipment ("SOL") and freight not in trailers ("NIT") increased 73.0% and .9%, respectively.

         Northbound, total volume increased 22.1% for the three months ended June 30, 2003 compared to the same period a year earlier. The Company's northbound trailer volume from Puerto Rico increased 24.4%.

         The effective yield of all the southbound and northbound freight decreased 2.4% and 8.2%, respectively from the year earlier period.

Six Months Ended June 30, 2003 and 2002
---------------------------------------

         The Company's total volume of freight moving to and from Puerto Rico increased 19.5% compared to the year earlier period. Operating revenues for the six months ended June 30, 2003 were $40.7 million, an increase of $5.1 million, or 14.3%, compared to the year earlier period. The Company's fuel surcharge is included in the Company's revenues and amounted to $1.8 million for the six months ended June 30, 2003 compared to $1.2 million in the year earlier period.

         The Company's Puerto Rico deployed vessel capacity utilization overall during the six months ended June 30, 2003 was 92.7% to Puerto Rico and 24.5% from Puerto Rico compared to 75.9% and 19.9%, respectively, during the year earlier period. The Company had an average of 193 tractor units operating on the mainland during the six months ended June 30, 2003, generating an average of 9,355 miles per month of which 74.9% were loaded.

         For the six months ended June 30, 2003 compared to the same period a year earlier, total southbound volume over Jacksonville increased 18.5%. The Company's core southbound trailer volume from Jacksonville to Puerto Rico increased 21.9%, new vehicle volume decreased 7.6% while used vehicles moving to Puerto Rico increased 7.5%. Shipper owned or leased equipment ("SOL") and freight not in trailers ("NIT") increased 51.1% and 13.4%, respectively.

         Northbound, total volume increased 23.2% for the six months ended June 30, 2003 compared to the same period a year earlier. The Company's northbound trailer volume from Puerto Rico increased 21.1%.

         Due to increased volume operating expenses increased $5.8 million, or 16.2%, for the six months ended June 30, 2003 from $36.5 million for the same period in 2002 to $42.4 million. The increased operating expenses were primarily the result of a higher fuel prices in addition to volume related increases. Salary, wages and benefits increased $421,354 or 5.6% primarily due to higher worker's compensation expense. Purchased transportation, other than related party increased $2.4 million or 26.3% primarily as a result of increased purchased miles, rate increases for such miles, increased equipment expense and less charter hire revenue. Fuel expense increased $1.0 million or 28.9% from the year earlier period primarily due to an increase in the average price of fuel for the tugs that pull the Company's barges from $0.59 per gallon to $0.88 per gallon and in the average price of diesel fuel for trucks from $1.15 per gallon from the year earlier period to $1.47 per gallon. Operating and maintenance expense increased $1.8 million or 23.8% primarily due to expenses associated with increased volume and increased equipment maintenance expense. Taxes and license expense increased due to higher property taxes and a non-recurring benefit recognized in 2002. Depreciation and amortization expense decreased $41,199 or 2.4% primarily due to the full depreciation of the Company's tractor fleet during 2002 partially offset by increased amortization of deferred financing cost. Other operating expense increased $230,848 or 18.0% from the year earlier period primarily as a result of the effect of the Newark shutdown on other operating expenses in 2002. The operating loss for the six months ended June 30, 2003 was $1.7 million compared to an operating loss of $911,510 in the prior year period. Compared to the six months ended June 30, 2002, operating loss increased by $828,663 million despite increased volume and vessel utilization due to increases in rent and purchased transportation expense, fuel expense and operating and maintenance expense. As a result of the above, the operating ratio was 104.3% during the six months ended June 30, 2003, compared to the 102.6% operating ratio during the year earlier period. Net interest expense of $1.4 million was down from $1.5 million in the year earlier period due primarily to lower interest rates. The total costs associated with the three laid-off vessels during the six months ended June 30, 2003 were $1.1 million. The Company's loss before income taxes for the six months ended June 30, 2003 was $3.2 million compared to a pre-tax loss of $2.4 million in the year earlier period. The net loss applicable to common shares for the six months ended June 30, 2003 after accretion of preferred stock discount was equivalent to $.39 per share as compared to $.25 per share for the year earlier period.


LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss in the three and six months ended June 30, 2003 of $665,342 and $3,181,229, respectively.

         Net cash used by operations was $30,920 during the six months ended June 30, 2003 compared to net cash used by operations of $4.0 million during the same period in 2002.

         At June 30, 2003, cash amounted to $1.5 million, working capital was a negative $14.6 million due to the presentation of the Company's term loan and revolving credit facility totaling $14.5 million as short term due to its expiration at January 31, 2004, and stockholders' equity was $6.6 million.

         As of June 30, 2003, the Company had $6.3 million drawn under the credit facility against a borrowing base of $6.6 million that is secured by net receivables of $10.8 million. The Company received an amendment to certain financial covenants under the credit facility during the three months ended June 30, 2003.

         During the three-month period ended June 30, 2003 the Company commenced payment of full charterhire to an affiliate, Kadampanattu Corp. of $1.8 million per quarter.

         During the six-month period ending June 30, 2003 the Company cash provided by investing activities was $55,274 compared to $168,457 provided by investing activities in the year earlier period, primarily from proceeds on the sales of revenue equipment.

period. During the six-month period ending June 30, 2003 the Company used $698,606 in financing activities primarily through repayments to its primary lender compared to $5.5 million provided by financing activities in the year prior period.

         As of June 30, 2003, current liabilities exceeded current assets by $14.6 million based on the inclusion of $14.5 million related to the Company's present term loan and revolving credit facility that expires on January 31, 2004. Following a further scheduled principal payment in the term loan at the beginning of July 2003 the overall principal balance on the facility was reduced to $14.0 million. Both equipment assets and accounts receivable secure the facility. The Company believes that the collateral securing the present facility has a value in excess of the rpesent outstanding balance. Therefore, the Company believes that the collateral securing the present facility has a value of almost twice the present outstanding balance.

         The Company does not anticipate entering into a re-financing with its present lender. The Company does believe, based upon the level and trend of its cash flow and the collateral it has to offer, it will be successful in refinancing with other lenders. However, there is no assurance that it will be able to refinance. Furthermore, even if it is able to refinance, such refinancing may be on terms less favorable to the Company than the terms under its present facility. These factors among others indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

         If the Company is not able to refinance the credit facility secured by equipment and accounts receivable by January 31, 2004, its present lender could exercise certain remedies, including repossession of assets and distress sales of the Company's collateral, which could have a material adverse effect on the Company. There can be no assurance that the present lender would forebear from taking such actions if the Company is unsuccessful in refinancing the credit facility. Therefore, there is no assurance as to the Company's ability to continue as a going concern.

         The Company believes the projected cash flows from operations and continued funding of its revolving credit line through a refinancing will be sufficient for it to meet its ongoing operational needs and debt service obligations through at least June 30, 2004.

KNOWN TRENDS DURING THIRD QUARTER of 2003

         Most recently, for the six-week period ending August 9, 2003, a period representing almost half of the third quarter, average actual weekly revenue is 23% above the overall average weekly revenues for the third quarter of 2002. Based upon increased volume from specific existing accounts, increased customer commitments and actual growing booking trends, the Company believes that these actual volume and revenue trends are sustainable and therefore more indicative of what to expect going forward than any recent actual historical period. Despite the improved volume and vessel capacity utilization experienced by the Company since early March 2003, no assurance can be made that such improved volume and vessel capacity utilization will continue or that competitive pressures will not increase.

FORWARD-LOOKING STATEMENTS

         This report, particularly the preceding discussion of "Liquidity and Capital Resources" and "Known Trends During Third Quarter of 2003" contain statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are risk of economic recessions, severe weather conditions, changes in the price of fuel, changes in costs incurred by the Company to provide such services, changes in services offered by the Company's competitors, addition of new competitors, risks of transportation generally and changes in rate levels for transportation services offered by the Company.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company has had no material change in market risk in the first six months of 2003. For a discussion of the Company's exposure to market risk see
Item 7A of the Company's Annual Report on Form 10-K.



Item 4.  Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Trailer Bridge, Inc.'s disclosure controls and procedures are effective.

(b) There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the last quarter and that has materially affected, or is reasonably likely to material affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION




Item 4:  Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on one item at the Annual Meeting of Shareholders held on May 28, 2003:

The election of nine directors, to terms ending in 2004

         A majority of votes were cast in favor of the election of the following directors:

                                        Shares Voted
     Nominee                            For Nominee            Shares Withheld
     -------                            -----------            ---------------

Nickel van Reesema                       8,638,449                  50,343
Peter S. Shaerf                          8,638,449                  50,343
Allen L. Stevens                         8,638,449                  50,343
Artis James                              8,685,118                   3,674
John D McCown                            8,621,449                  67,343
William G. Gotimer, Jr.                  8,668,118                  20,674
Malcom P. McLean, Jr.                    8,619,168                  69,624
Greggory B. Mendenhall                   8,622,093                  66,699
F. Duffield Meyercord                    8,639,918                  48,874

Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

                                  Description of Exhibit
                                  ----------------------

10.8.16        Trust Indenture, Third Supplement to Special Provisions

10.8.17 United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and Restated April 29, 2003, in the amount of $10,515,000

10.8.18        Trust Indenture, Third Supplement to Special Provisions

10.8.19 United States Government Guaranteed Ship Financing Bond, 1997 Series II, Amended and Restated April 29, 2003, in the amount of $16,918,000

10.8.20 First Amendment To Amended And Restated Title XI Reserve Fund and Financial Agreement

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2 Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1 Certification of Trailer Bridge, Inc.'s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

     b)   The Company furnished a report on Form 8-K on May 19, 2003 (Item 12).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        TRAILER BRIDGE, INC.


Date: August 13, 2003                   By:    /s/ John D. McCown
                                           -------------------------------------
                                               John D. McCown
                                               Chairman and Chief Executive
                                               Officer


Date: August 13, 2003                   By:    /s/ Mark A. Tanner
                                           -------------------------------------
                                               Mark A. Tanner
                                               Vice President of Administration
                                               and Chief Financial Officer