Form 10-Q
period 2003-09-30
TRAILER BRIDGE INC
filed 2003-11-14
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended                                 Commission file number
September 30, 2003                                           0-22837

                              TRAILER BRIDGE, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                13-3617986
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


10405 New Berlin Road E.
Jacksonville, FL                 32226                   (904) 751-7100
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

                            YES [ ]      NO [X]


         As of November 13, 2003, 9,779,481 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

         Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

         These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2002 that appear in the Company's Annual Report on Form 10-K.

Statements of Operations for the Three and Nine Months Ended
          September 30, 2003 and 2002 (unaudited)                         Page 3

Balance Sheets as of September 30, 2003 and
          December 31, 2002 (unaudited)                                   Page 4

Statements of Cash Flows for the Nine Months Ended September 30, 2003
         and 2002 (unaudited)                                             Page 5

Notes to Financial Statements for the three and nine months ended
            September 30, 2003 (unaudited)                                Page 6

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months                           Nine Months
                                                                  Ended September 30,                    Ended September 30,
                                                       --------------------------------------  -------------------------------------
                                                               2003                 2002              2003                2002
                                                       ------------------   -----------------  ----------------   -----------------
    OPERATING REVENUES                                     $  21,622,731        $ 18,488,328      $ 62,303,817        $ 54,085,091
    OPERATING EXPENSES:
       Salaries, wages, and benefits                           3,876,226           3,824,346        11,812,160          11,338,926
       Rent and purchased transportation:
          Related Party                                        1,849,200           1,849,200         5,487,300           5,487,300
          Other                                                6,561,522           5,586,815        18,195,716          14,794,016
       Fuel                                                    2,172,924           1,841,771         6,663,494           5,325,933
       Operating and maintenance (exclusive of
          depreciation shown separately below)                 4,568,537           4,186,873        14,018,138          11,822,377
       Taxes and licenses                                        163,441             120,115           534,559             396,962
       Insurance and claims                                      787,734             750,583         2,240,051           2,214,978
       Communications and utilities                              146,745             142,628           382,105             467,351
       Depreciation and amortization                             852,731             821,154         2,557,798           2,567,420
       Gain on sale of equipment                                 (12,257)            (23,803)          (20,065)            (93,267)
       Other operating expenses                                  808,332             884,228         2,325,140           2,170,187
                                                       ------------------   -----------------  ----------------   -----------------
                                                              21,775,135          19,983,910        64,196,396          56,492,183
                                                       ------------------   -----------------  ----------------   -----------------
    OPERATING LOSS                                              (152,404)         (1,495,582)       (1,892,579)         (2,407,092)
    NONOPERATING EXPENSE:
       Interest expense and other, net                          (710,815)           (766,890)       (2,151,870)         (2,296,212)
                                                       ------------------   -----------------  ------------------------------------

    LOSS BEFORE BENEFIT FOR INCOME TAXES                        (863,219)         (2,262,472)       (4,044,449)         (4,703,304)

    BENEFIT FOR INCOME TAXES                                           -              (3,305)                -              (3,305)

                                                       ------------------   -----------------  ----------------   -----------------
    NET LOSS                                                    (863,219)         (2,265,777)       (4,044,449)         (4,706,609)

    ACCRETION OF PREFERRED STOCK DISCOUNT                       (171,414)           (221,775)         (808,036)           (221,775)

                                                       ------------------   -----------------  ----------------   -----------------
    NET LOSS ATTRIBUTABLE TO                               $  (1,034,633)       $ (2,487,552)     $ (4,852,485)       $ (4,928,384)
       COMMON SHARES
                                                       ==================   =================  ================   =================

    PER SHARE AMOUNTS:

    NET LOSS PER SHARE (BASIC AND DILUTED)                 $       (0.11)            $ (0.25)          $ (0.50)            $ (0.50)
                                                       ==================   =================  ================   =================

    WEIGHTED AVERAGE
       SHARES OUTSTANDING                                      9,777,633           9,777,500         9,777,544           9,777,500
                                                       ==================   =================  ================   =================

         See notes to financial statements

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,              December 31,
                                                                                    2003                      2002
                                                                              ----------------          ----------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                $      406,734             $   2,144,887
      Trade receivables, less  allowance for doubtful
           accounts of $590,518 and $895,772                                       11,298,017                 9,928,915
      Other receivables                                                                19,445                    17,040
      Prepaid expenses                                                              1,871,193                 1,939,032
                                                                                -------------              ------------
           Total current assets                                                    13,595,389                14,029,874

Property and equipment, net                                                        47,577,869                50,076,776
Other assets                                                                        1,162,607                 1,299,031
                                                                                -------------              ------------
TOTAL ASSETS                                                                   $   62,335,865             $  65,405,681
                                                                                =============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                         $    6,640,751             $   6,980,180
      Accrued liabilities                                                           4,701,104                 3,679,382
      Current portion of long-term debt                                            16,302,096                 2,969,668
      Unearned revenue                                                                920,320                   788,020
                                                                                -------------              ------------
           Total current liabilities                                               28,564,271                14,417,250

Due to Affiliate                                                                    5,602,227                 5,264,627
Long-term debt, less current obligations                                           22,140,036                36,724,276
                                                                                -------------              ------------
TOTAL LIABILITIES                                                                  56,306,534                56,406,153
                                                                                -------------              ------------


Stockholders' Equity:
      Preferred stock Series A, $.01 par value, 1,000,000 shares authorized; 19,550 shares issued and outstanding
            (liquidation value $2,000,000)                                                196                       196
      Preferred stock Series B, $.01 par value, 1,000,000 shares authorized; 24,000 shares issued and outstanding
            (liquidation value $24,000,000)                                        22,855,148                22,047,112
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,777,900 and 9,777,500 shares issued and
           outstanding                                                                 97,779                    97,775
      Additional paid-in capital                                                   44,310,112                44,309,216
      Subscribed preferred stock series B                                                   -                (1,073,352)
      Accumulated deficit in earnings                                             (61,233,904)              (56,381,419)
                                                                                -------------              ------------
           TOTAL STOCKHOLDERS' EQUITY                                               6,029,331                 8,999,528
                                                                                -------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   62,335,865             $  65,405,681
                                                                                =============              ============


See notes to financial statements

                              TRAILER BRIDGE, INC.
                            STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

                                                                                  September 30,                 September 30,
                                                                                      2003                          2002
                                                                                ------------------            ------------------
Operating activities:
Net loss                                                                        $      (4,044,449)              $    (4,706,609)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                      2,557,798                     2,567,420
     Noncash purchased transportation, related party                                    1,073,352                     2,906,296
     Provision for doubtful accounts                                                      463,034                       670,012
     Gain on sale of fixed assets                                                         (20,065)                      (93,267)
     Unrealized gain on marketable securities                                                                             8,567
     Decrease (increase) in:
       Trade receivables                                                               (1,832,136)                     (269,526)
       Other receivables                                                                   (2,405)                       15,457
       Prepaid expenses                                                                    67,839                      (162,608)
       Assets held for sale                                                                     -                       305,873
     Increase (decrease) in:
       Accounts payable                                                                  (339,429)                   (2,604,651)
       Accrued liabilities                                                              1,396,222                    (2,007,826)
       Unearned revenue                                                                   132,300                     2,906,296

                                                                                 ----------------                --------------
Net cash used in operating activities                                                    (547,939)                     (464,566)
                                                                                 ----------------                --------------

Investing activities:
Additions to and construction of property and equipment                                   (27,442)                      (48,059)
Proceeds from sale of property and equipment                                              131,986                       647,409
(Increase) decrease in other assets                                                        (6,946)                      112,521
                                                                                 ----------------                --------------
          Net cash provided by investing activities                                        97,598                       711,871
                                                                                 ----------------                --------------

Financing activities:
Proceeds from (payments on) borrowing on revolving line of credit                          89,556                    (1,314,310)
Proceeds from borrowing from affiliate                                                    (36,900)                    1,881,698
Issuance of Preferred Series A Convertible Stock                                                -                     1,920,835
Issuance of Common Stock                                                                      900                             -
Principal payments on notes payable                                                    (1,341,368)                   (1,380,449)
Principal payments under capital lease obligations                                              -                      (447,898)
Derivative Instrument Payment                                                                   -                       (35,953)
Decrease in due to affiliate                                                              (36,900)                            -
                                                                                 ----------------                --------------
          Net cash (used in ) provided by financing activities                         (1,287,812)                      623,923
                                                                                 ----------------                --------------

Net (decrease) increase  in cash and cash equivalents                                  (1,738,153)                      871,228
Cash and cash equivalents, beginning of the period                                      2,144,887                       441,320
                                                                                 ----------------                --------------

Cash and cash equivalents, end of period                                        $         406,734               $     1,312,548
                                                                                 ================                ==============


Supplemental cashflow information and non-cash investing and financing activities:
Cash paid for interest, net of amount capitalized                               $       1,496,768               $     3,346,756
                                                                                 ================                ==============
Conversion of subordinated debt                                                 $       1,073,352               $    22,102,448
                                                                                 ================                ==============
Equipment acquired under capital lease agreements                               $               -               $       375,006
                                                                                 ================                ==============

See notes to financial statements

                              TRAILER BRIDGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the Board as part of the Derivatives Implementation Group process and to incorporate clarifications of the definitions of a derivative. SFAS No. 149 is effective for contracts modified or entered into after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company adopted the standard on July 1, 2003. There has been no impact on the Company's financial condition, results of operations or cash flows upon adoption.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments with characteristics outlined in the statement. The Company adopted the standard on July 1, 2003. There has been no impact on the Company's financial condition, results of operations or cash flows upon adoption.

Stock Options - Pursuant to the disclosure requirement of SFAS No. 148, "Accounting for Stock-based Compensation" the following table provides an expanded reconciliation for all periods presented that deducts the total fair value expense under SFAS 123, net of related income tax effects. The Company has not incurred any stock-based employee compensation for any period using the intrinsic value method under APB 25, which is permitted under SFAS 123. The table below shows the reported and proforma earnings per share amounts:

                                                                    Three months ended                   Nine months ended
                                                                       September 30,                        September 30,
                                                         ------------------ ------------------ -------------------------------------
                                                                 2003                2002               2003                2002
                                                         ------------------ ------------------ ------------------  -----------------
Net loss as reported                                          ($1,034,633)       ($2,487,552)       ($4,852,485)        ($4,928,384)


Total Stock-based employee compensation
   cost determined under fair value method
   for all awards, net of related tax effects                     127,789            229,854            383,400             689,562
                                                        ------------------------------------- --------------------------------------

Pro forma net loss                                            ($1,162,422)       ($2,717,406)       ($5,235,885)        ($5,617,946)
                                                        ===================================== ======================================

Loss per common share:
    Basic and diluted, as reported                                 ($0.11)            ($0.25)            ($0.50)             ($0.50)
    Basic and diluted, pro forma                                   ($0.12)            ($0.28)            ($0.54)             ($0.57)

2.       COMPANY LIQUIDITY AND MANAGEMENT'S FURTHER CONTINGENCY PLANS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss in the three and nine months ended September 30, 2003 of $863,219 and $4,044,449 respectively. As of September 30, 2003, current liabilities exceeded current assets by $14,968,882 based on the inclusion of $13.9 million related to the Company's present term loan and revolving credit facility that expires on January 31, 2004. Following a further scheduled principal payment on the term loan at the beginning of October 2003 the overall principal balance on the facility was reduced to $13.4 million. Both equipment assets and accounts receivable secure the facility. The Company believes that the collateral securing the present facility has a value in excess of the present outstanding balance. The Company does not anticipate entering into a refinancing with its present lender. The Company does believe, based upon its projected cash flows and the collateral it has to offer, it will be successful in refinancing with other lenders. However, there is no assurance that it will be able to refinance. Furthermore, even if it is able to refinance, such refinancing may be on terms less favorable to the Company than the terms under its present facility. These factors among others indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.


         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, continued funding of its revolving line of credit and ultimately to attain successful operations. The Company's business plan is to continue its efforts to attract increased volume, to obtain rate increases as contracts are renewed due to the reduction in excess capacity in its sector and manage operating costs in order to attain profitable operations. The Company believes its projected cash flows from operations and continued funding of its revolving credit line will be sufficient for it to meet its ongoing operational needs and debt service obligations until January 31, 2004. No assurance can be made that the Company will be successful in accomplishing its business plans. There is no assurance that financial assistance from its affiliates similar to that received in the past will be made available. If the Company is not able to refinance the credit facility secured by equipment and accounts receivable by January 31, 2004, its present lender could exercise certain remedies, including repossession of assets and distress sales, which would have a material adverse effect on the Company. There can be no assurance that the present lender would forebear from taking such actions if the Company is unsuccessful in refinancing the credit facility. Therefore, there is no assurance as to the Company's ability to continue as a going concern.

         During 2003 the Company has commenced new contracts with both new and existing customers resulting in a significantly improved revenue level from mid-March through September 30, 2003. Additionally, commencing October 1, 2003 the Company has implemented rate increases on a significant amount of its contracts. The Company believes that a continuation of such revenue levels will result in successful operations and will be sufficient for it to meet its ongoing operational needs and debt service obligations.


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



4. LONG-TERM DEBT

         As of September 30, 2003, the Company was not in compliance with certain financial covenants contained in its present term loan and revolving credit facility that expires on January 31, 2004. Subsequent to September 30, 2003, the Company received a waiver of covenant defaults for the period ended September 30, 2003. The term loan and revolving credit facility is included in current liabilities since it is due January 31, 2004.

         As of September 30, 2003, the Company is not in compliance with financial covenants contained in the Title XI debt agreements and as a result is prohibited from certain financial activities that would impact the financial position of the Company including withdrawing capital, redeeming common stock, paying dividends, making loans to and investing in securities of any affiliate. The Company is in compliance with these financial restrictions and as a result, the debt continues to be classified as long term.


5. TRANSACTIONS WITH AFFILIATES

         Subsequent to September 30, 2003, the due date on the note to an affiliate, Transportation Receivables 1992, LLC, was extended to October 1, 2004. The debt continues to be classified as long-term.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS:

Three Months Ended September 30, 2003 and 2002
----------------------------------------------

         Operating revenues for the three months ended September 30, 2003 were $21.6 million, an increase of $3.1 million or 17.0%, compared to the third quarter of 2002. The Company's fuel surcharge is included in the Company's revenues and amounted to $1.1 million for the three months ended September 30, 2003 compared to $678,032 in the year earlier period. The Company's Puerto Rico deployed vessel capacity utilization overall during the three months ended September 30, 2003 was 93.3% to Puerto Rico and 25.3% from Puerto Rico significantly better than the 79.3% to Puerto Rico and 22.6%, respectively, during the third quarter of 2002. The Company had an average of 215 tractor units operating on the mainland during the three months ended September 30, 2003, generating an average of 9,045 miles per month of which 74.4% were loaded.

         Operating expenses increased $1.8 million for the three months ended September 30, 2002 from $20.0 million for the same period in 2002 to $21.8 million. The increased operating expenses were primarily the result of volume-related increases and higher fuel prices. Salaries, wages and benefits expense increased $51,880 primarily due to higher worker's compensation expense. Rent and purchased transportation increased $974,707 primarily as a result of increased purchased miles and rate increases for such miles. Fuel expense increased $331,153 or 18.0% primarily due to an increase in the average price of fuel for the tugs that pull the Company's barges from $0.73 per gallon to $0.82 per gallon and in the average price of diesel fuel for trucks from $1.26 per gallon to $1.35 per gallon from the year earlier period. Operating and maintenance expense increased $381,664 or 9.1% due to increased volume and increased equipment maintenance expense, partially offset by increased demurrage collection. Taxes and license expense increased due to higher property taxes. Insurance and claims expense increased $37,151 due to higher hull and machinery insurance offset by lower insurance claims volume. Other operating expenses decreased $75,896 primarily due to lower professional fees. The total costs associated with the three laid-off triple-stack box carrier vessels during the three months ended September 30, 2003, net of charter hire associated with such vessels were $337,484 compared to $349,869 for the same period last year.

         The operating loss for the three months ended September 30, 2003 was $152,404 as compared to an operating loss of $1.5 million in the prior year period. Compared to the third quarter of 2002, operating results improved by $1.3 million, due to increased volume. As a result of the above, the operating ratio was 100.7% during the three months ended September 30, 2003, compared to the 108.1% operating ratio during the year earlier period. Net interest expense of $710,815 was down $56,075 from the year earlier period primarily due to lower loan balances.

         The Company's loss before income taxes for the third quarter ended September 30, 2003 was $863,219 compared to a pre-tax loss of $2.3 million in the year earlier period. The net loss attributable to common shares for the three months ended September 30, 2003 after accretion of preferred stock discount was equivalent to $.11 per share as compared to $.25 per share for the year earlier period.

         For the three months ended September 30, 2003 compared to the same period a year earlier, total southbound volume over Jacksonville increased 17.6%. The Company's core southbound trailer volume from Jacksonville to Puerto Rico increased 21.2%, new car volume decreased 16.7% while used cars moving to Puerto Rico increased 28.0%. Shipper owned or leased equipment ("SOL") increased 18.3% while freight not in trailers ("NIT") decreased 4.2%. For the three months ended September 30, 2003 compared to the same period a year earlier, the Company experienced significant revenue increases in all categories other than its domestic shipments which were $612,050, representing a 35.7% decrease from $951,490 in the prior period.

         Northbound, total volume increased 15.4% for the three months ended September 30, 2003 compared to the same period a year earlier. The Company's northbound trailer volume from Puerto Rico increased 10.4%.

         The effective yield of all the southbound freight decreased 0.5% while the effective yield of all northbound freight increased 7.6% from the year earlier period.

Nine Months Ended September 30, 2003 and 2002
---------------------------------------------

         The Company's total volume of freight moving to and from Puerto Rico increased 18.6% compared to the year earlier period. Operating revenues for the nine months ended September 30, 2003 were $62.3 million, an increase of $8.2 million, or 15.2%, compared to $54.1 million for the year earlier period. The Company's fuel surcharge is included in the Company's revenues and amounted to $2.9 million for the nine months ended September 30, 2003 compared to $1.9 million in the year earlier period.

         The Company's Puerto Rico deployed vessel capacity utilization overall during the nine months ended September 30, 2003 was 92.9% to Puerto Rico and 24.8% from Puerto Rico compared to 77.0% and 20.8%, respectively, during the year earlier period. The Company had an average of 201 tractor units operating on the mainland during the nine months ended September 30, 2003, generating an average of 9,240 miles per month of which 74.7% were loaded.

         For the nine months ended September 30, 2003 compared to the same period a year earlier, total southbound volume over Jacksonville increased 18.2%. The Company's core southbound trailer volume from Jacksonville to Puerto Rico increased 21.7%, new vehicle volume decreased 9.6% while used vehicles moving to Puerto Rico increased 14.8%. Shipper owned or leased equipment ("SOL") and freight not in trailers ("NIT") increased 36.9% and 7.5%, respectively.

         Northbound, total volume increased 20.3% for the nine months ended September 30, 2003 compared to the same period a year earlier. The Company's northbound trailer volume from Puerto Rico increased 16.9%.

         Due to increased volume operating expenses increased $7.7 million, or 13.6%, for the nine months ended September 30, 2003 from $56.5 million for the same period in 2002 to $64.2 million. The increased operating expenses were primarily the result of a higher fuel prices in addition to volume related increases. Salary, wages and benefits increased $473,234 or 4.2% primarily due to higher worker's compensation expense. Purchased transportation, other than related party increased $3.4 million or 23.0% primarily as a result of increased purchased miles, rate increases for such miles, and increased equipment lease expense. Fuel expense increased $1.3 million or 25.1% from the year earlier period primarily due to an increase in the average price of fuel for the tugs that pull the Company's barges from $0.64 per gallon to $0.86 per gallon and in the average price of diesel fuel for trucks from $1.19 per gallon from the year earlier period to $1.42 per gallon. Operating and maintenance expense increased $2.2 million or 18.6% primarily due to expenses associated with increased volume and increased equipment maintenance expense; repairs related to the barge and San Juan ramp, partially offset by increased demurrage revenue due to increased volume and bettered demurrage collection. Taxes and license expense increased $137,597 or 34.7% due to increased sales taxes and a non-recurring benefit recognized in 2002. Communications and utilities expense decreased $85,246 primarily due to entering into a contract with a new telephone company. Other operating expense increased $154,953 or 7.1% from the year earlier period primarily as a result of the effect of a non-recurring benefit on other operating expenses in 2002. The operating loss for the nine months ended September 30, 2003 was $1.9 million compared to an operating loss of $2.4 million in the prior year period. Compared to the nine months ended September 30, 2002, operating loss decreased by $514,513 due to increased volume and vessel utilization partially offset by increases in rent and purchased transportation expense, fuel expense, mostly in the first quarter of 2003 and operating and maintenance expense. As a result of he above, the operating ratio was 103.0% during the nine months ended September 30, 2003, compared to the 104.5% operating ratio during the year earlier period. Net interest expense of $2.2 million was down from $2.3 million in the year earlier period due primarily to lower loan balances. The total costs associated with the three laid-off vessels during the nine months ended September 30, 2003, exclusive of charter revenue associated with such vessels, were $1.2 million. The Company's loss before income taxes for the nine months ended September 30, 2003 was $4.0 million compared to a pre-tax loss of $4.7 million in the year earlier period. The net loss applicable to common shares for the nine months ended September 30, 2003 after accretion of preferred stock discount was equivalent to $.50 per share unchanged as compared to $.50 per share for the year earlier period.



LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss in the three and nine months ended September 30, 2003 of $863,219 and $4.0 million, respectively.

         Net cash used by operations was $547,939 during the nine months ended September 30, 2003 compared to net cash used by operations of $464,566 during the same period in 2002.

         At September 30, 2003, cash amounted to $406,734, working capital was a negative $15.0 million due to the presentation of the Company's term loan and revolving credit facility totaling $13.9 million as short term due to its expiration at January 31, 2004. Stockholders' equity was $6.0 million.

         As of September 30, 2003, the Company had $6.1 million drawn under the credit facility against a borrowing base of $6.2 million that is secured by net receivables of $11.3 million.

         During the nine-month period ending September 30, 2003 cash provided by investing activities was $97,598 compared to $711,871 provided by investing activities in the year earlier period, primarily from proceeds on the sales of revenue equipment. During the nine-month period ending September 30, 2003 the Company used $1.3 million in financing activities primarily through repayments to its primary lender compared to $623,923 provided by financing activities in the year prior period.

         As of September 30, 2003, current liabilities exceeded current assets by $15.0 million based on the inclusion of $13.9 million related to the Company's present term loan and revolving credit facility that expires on January 31, 2004. Following a further scheduled principal payment in the term loan at the beginning of October 2003 the overall principal balance on the facility was reduced to $13.4 million. Both equipment assets and accounts receivable secure the facility. The Company believes that the collateral securing the present facility has a value in excess of the present outstanding balance.

         As of September 30, 2003, the Company was not in compliance with certain financial covenants contained in its present term loan and revolving credit facility that expires on January 31, 2004. Subsequent to September 30, 2003, the Company received a waiver of covenant defaults for the period ended September 30, 2003. The term loan and revolving credit facility is included in current liabilities since it is due January 31, 2004.

         The Company does not anticipate entering into a re-financing with its present lender. The Company does believe, based upon its projected cash flow and the collateral it has to offer, it will be successful in refinancing with other lenders. However, there is no assurance that it will be able to refinance. Furthermore, even if it is able to refinance, such refinancing may be on terms less favorable to the Company than the terms under its present facility. These factors among others indicate that the Company may be unable to continue as a going concern for a sufficient period of time to realize the value of its assets.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, continued funding of its revolving line of credit and ultimately to attain successful operations. The Company's business plan is to continue its efforts to attract increased volume, to obtain rate increases as contracts are renewed due to the reduction in excess capacity in its sector and manage operating costs in order to attain profitable operations. The Company believes its projected cash flows from operations and continued funding of its revolving credit line will be sufficient for it to meet its ongoing operational needs and debt service obligations until January 31, 2004. No assurance can be made that the Company will be successful in accomplishing its business plans. There is no assurance that financial assistance from its affiliates similar to that received in the past will be made available. If the Company is not able to refinance the credit facility secured by equipment and accounts receivable by January 31, 2004, its present lender could exercise certain remedies, including repossession of assets and distress sales of the Company's collateral, which could have a material adverse effect on the Company. There can be no assurance that the present lender would forebear from taking such actions if the Company is unsuccessful in refinancing the credit facility. Therefore, there is no assurance as to the Company's ability to continue as a going concern.

         Subsequent to September 30, 2003 the Company has paid the principal and interest payments totaling $848,462 due September 30, 2003 on its $16.9 million Title XI bond offering and $545,740 due September 30, 2003 on its $10.5 million Title XI bond offering. These are the first principal payments made on either Title XI bond offering since March 2001.

         As of September 30, 2003, the Company is not in compliance with financial covenants contained in the Title XI debt agreements and as a result is prohibited from certain financial activities that would impact the financial position of the Company including withdrawing capital, redeeming common stock, paying dividends, making loans to and investing in securities of any affiliate. The Company is in compliance with these financial restrictions and as a result, the debt continues to be classified as long term.

         The Company believes the projected cash flows from operations and continued funding of its revolving credit line through a refinancing and a refinancing of its existing term loans will be sufficient for it to meet its ongoing operational needs and debt service obligations through at least September 30, 2004.

         Subsequent to September 30, 2003, the due date on the note to an affiliate, Transportation Receivables 1992, LLC, was extended to October 1, 2004. The debt continues to be classified as long-term.


KNOWN TRENDS DURING FOURTH QUARTER of 2003

         Most recently, for the six-week period ending November 7, 2003 average actual weekly revenue is 21.5% above the overall average weekly revenues for the fourth quarter of 2002. Since October 1, 2003 the Company has implemented rate increases and accessorial charges on a significant percentage of its carryings. Based upon increased volume from specific existing accounts, increased customer commitments and actual growing booking trends, the Company believes that these actual volume and revenue trends are sustainable and therefore more indicative of what to expect going forward than any recent actual historical period. Despite the improved volume and vessel capacity utilization experienced by the Company since early March 2003, no assurance can be made that such improved volume and vessel capacity utilization will continue or that competitive pressures will not increase.


FORWARD-LOOKING STATEMENTS

         This report, particularly the preceding discussion of "Liquidity and Capital Resources" and "Known Trends During Fourth Quarter of 2003" contain statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are risk of being unable to refinance the Company's debt on favorable terms, economic recessions, severe weather conditions, changes in the price of fuel, changes in costs incurred by the Company to provide such services, changes in services offered by the Company's competitors, addition of new competitors, risks of transportation generally and inability to sustain the recent increases in rate levels for transportation services offered by the Company.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company has had no material change in market risk in the first nine months of 2003. For a discussion of the Company's exposure to market risk see
Item 7A of the Company's Annual Report on Form 10-K.

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

                                OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

        a) Exhibits

                                Description of Exhibit
                                ----------------------

10.15.3        Third Amendment of the GECC Loan and Security Agreement

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2 Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1 Certification of Trailer Bridge, Inc.'s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

        b) The Company furnished a report on Form 8-K on August 18, 2003 (Item
           12).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        TRAILER BRIDGE, INC.


Date: November 13, 2003                 By:    /s/ John D. McCown
                                           -------------------------------------
                                               John D. McCown
                                               Chairman and Chief Executive
                                                 Officer


Date: November 13, 2003                 By:     /s/ Mark A. Tanner
                                           -------------------------------------
                                                Mark A. Tanner
                                                Vice President of Administration
                                                and Chief Financial Officer