Form 10-K
period 2003-12-31
TRAILER BRIDGE INC
filed 2004-05-10
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003
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

Yes               No  X

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter was $8,748,420 (based upon $3.27 per share being the price at which the common equity was last sold). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of April 12, 2004, 9,791,912 shares of the registrant's common stock, par value $.01 per share, and Series A Preferred Stock convertible at anytime to 1,955,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, 13, and 14 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2004 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

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

Trailer Bridge increased its vessel capacity again in 1998 and 1999 when it took delivery of five 403' long container carrying barges designed specifically for the Company's integrated truckload marine transportation system and bearing the Company's Triplestack Box Carrier(R) trade name. The Triplestack Box Carriers are versatile, low-draft vessels that have a capacity of 265 53' containers, stacked three-high on a single deck. During the fourth quarter of 2000 and throughout 2001, the Company provided a weekly sailing directly between Newark, New Jersey and San Juan, Puerto Rico. This service was discontinued in December 2001. The Company currently utilizes two mid-bodied roll-on roll-off vessels and two Triplestack Box Carriers to provide twice weekly sailings directly between Jacksonville, Florida and San Juan, Puerto Rico. Three Triplestack Box Carriers are currently laid up and available for short or long term charter. During 2003, 2002 and 2001 one Triplestack Box Carrier was chartered for a portion of the year under short-term charters agreements.

OPERATIONS

At December 31, 2003, Trailer Bridge operated a fleet of 113 tractors, 500 high-cube trailers, 2,796 53' high cube containers and 2,165 53' chassis that transport truckload freight between the Company's San Juan, Puerto Rico port facility, its Jacksonville port facility and inland points in the US and Puerto Rico. The Company also provides full truckload service between interior points within the continental U.S., primarily to increase equipment utilization, minimize empty miles and maximize revenue while repositioning equipment to carry Puerto Rico bound freight. The Company maintains a centralized dispatch and customer service center at its Jacksonville headquarters to coordinate the movement of customer freight throughout our system. The operations center features a fully integrated computerized dispatch and customer service network. Customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Dispatch and customer service personnel work together to coordinate Puerto Rico and non-Puerto Rico freight to achieve the most optimum load balance and minimize empty miles within the Company's truckload operation.

At December 31, 2003, Trailer Bridge operated two 736' triple-deck, roll-on/roll-off (ro/ro) ocean-going barges and two 403' Triplestack Box Carriers. Loading of the ro/ro barges is performed with small maneuverable yard tractors operated by stevedores hired by an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each Triplestack Box Carrier is towed at approximately 9 knots by one 4,000 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of an unaffiliated tug owner. Compared to a self-propelled vessel, a towed barge has reduced Coast Guard manning requirements and higher fuel efficiency. Similarly, the large number of U.S. tugs available for charter provides the Company with a reliable source for towing services.

MARKETING AND CUSTOMERS

The Company's sales and marketing function is led by senior management and sales professionals based in Jacksonville, San Juan and other key U.S. cities. These sales personnel aggressively market Trailer Bridge to shippers as a customer-oriented provider of value-priced and dependable service. The Company targets major shippers with high volume, repetitive shipments whose freight lends itself to integrated trucking and marine service.

The Company believes that price is the primary determinant in the freight lanes in which it is involved. Nonetheless, the Company also believes that it provides enhanced service that results from its single company control of the entire freight movement over land and water. This service frees the customer from the operational complexities of coordinating the interface between over-the-road and marine service. The Company's customer service philosophy has generated increased demand from existing customers and has led to ongoing relationships with customers such as DaimlerChrysler, General Motors, K Mart, JC Penney, Home Depot, Georgia Pacific, General Electric, Procter & Gamble, Whirlpool, SC Johnson, Walgreen's and Toys `R' Us.

The Company has a diversified customer base. Typical shipments to Puerto Rico include furniture, consumer goods, toys, new and used cars and apparel. Typical shipments from Puerto Rico include health products, electronics, shoes and scrap aluminum. Management intends to continue the Company's efforts both to increase business with existing customers and add new core relationships.

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

VESSELS

At December 31, 2003, the Company operated two 736' by 104' triple-deck roll-on/roll-off barges. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville and San Juan that have been built specifically for the Company. Eight lanes on each vessel have been converted to carry new and used automobiles on car decks that allow up to 11 cars to fit in the space previously used for one 53' unit. The trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the trailers into position on the vessel. These vessels are chartered from an affiliate, Kadampanattu Corp. under long-term leases through at least 2010, with options to extend through 2018.

At December 31, 2003, the Company operated two Triplestack Box Carriers that are single deck barges designed to carry 53' containers. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan. Wheeled vehicles, known as reach-stackers, carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks. The Company has filed for patent protection for its unique system consisting of the vessels and their related loading and unloading method.

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

---------------------

(1) Chartered until 2010 with Company options until 2018. 736' x 104' tripledeck roll on/roll off barge.
(2) Built by the Company between 1998 and 2000. 403' x 100' single deck barge.
(3) Available for Charter Hire


RAMP STRUCTURES

The loading and unloading of the Company's two 736' by 104' triple-deck roll-on/roll-off barges is accomplished through the use of separate ramp structures. The Company has the exclusive right to use a floating ramp structure in San Juan under the charter agreement, with its affiliate Kadampanattu Corp., for the two 736' by 104' triple-deck roll-on/roll- off barges. In Jacksonville, the Company has the preferential right to use a land-base ramp structure built and owned by the Jacksonville Port Authority.

REVENUE EQUIPMENT

At December 31, 2003, the Company had 108 line haul tractors and 5 day cabs. The line haul power units are conventional tractors. The day cabs are used for local delivery work in Jacksonville. At December 31, 2003, the Company operated dry van trailers, 485 of which were 48' x 102" models and 15 of which were 53' x 102" models. At December 31, 2003, the Company operated 2,796 53' containers and 2,165 chassis. At December 31, 2003, the Company operated 305 VTM's as described below.

The Company has designed and built units to transport automobiles on its vessels. These units, designated by the Company as Vehicle Transport Modules(R), or VTM's(TM), can hold up to three vehicles and provide an efficient unit for loading and unloading. The Company built 305 of these units. During 2003 the Company received two separate patents for the VTMs. One patent covers the VTM unit while the second patent covers the method of loading and unloading vehicles into the VTM.

The Company performs preventative maintenance on equipment at its Jacksonville operations center, with major maintenance and repairs handled by outside contractors.

DRIVER RECRUITING AND RETENTION

The Company offers competitive compensation and full health care benefits differentiating it from many truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, awarding supporting line-haul operations positions, while providing more predictable home time for its drivers. The Company driver turnover in 2003 was 33% compared to 40% in 2002.

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

In 2001 due to the increased cost of fuel, the Company instituted fuel surcharges to its customers, pursuant to its tariff such fuel surcharges remained in place throughout 2003. The fuel surcharges for domestic truck movements are charged on a per mile basis and are triggered through the Company's tariff at predetermined levels based upon the price of fuel. During 2003 the fuel surcharge for domestic truck movements was between $.04 per mile to $.10 per mile. The fuel surcharge for domestic movements was $.05 per mile at December 31, 2003. During the first quarter of 2004 the fuel surcharge for domestic movements increased to $.08 per mile at March 15, 2004. The fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis. The fuel surcharges are still in effect for Puerto Rico moves and have substantially offset the increases in fuel prices. Neither fuel surcharge is distinguished from freight revenues and both are reported in the Company's revenues. This has the effect of increasing revenue rather than offsetting fuel expense.

SAFETY AND INSURANCE

Trailer Bridge emphasizes safety in all aspects of its operations. The Company maintains its own strict standards for recruiting drivers, including a minimum of two years of verifiable commercial driving experience, a safe driving history and a successful physical examination, including drug and alcohol testing. Its ongoing driver safety program includes an initial orientation for all new drivers, 100% log monitoring and strong adherence to all speed and weight regulations.

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

During 2002 the Company developed a web-based load tracking system providing customers with real time load information. During 2003, the Company deployed its web based booking system. During 2002 load tracking recorded 85,000 hits and in 2003 the number increased to 109,000. A load tendering option was also implemented during 2003.

COMPETITION

The Company currently competes with three carriers for freight moving between the U.S. and Puerto Rico where its southbound container volume market share, excluding vehicles, during 2003 was approximately 13.3%. During 2002 one of the Company's competitors, Navieras de Puerto Rico ("NPR"), which had operated under Chapter 11 bankruptcy protection since March 2001, ceased operations by selling its vessels and other assets to another competitor Sea Star Line. The current operators in the Puerto Rico trade are Horizon Lines, LLC, Crowley Liner Services, Trailer Bridge and Sea Star Line. Based on available southbound industry data for 2003, Horizon Lines, LLC has approximately 33.0% of the market and operates five container vessels that carry mainly 40' containers. Crowley Liner Services, a subsidiary of Crowley Maritime Corporation, has approximately 33.2% of the market and operates roll-on/roll-off barges in various services between the U.S. and Puerto Rico. Sea Star Line, owned primarily by Saltchuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc. has approximately 20.5% of the market with two combination ro/ro container vessels. If vehicle cargos were included, in the market share analysis both Trailer Bridge's and Crowley's market share would be in excess of the preceding figures.

In 2003, the over capacity in the trade subsided and the competition was less severe. In the second half of 2003, the severe rate compression that had occurred during the previous five years began to unwind and rates in the trade began to increase although still well below 1998 levels.

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

EMPLOYEES

At December 31, 2003, Trailer Bridge had 219 employees consisting of 96 truck drivers and 123 executive and administrative personnel.

WEBSITE

The Company maintains a website at TrailerBridge.com. All Company filings can be viewed on this website as soon as practicable after filing.

Item 2. Properties

Trailer Bridge is headquartered in Jacksonville, Florida, where it owns a 16,000 square foot office building adjacent to its truck operations center. This facility allows 81 Jacksonville personnel to be centralized in one location. The office building has also been designed so that additions can be constructed to serve the Company's future needs. The truck operations center property consists of 17.8 acres near Interstate 95, approximately 2 miles from the Company's marine terminal on Blount Island. In addition to the office building, the property includes an 11,400 square foot tractor maintenance shop where preventative maintenance and repair are performed, a trailer washing facility, drivers' lounge and parking space for tractors and trailers.

The Company maintains small sales office facilities in North Carolina, Illinois, Ohio and New Jersey that are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where 16 Puerto Rico administrative and sales personnel are based.

PORT FACILITIES

The Company utilizes port facilities in Jacksonville and San Juan where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck. Trailer Bridge's terminal in Jacksonville is located on Blount Island and consists of a berthing area and approximately 25 acres leased from the Jacksonville Port Authority. The lease, which expires in 2013, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. Included in the lease is a $3.6 million triple deck loading ramp funded by the Jacksonville Port Authority that the Company uses to load and unload its triple-deck roll-on/roll-off barges. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume with a minimum guarantee of approximately $1.7 million per year. The Company's marine terminal in San Juan consists of two berthing areas and 39 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo-handling services. This agreement, which expires in November 2006, calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. The Company believes its present port facilities are sufficient for its current operations. See - RAMP STRUCTURES in Item 1- Business.

Item 3. Legal Proceedings

In a prior year the Municipality of Guaynabo, Puerto Rico obtained a judgment against the Company for a tax deficiency for $280,000. The Company believes that this amount is incorrect in a number of respects, including claims for certain years that have been extinguished by the statute of limitations. Applicable case law has found that the tax in question is violative of the Constitution of the United States since it does not provide a mechanism for apportioning the tax among different jurisdictions. The Company has appealed this decision. The Company has expensed the amount of the judgment and posted a bond for the full amount of the deficiency.

The Company discontinued operations to and from Newark, New Jersey during the fourth quarter of 2001. Upon discontinuance of the Northeast service the Company was no longer required to contribute to the multi-employer pension plan of the International Longshoreman's Association (ILA) thereby constituting a complete withdrawal from the plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). During 2002 and 2003 the Company made required quarterly payments due under ERISA despite a dispute between the Company and the ILA regarding the amount due to the pension plan as a result of the Company's withdrawal from Newark. During the fourth quarter of 2002 the Company filed a demand for arbitration pursuant to ERISA to determine the year of the complete withdrawal and the amount due from the Company. In February 2004 the Company successfully settled this matter with the ILA.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock began trading on the Nasdaq National Market tier of The Nasdaq Stock Market on July 29, 1997 under the symbol: TRBR. During 2003 the Company's Common Stock was transferred to the Nasdaq SmallCap Market.

The following table represents the high and low sales price for the past two years.



                 2003                           High               Low
                 ----                           ----               ---
           First Quarter                    $   2.95          $   1.68
           Second Quarter                       3.99              2.09
           Third Quarter                        4.00              3.00
           Fourth Quarter                   $   6.72          $   3.35


                2002                            High               Low
                ----                            ----               ---
           First Quarter                    $   1.46          $    .96
           Second Quarter                       3.35              1.50
           Third Quarter                        3.00              2.05
           Fourth Quarter                   $   2.75           $  1.66




The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Certain of the Company's loan documents and Series A and B Preferred Stock prevent the payment of cash dividends under certain circumstances.

As of March 15, 2004 there were 50 stockholders of record in addition to approximately 1,200 stockholders whose shares were held in nominee name.

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


                                                      2003           2002            2001               2000            1999
                                                      ----           ----            ----               ----            ----
                                                                (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
   Operating revenues                             $ 86,434       $ 75,954        $ 82,134  (2)      $  94,067 (2)   $ 91,368
   Operating loss                                   (2,595)        (4,036)        (26,242) (3)(4)      (3,961)           (39)

Net loss                                            (5,455)        (7,103)        (29,420) (3)(4)     (10,342)(5)     (2,136)

Net loss attributable to common shareholders        (7,282)        (7,747)        (29,420)            (10,342)        (2,136)

Basic and diluted, net loss per common share         (0.74)         (0.79)          (3.01)              (1.06)(5)      (0.22)
BALANCE SHEET DATA:
   Working capital (deficit)                        (2,041)        (6,452) (6)    (21,373)              3,159            613
   Total assets                                     61,262         65,406          67,724              82,640         88,063
   Long-term debt, capitalized
     leases and due to affiliate(1)                 43,340         44,959          61,153              52,473         47,101
Stockholders' equity (deficit)                    $  4,634        $ 9,000        $ (8,745)          $  18,866       $ 29,208

---------------------------------------------------
(1) Includes current maturities

(2) During the fourth quarter of 2000 and throughout 2001, the Company provided weekly service between Newark, New Jersey and San Juan, Puerto Rico. The service was discontinued in December 2001.

(3) Includes $1,054,410 of restructing expenses relating to the wind down of its Newark operations

(4) Includes $3,820,421 charge for impairment of assets

(5) Includes income from the cumulative effect of change in accounting principle relating to drydocking costs of $127,000 or $.01 per basic and diluted share.

(6) As restated. See Note 6 to the financial statements.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

EXECUTIVE SUMMARY

The Company produces revenue by the movement of freight by water to and from Puerto Rico from the continental United States through its terminal facility in Jacksonville, Florida. The Company also generates revenue from the movement of freight within the continental United States by truck when such movement complements its core business of moving freight to and from Puerto Rico. The Company's operating expenses consist of the cost of the equipment, labor, facilities, fuel and administrative support necessary to move freight to and from Puerto Rico and within the continental United States. The Puerto Rico lane in which the Company operates had been subjected to overcapacity and intense competition over the five years prior to 2003. During 2003, the Puerto Rico lane stabilized and competition became less intense. The Company has increased utilization of its vessels during 2003 and in the second half of 2003 saw the severe rate compression that had occurred since 1998 begin to unwind.

RESULTS OF OPERATIONS

The following table sets forth the indicated items as a percentage of net revenues for the years ended December 31, 2003, 2002 and 2001.

                                  Operating Statement - Margin Analysis
                                        (% of Operating Revenues)

                                                              2003               2002                2001
                                                        ----------------   ----------------   -----------------

Operating Revenues                                            100%               100%                100%
Salaries, wages, and benefits                                   18                 20                  21
Rent and purchased transportation:
      Related Party                                              8                 10                   9
      Other                                                     28                 28                  33
Fuel                                                            10                 10                  13
Operating and maintenance (exclusive of
depreciation shown separately below)                            25                 23                  31
Taxes and licenses                                               1                  1                   1
Insurance and claims                                             3                  4                   3
Communications and utilities                                     1                  1                   1
Depreciation and amortization                                    4                  4                   6
Other operating expenses                                         5                  4                   8
Asset impairment                                                 -                  -                   5
Restructuring expenses                                           -                  -                   1
                                                        ----------------   ----------------   -----------------
Total Operating Expenses                                       103                105                 131
                                                        ----------------   ----------------   -----------------
Operating Loss                                                  (3)                (5)                (32)
Net interest expense                                            (3)                (4)                 (4)
                                                        ----------------   ----------------   -----------------
Net loss                                                        (6)%               (9)%               (36)%
                                                        ================   ================   =================

Year ended December 31, 2003 Compared to Year ended December
31, 2002

The Company operating ratio (operating expense stated as a percentage of operating revenues) decreased from 105% in 2002 to 103% in 2003. This improvement is more fully explained under operating expense caption set forth below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue and volume by sailing route and freight carried:

                 Revenue & Volume Changes 2003 compared to 2002

                                            Overall           Southbound         Northbound
                                        ----------------   -----------------   ----------------
Volume Percent Change:
Core container & trailer                         17.2%               18.3%              13.5%
Auto and other cargos                             0.1%               (1.4)%             26.2%
SOLs                                             (3.1)%              (8.5)%             54.5%
Domestic linehaul                               (53.9)%

Revenue Change ($millions):
Core container & trailer                          7.6                 7.2                0.4
Auto and other cargos                             1.7                 1.2                0.5
SOLs                                              0.4                 0.3                0.1
Domestic linehaul                                (1.6)
Other Revenues                                    2.4
                                      ----------------
Total Revenue Change                             10.5
                                      ----------------

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 92.0% during 2003, compared to 79.4% during 2002.

The Company increased its overall market share of freight moving in trailers or containers in both directions to 13.0% in 2003 from 11.4% in 2002, as a result of the cessation of operations in mid-2002 of a competitor of the Company. For 2003, the Company's market share was 13.3% southbound and 12.1% northbound compared to 11.4% southbound and 11.3% northbound in 2002. All of these market share figures are based on freight moving in trailers and containers and exclude cars and other wheeled vehicles moving southbound where the Company has a market share generally above 30%.

The Company's fuel surcharge is included in the Company's revenues and amounted to $4.0 million in 2003 and $2.6 million in 2002. The Company's demurrage is included in the Company's revenues and amounted to $2.3 million in 2003 and $1.3 million in 2002. Demurrage is a charge assessed for failure to return empty freight equipment on time. The Company's charterhire is included in the Company's revenues and amounted to $.4 million in 2003 and $.7 million in 2002. Charterhire is rental revenue for vessels not in use in a liner service.

The decrease in domestic line haul revenue was primarily as a result of increased southbound volumes resulting in less available domestic equipment capacity and the loss of a particular domestic linehaul customer. Domestic revenue is for moves that originate and terminate within the continental United States.

Operating expenses

Operating expenses increased $9.0 million, or 11.3% from $80.0 million in 2002 to $89.0 million for 2003. This increase was due to volume-related increases in substantially all areas other than insurance and claims, communications and utilities that decreased 1.6% and 12.0%, respectively, due primarily to lower claims volume and premiums as well as entering into a contract with a new telephone company. Salary, wages and benefits increased 4.1% due to increased workers compensation insurance premiums of $.7 million that was partially offset by a $.2 million decrease in salary and employee benefits. Purchased transportation other than to a related party increased $2.9 million or 13.2% primarily due to increased volume resulting in additional inland miles and increased fuel costs increasing the rate per mile. Fuel expense increased $1.6 million or 21.2% primarily as a result of a $1.3 million increase in tug fuel from increased fuel prices and an increase of $.2 million in truck fuel expense resulting from increased fuel prices. Operation and maintenance expense increased $3.9 million or 21.9% due to $1.3 million in higher stevedoring costs related to increased volume and increased stevedoring rates in Jacksonville; $1.4 million in truck maintenance due to increased tire, parts and repair expense and increased dry docking and vessel maintenance expense and marine terminal expenses. As a result, the Company's operating ratio decreased to 103% during 2003 from 105% during 2002.

Interest Expense

Interest expense decreased to $2.9 million in 2003 from $3.1 million in 2002 primarily due to lower interest rates on the Company's floating rate indebtedness and lower loan balances.

Income taxes

Reference is made to Note 9 in the Notes to Financial Statements.

As a result of the factors described above the Company reported a net loss of $5.5 million for 2003 compared to net loss of $7.1 million in 2002.

Known Trends During First Quarter of 2004

During First Quarter of 2004, vessel utilization was 91.8% and 26.3% southbound and northbound, respectively. The Company has increased its rates and other customer charges during the first quarter of 2004. The Company has decreased purchase transportation expense by relying more on rail transportation on longer hauls. The Company has also reduced health insurance expense by changing policies in regards to employee benefits as well as switching providers. The Company has experienced higher fuel costs in 2004. The Company expects to report a profitable first quarter of 2004.


Year ended December 31, 2002 Compared to Year ended December 31, 2001

Operating revenues decreased $6.1 million, or 7.5%, to $76.0 million during 2002 from $82.1 million during 2001. This decrease in operating revenues was due to a $6.5 million or 8.8% decrease in total Puerto Rico revenue to $67.4 million. As a result of terminating the Northeast service, the Company offered 22.2% less capacity in the Puerto Rico trade lane and operated four vessels to Puerto Rico in 2002 compared to six vessels in 2001. Core container and trailer volume to Puerto Rico decreased 10.7% in 2002 compared to 2001, while total car and other volume increased 19.9% compared to 2001. As a result, container and trailer revenue to Puerto Rico decreased 11.7% and car and other revenue increased 7.3% compared to 2001. Revenue from shipper owned or leased equipment moving to Puerto Rico decreased 1.7% from 2001. Revenue from northbound shipments from Puerto Rico decreased 14.6% from 2001 primarily as a result of the cessation of the Northeast service. The overall market to Puerto Rico, particularly with regard to the movement of used automobiles, not in trailers and shipper owned or leased movements, was characterized by overcapacity and intense rate competition during the first half of 2002 and more stable market conditions after the cessation of operations by a competitor of the Company in mid-year. The Company's fuel surcharge is included in the Company's revenues and amounted to $2.6 million in 2002 and $3.4 million in 2001.

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

Operating expenses decreased $28.4 million, or 26.2% from $108.4 million in 2001 to $80.0 million for 2002. This decrease was due to significant decreases in all areas other than insurance and claims that increased $.4 million or 14.6% due to higher insurance premium rates. Salary, wages and benefits decreased $2.4 million due to the reduction of personnel mainly attributable to the termination of the Company's Northeast service; reduced driver payroll due to a decrease in Company truck miles by approximately 1.7 million miles and a reimbursement of $.2 million workers compensation insurance premium due to an adjustment of rates from prior years. Purchased transportation other than to a related party decreased $5.5 million or 20.2% primarily due to decreased tug charter hire expense of $3.5 million related to elimination of the tug required for the Northeast service; a decrease of $2.8 million in equipment expense, partially offset by an increase of $.8 million in truck and rail purchased transportation as a result of operating fewer owned tractors. Fuel expense decreased $3.4 million or 31.2% primarily as a result of termination of the Northeast service resulting in a $2.8 million decrease in tug fuel and a decrease of $.5 million in truck fuel expense resulting from a decrease in truck miles of approximately
1.7 million miles. Operation and maintenance expense decreased $7.4 million or 29.2% due to $4.4 million in lower marine terminal expenses because of reduced sailings and lower volumes as a result of the termination of the Company's Northeast service; the absence of any dry docking expenses as compared to $1.3 million in 2001; a $1.4 million decrease in truck maintenance due to a reduction in tractors. Taxes and licenses expense decreased $.5 million or 46.3% primarily as a result of reduction in volume related to the termination of the Company's Northeast service and a successful legal challenge to ad valorem taxes that Duval County, Florida sought to impose on the Company. Communications and utilities expense decreased $.1 million or 14.8% as a result of the termination of the Company's Northeast service and generally lower telephone rates. Depreciation and amortization expense decreased $1.5 million or 31.4% primarily as a result of the Company's tractor fleet being fully depreciated compared to $1.0 million in depreciation in 2001; the reduction in equipment associated with the Northeast service and lower depreciation of vessels following an asset impairment charge of $3.0 million in 2001. Other operating expense decreased $2.9 million, primarily as a result of a $2.1 million decrease in bad debt. Operating expenses also decreased $4.9 million in 2002 as compared with 2001 that included asset impairments charges of $3.8 million and restructuring charges for the Northeast service shutdown of $1.1 million. As a result, the Company's operating ratio decreased to 105% during 2002 from 131% during 2001.

Interest expense (net) decreased to $3.1 million in 2002 from $3.2 million in 2001 primarily due to lower interest rates on the Company's floating rate indebtedness.

As a result of the factors described above the Company reported a net loss of $7.1 million for 2002 compared to net loss of $29.4 million in 2001.

DIVIDENDS

The Company has not declared or paid dividends on its common stock during the past five years. Certain agreements of the Company restrict its ability to declare and pay dividends. Contractual accumulated dividends on the Company's Series B Preferred Stock amounted to $846,385 at December 31, 2003. Such dividends have not been declared, accrued or paid.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $.9 million in 2003 compared to net cash used in operations of $3.7 million in 2002. This represented an improvement of $4.6 million from 2002. $3.0 million dollars of the improvement was attributable to changing payment cycles to vendors to better fit the Company's cash position offset by approximately $2.8 million from increased accounts receivable due to increased volume. Net cash used in financing activities was $2.6 million in 2003 compared to net cash provided by financing activities of $4.6 million in 2002 representing a difference of $7.2 million. Net cash used in financing activities consisted primarily of $2.4 million of payments on notes payable. At December 31, 2003, cash amounted to $.4 million, working capital was a negative $2.0 million, and stockholders' equity was $4.6 million.

During 2003 the Company deferred its semi-annual Title XI payments due March 31, 2003 of $226,073 and $363,118 until March 31, 2004. The deferred payments were added to the normal semi-annual principal payments due on March 31, 2004 resulting in scheduled double principal payments on that date. There was no fee paid or change in interest rate due to this rescheduling. The Company has received the consent of the Maritime Administration and the holder of both of the Title XI bond issues to spread the deferred principal payments over the remaining life on the Title XI bond issues, expiring on September 30, 2022 and March 30, 2023, respectively. The Company will therefore have rescheduled principal payments of $232,022 and $372,429 due March 30, 2004 and each semi-annual period until fully paid on September 30, 2022 and March 30, 2023, respectively. In 2003, the Company paid the semi-annual principal payments due September 30, 2003 of $226,073 and $363,118. In 2004, the Company paid the semi-annual payments due March 30, 2004 of $232,022 and $372,429.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company operated in a trade lane that was characterized by significant over capacity and fierce competition from 1998 until mid-2002. The over capacity and competition resulted in significant and prolonged rate decreases throughout that period. Similarly, the Company's ability to pass on certain expenses to customers, through surcharges and other customer charges was severely hampered due to competition. As a result, during the years ended December 31, 2003, 2002 and 2001, the Company incurred net losses applicable to common shares of $7,282,220, $7,746,644 and $29,419,936, respectively and had cash flows from (used by) operating activities of $860,093, $(3,704,325) and $(11,036,755), respectively and had a working capital deficiency of $2,040,623 and $6,451,866 at December 31, 2003 and 2002 respectively.

The Company's continuation as a going concern was dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. During this period, as a result of competitive pressure, one of the trade lane's largest participant filed bankruptcy and after operating in bankruptcy for approximately 18 months sold its vessel assets to another competitor in the trade. With a realignment of capacity and demand in the trade lane, 2003 resulted in a redistribution of freight volume among the remaining four participants which resulted in increased volume and capacity utilization to the Company. During the fourth quarter of 2003, the Company began to implement increases in customer rates and surcharges. In addition to the revenue increases, the Company also implemented several changes to reduce cost. The most notable changes were made in purchased transportation, healthcare costs and tug fuel consumption. During the fourth quarter of 2003, the Company began utilizing lower cost rail transportation in certain lanes effectively lowering the unit cost per mile of inland transportation. In January 2004 the Company implemented a change in policy and healthcare providers reducing benefit costs and started chartering tugs with more fuel-efficient engines. The Company has entered into written contracts with customers that reflect the increased rates and additional surcharges and improved market conditions. Based upon the foregoing, the Company believes that it will be able to maintain its increased vessel capacity utilization at these increased rates. For the first quarter of 2004, the Company expects to generate positive cash flow from operations. The Company believes that if planned revenue levels can be maintained, successful operations is expected. However no assurance can be made that the Company will be successful in maintaining the improved revenue levels and accomplishing its other business plans.

The trade lane in which the Company operates is protected by a number of barriers to entry, the most formidable of which is the Jones Act that requires that vessels serving the trade lane be built in the United States, owned by United States Citizens and crewed by United States Citizens. Other barriers to entry include limited port space in San Juan. Both act as major constraints to the addition of new capacity. The Company believes that its capacity utilization and rate levels can be maintained. The trade lane in which the Company operates is a mature lane that typically sees modest yet stable growth in demand and has not historically seen dramatic fluctuation in demand. The Company expects this to continue through the upcoming years resulting in a stable trade environment.

At December 31, 2003, the Company had $13.1 million due to a bank under its senior credit facility, which expired January 31, 2004. In addition, the Company had $6.3 million due to related parties, all of which was due to be paid in 2004. In April 2004, after receiving extensions from its then existing senior lender, the Company refinanced this bank debt with a new senior lender. The new bank debt consists of a revolving line of credit in the amount of $20.0 million and a term loan in the amount of $3.0 million, both of which are due in April 2007. The new bank debt provides for interest at prime plus 1.5% for the revolving line of credit and prime plus 7.5% for the term loan and is payable monthly. The revolving line of credit is subject to a borrowing base calculation but the bank requires the Company to maintain a minimum availability of $2,000,000. The borrowing base is based on a percentage of eligible accounts receivable and revenue equipment, as defined. On April 23, 2004, the Company received $3.0 million in proceeds from the term loan and borrowed $11.0 million under the credit facility against a borrowing base of $14.5 million. Both obligations are secured by net receivables of $13.2 million and revenue equipment of $13.8 million. As of December 31, 2003, the former senior credit facility was secured by net receivables of $11.0 million and revenue equipment of $14.3 million. Related Party debt of $4.9 million, originally scheduled for payment in October 2004, has been rescheduled for payment in May 2007. Additionally, $1 million of the 2004 scheduled repayment of related party debt has been rescheduled for monthly principal payments commencing January 2005. Effective March 1, 2004 the Company's affiliate, Kadampanattu Corp., agreed to defer $1.0 million of charter hire to be paid by the Company in 2004. This deferred amount is payable in 36 monthly payments beginning in January 2005. These factors along with increased rates and market share, are expected to allow the Company to meet its working capital requirements in 2004 and through December 31, 2005. The Company's business plan does not require the full utilization of the revolving credit facility.

INFLATION

Inflation has had a minimal effect upon the Company's operating results in recent years. Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. The Company expects that inflation will affect its costs no more than it affects those of other truckload and marine carriers.

SEASONALITY

The Company's marine operations are subject to the seasonality of the Puerto Rico freight market where shipments are generally reduced during the first calendar quarter and increased during the third and fourth calendar quarter of each year. This seasonality is not as pronounced in recent years.

For the three months ended December 31, 2003, operating revenues increased $1.8 million or 9% from $20.2 million in 2002 to $22.0 million in 2003 as a result of higher southbound trailer and auto volumes compared to the previous year's quarter. The Company had an increase of $1.3 million in revenue from additional southbound volume, $.1 million in increased northbound volume and $.4 million increase in demurrage related revenue partially offset by decreased domestic revenue. Total operating expenses for the three months ended December 31, 2003, increased $.9 million to $22.7 million in 2003 from $21.8 million in 2002 primarily related to an increase in volume. Salary, wages and benefits increased $.2 million or 4.0% as a result of increased fringe benefit costs and worker's compensation insurance premiums. Fuel expense increased $.2 million primarily as a result of higher tug fuel prices. Operating and maintenance expense increased $1.1 million or 21.72% due to an increase of $.3 million of stevedoring costs due to higher volumes, $.2 million related to a vessel drydocking and $.4 of higher equipment maintenance cost.

The Company's overall volume to and from Puerto Rico for the fourth quarter of 2003 increased 6.5% from the same period last year. Core southbound volume and related revenue to Puerto Rico increased 9.7% and 8.9% respectively in the fourth quarter of 2003 compared to the similar period of 2002. Utilization of southbound vessel capacity increased to 89.4% during the fourth quarter of 2003 from 86.6% during the same period in 2002.

For the three months ended December 31, 2003 the Company's net loss was $1.4 million compared to the same period in 2002 when the Company had a net loss of $2.4 million

The following table sets forth certain unaudited financial information for the Company for each of the last eight quarters (in thousands):

                                                   2002                                                     2003
                                                   ----                                                     ----
                                                                            By Quarter
                            --------------------------------------------------------------------------------------------------------
                                First        Second         Third       Fourth        First         Second       Third      Fourth
                                -----        ------         -----       ------        -----         ------       -----      ------
Operating revenues           $   18,017    $  18,757     $  18,969    $  20,210    $   19,419     $ 22,333    $  22,619   $ 22,062
Operating (loss) income            (583)        (328)       (1,496)      (1,629)       (1,819)          79         (152)      (703)
Net loss                     $   (1,311)   $  (1,130)    $  (2,266)   $  (2,396)   $   (2,516)    $   (665)   $    (863)  $ (1,411)

FORWARD LOOKING STATEMENTS

This 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, any changes in rate levels for transportation services offered by the Company, the Company maintaining or securing sufficient liquidity to operate its business, continued support of its lenders, vendors and employees, economic recessions and severe weather.

RISKS

COMPANY LIQUIDITY

The Company's business plan for 2004 is to continue its effort to attract increased volume, increase rates and manage operating costs in order to attain profitable operations. During the first quarter of 2004, the Company has commenced new contracts with increased rates for both new and existing customers resulting in significantly improved rate levels and increased other charges over 2003 levels. However, no assurance can be made that the Company will be successful in maintaining the improved revenue levels and accomplishing its other business plans. If the Company is unsuccessful in meeting its projections, there is no assurance that financial assistance from its affiliates similar to that received in the past would be made available.

The following table adjusted for April 2004 refinancing, summarizes the Company's contractual obligations and commitments. See Notes 5, 6 and 7 of the Notes to Financial Statements for additional information regarding transactions with related parties, long-term debt and operating leases.

Contractual obligations                                       Less than                                                 More than
                                           Total               1 year             1-3 years           3-5 years          5 years
                                    ------------------------------------------------------------------------------------------------
Long-term Debt Obligations             $  37,031,292        $  1,683,953        $  2,904,312         $ 14,993,387     $ 17,449,640
Due to affiliates                          6,308,768             386,127             660,000           5,262,641
Operating Lease Obligations               99,734,763          22,764,881          38,024,356          18,598,242        20,347,284
                                        ------------         -----------         -----------          -----------      -----------
Total                                  $ 143,074,823        $ 24,834,961        $ 41,588,668         $ 38,854,270     $ 37,796,924


The Company has no commitments to make any capital purchases in 2004. Purchase obligations are reflected in accounts payable and accrued liabilities on the balance sheet and are not reflected in the above table. Other purchase obligations are not material.

ASSISTANCE FROM AFFILIATES

The Company has engaged and continues to engage in transactions with certain affiliates - Kadampanattu Corp., Transportation Receivables 1992, LLC and the Estate of M. P. McLean. Since inception, the Company has chartered its two ro/ro vessels from Kadampanattu Corp. under long term charters at a fixed daily price. At various times during the Company's existence the Company has borrowed funds from Kadampanattu Corp. on an unsecured basis, deferred charterhire or been forgiven charterhire. For the year ended December 31, 2003, the Company expensed $7.3 million in charterhire of which $1.1 million was paid with Series B Preferred Stock.

Kadampanattu Corp., a corporation wholly-owned by the Estate of M. P. McLean, has in previous years also advanced funds to the Company on an unsecured basis. During 2002, Kadampanattu Corp. converted $24.0 million of indebtedness, and an advance portion of the charterhire for 2003 under the long-term charters of the Company to non-convertible Series B Preferred Stock. Beginning April 1, 2003, cumulative preferential dividends accrued on the outstanding amount of the Series B preferred stock at a rate equal to 90-day LIBOR plus 350 basis points. Starting in 2004, the dividend rate will increase 25 basis points per quarter up to a maximum dividend rate of 90-day LIBOR plus 650 basis points. The notes that the Series B Preferred Stock was exchanged for were non-interest bearing until due and provided for interest on overdue amounts at a rate of 90 day Libor plus 250 basis points. The Company's Audit Committee, comprised of independent directors, and the Company's full board of directors approved this conversion.

The Company received a secured loan of approximately $5 million from an affiliate, Transportation Receivables 1992. This loan was made to the Company in May 2002. In 2004 the repayment date of such loan was extended to April 1, 2005. In addition, the same affiliate holds $2.0 million of Series A Preferred Stock. The Series A Preferred Stock, which has a liquidation preference of $2.0 million, does not bear preferential dividends but participates with the common stock on an as- converted basis in any common dividends. Shares of Series A Preferred Stock are convertible into common stock at a price of $1.02 per common share, which was a 23.3% discount off the 30-day average closing price as of March 28, 2002 of $1.33. Except where class voting is required by law, the Series A Preferred Stock votes together with the common stock as a single class, with each share of Series A Preferred Stock entitled to 35.52 votes per share Each share of Series A Preferred Stock is convertible into 100 shares of common stock. The Estate of M. P. McLean is the sole member of Transportation Receivables 1992, LLC. The Company's Audit Committee, comprised of independent directors, and the Company's full board of directors, based upon a fairness opinion from an independent entity, approved all transactions with Transportation Receivables 1992, LLC.

The Estate of M. P. McLean, or its affiliates, owns approximately 50.5% of the outstanding shares of the Company's Common Stock and 100% of the Series A Preferred Stock, resulting in 53.8% of the voting stock of the Company. Upon conversion of the Series A Preferred Stock the Estate of M. P. McLean would control approximately 58.8% of the voting interest. In addition, it owns 100% of the common stock of Kadampanattu Corp. John D. McCown, Chairman and Chief Executive Officer of the Company, is a co-executor of the Estate of M. P. McLean. No assurance can be made that the Estate of M. P. McLean, or other affiliate will provide additional support to the Company. John D. McCown and William G. Gotimer, Jr. are officers and directors of Kadampanattu Corp. M. P. McLean, Jr., a director of the Company, is a director of Kadampanattu Corp.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the application of certain accounting policies, many of which requires the Company to make estimates and assumptions about future events and their impact on amounts reported in these financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

Revenue Recognition. Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period; commonly referred to as the "percentage of completion" method. Voyage expenses are recognized as incurred.

Useful Life and Salvage Values. The Company reviews the selections of estimated useful lives and salvages values for purposes of depreciating its property and equipment. Depreciable lives of property and equipment range from 2 to 40 years. Estimates of salvage value at the expected date of trade-in or sales are based on the expected values of equipment at the time of disposal. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and ultimately, the gain or losses on the disposal of the asset.

Impairment Of Long-Lived Assets. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected operating cash flows, replacement costs of such assets, business plans and overall market conditions. The Company determines undiscounted projected net operating cash flows and compares it to the carrying value. In the event that impairment occurred, the Company would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. The Company estimates fair value primarily through the use of third party valuations. In 2001, the Company recorded an impairment charge on the Company's TBC barges amounting to approximately $3.8 million. There were no impairments in 2002 or 2003.

Uncollectible Accounts. The Company records an allowance for doubtful accounts primarily based on historical uncollectible amounts. The Company also takes into account known factors surrounding specific customers and overall collection trends. The Company's process involves performing ongoing credit evaluations of customers, including the market in which they operate and the overall economic conditions. The Company continually reviews historical trends and makes adjustments to the allowance for doubtful accounts as appropriate. The Company's allowance for doubtful accounts totaled $683,914 and $895,772 as of December 31, 2003 and 2002, respectively. The change in the allowance for doubtful accounts from 2002 to 2003 resulted primarily from improved market condition with respect to the Puerto Rico trade.

Income taxes. Generally accepted accounting principles require that the Company record a valuation allowance against deferred tax assets, if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. Due to the Company's history of unprofitable operations, the Company has not recognized any of this net deferred tax asset. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income.

It is possible, however, that the Company could operate in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net deferred tax asset, including deferred tax assets associated with net operating loss carryforwards ("NOL"). Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 38% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although cash tax payments would remain unaffected until the benefit of the NOL is utilized.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with less management judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See the Company's audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

NEW ACCOUNTING PRONOUNCEMENTS.

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities," ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring") ("Issue 94-3"). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in Statement 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, Statement 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. Statement 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of Statement 146 are ffective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement 146 did not have a material impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The Company is currently evaluating the impact, if any on the Company's financial position, liquidity, or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after September 30, 2003, except as stated within the statement, and should be applied prospectively. SFAS No. 149 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable noncontrolling (minority) interests which on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. For its debt instruments, a change in interest rates affects the amount of interest expense incurred.



The Company has no interest rate swap agreements at December 31, 2003.


Expected Fiscal Year of Maturity at December 31, 2003, adjusted for the April 2004 refinancing (Dollars in Thousands)

                                          2004             2005            2006         2007           2008         Thereafter
                                          ----             ----            ----         ----           ----         ----------
Fixed Rate                             $ 1,178          $ 1,178         $ 1,178      $ 1,178         $1,178          $17,450
Average Interest Rate                    6.73%            6.73%           6.73%        6.73%          6.73%            6.73%

Variable Rate                            $ 506             $ 77           $ 471      $12,637
Average Interest Rate                    7.28%            7.28%           7.28%        7.28%

Item 8.  Financial Statements and Supplementary Data

TRAILER BRIDGE, INC.

Financial Statements for each of the Three Years in the Period Ended December 31, 2003 and Independent Auditors'
Reports


Independent Auditors' Report



Board of Directors and Stockholders
Trailer Bridge, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheet of Trailer Bridge, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. We have also audited the financial statement schedule listed in the accompanying index for the year ended December 31, 2003. These financial statements and the accompanying schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailer Bridge, Inc. at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                           BDO Seidman, LLP

Miami, Florida
March 26, 2004, except for Notes
2, 5 and 6(B), which are as of
April 23, 2004

Independent Auditors' Report



Board of Directors and Stockholders
Trailer Bridge, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheet of Trailer Bridge, Inc. (the "Company") as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. Our audits also included the financial statement schedule for the years ended December 31, 2002 and 2001 listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Trailer Bridge, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the years ended December 31, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations. This matter raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the financial statements, the accompanying 2002 balance sheet has been restated to reclassify borrowings under its revolving credit facility, which were previously reported as long-term debt, as a current liability.




DELOITTE & TOUCHE LLP
Certified Public Accountants
Jacksonville , Florida
April 12, 2003 (April 23, 2004 as to the effects of the restatement described in Note 6)

                              TRAILER BRIDGE, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                                                          December 31,
                                                                                                              2002
                                                                                December 31,             (As restated-
                                                                                    2003                  See Note 6)
                                                                              ----------------          ----------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                 $     424,961              $  2,144,887
      Trade receivables, less  allowance for doubtful
           accounts of $683,914 and $895,772                                       11,019,375                 9,928,915
      Other receivables                                                                16,888                    17,040
      Prepaid expenses                                                              1,856,451                 1,939,032
                                                                              ----------------          ----------------
           Total current assets                                                    13,317,675                14,029,874

Property and equipment, net                                                        46,768,813                50,076,776
Other assets                                                                        1,175,454                 1,299,031
                                                                              ----------------          ----------------
TOTAL ASSETS                                                                    $  61,261,942              $ 65,405,681
                                                                              ================          ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                          $   8,502,286              $  6,980,180
      Accrued liabilities                                                           4,038,388                 3,679,382
      Current portion of long-term debt                                             1,683,953                 9,034,158
      Current portion of due to affiliates                                            386,127
      Unearned revenue                                                                747,544                   788,020
                                                                              ----------------          ----------------
           Total current liabilities                                               15,358,298                20,481,740

Due to affiliates                                                                   5,922,641                 5,264,627
Long-term debt, less current portion                                               35,347,339                30,659,786
                                                                              ----------------          ----------------
TOTAL LIABILITIES                                                                  56,628,278                56,406,153
                                                                              ----------------          ----------------

Commitments and Contingencies

Stockholders' Equity:
      Convertible Preferred stock Series A, $.01 par value, 1,000,000 shares authorized; 19,550 shares issued and outstanding
            (liquidation value $2,000,000)                                          1,920,835                 1,920,835
      Preferred stock Series B, $.01 par value, 1,000,000 shares authorized; 24,000 shares issued and outstanding
            (liquidation value $24,000,000)                                        23,027,857                22,047,112
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,783,235 and 9,777,500 shares issued and
           outstanding                                                                 97,832                    97,775
      Additional paid-in capital                                                   42,404,394                42,388,577
      Subscribed preferred stock series B                                                   -                (1,073,352)
      Deficit                                                                     (62,817,254)              (56,381,419)
                                                                              ----------------          ----------------
           TOTAL STOCKHOLDERS' EQUITY                                               4,633,664                 8,999,528
                                                                              ----------------          ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  61,261,942              $ 65,405,681
                                                                              ================          ================


See accompanying summary of accounting policies and notes to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER  31, 2003, 2002 AND 2001

                                                                         2003                   2002                2001
                                                                   ------------------    ------------------- --------------------
    OPERATING REVENUES                                                  $ 86,433,985           $ 75,953,616         $ 82,133,530
    OPERATING EXPENSES:
       Salaries, wages, and benefits                                      15,835,917             15,218,526           17,615,602
       Rent and purchased transportation:
          Related party                                                    7,336,500              7,336,500            7,336,500
          Other                                                           24,435,491             21,587,340           27,054,029
       Fuel                                                                8,965,680              7,396,815           10,751,623
       Operating and maintenance (exclusive of depreciation
          shown separately below)                                         21,743,396             17,840,809           25,220,297
       Taxes and licenses                                                    706,303                602,742            1,122,191
       Insurance and claims                                                2,988,770              3,036,622            2,650,245
       Communications and utilities                                          508,228                577,320              677,243
       Depreciation and amortization                                       3,392,742              3,383,002            4,928,489
       (Gain) loss on sale of equipment                                      (27,961)              (101,862)             160,692
       Other operating expenses                                            3,144,385              3,112,174            5,984,223
       Asset impairment                                                            -                      -            3,820,421
       Restructuring expenses                                                      -                      -            1,054,410
                                                                   ------------------    ------------------- --------------------
                                                                          89,029,451             79,989,988          108,375,965
                                                                   ------------------    ------------------- --------------------
    OPERATING LOSS                                                        (2,595,466)            (4,036,372)         (26,242,435)

    NONOPERATING EXPENSE:
       Interest expense and other, net                                    (2,859,624)            (3,063,096)          (3,199,630)
                                                                   ----------------------------------------- ----------------------

    LOSS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES                      (5,455,090)            (7,099,468)         (29,442,065)

    (PROVISION) BENEFIT FOR INCOME TAXES                                           -                 (3,305)              22,129

                                                                   ------------------    ------------------- --------------------
    NET LOSS                                                              (5,455,090)            (7,102,773)         (29,419,936)

    ACCRETION OF PREFERRED STOCK DISCOUNT                                   (980,745)              (643,871)                   -

    UNDECLARED CUMULATIVE DIVIDEND                                          (846,385)                     -                    -

                                                                   ------------------    ------------------- --------------------
    NET LOSS ATTRIBUTABLE TO                                            $ (7,282,220)          $ (7,746,644)       $ (29,419,936)
       COMMON SHARES
                                                                   ==================    =================== ====================

    PER SHARE AMOUNTS:

    NET LOSS PER SHARE (BASIC AND DILUTED)                                   $ (0.74)               $ (0.79)             $ (3.01)
                                                                   ==================    =================== ====================

    WEIGHTED AVERAGE
       SHARES OUTSTANDING                                                  9,778,391              9,777,500            9,777,500
                                                                   ==================    =================== ====================


            See accompanying summary of accounting policies and notes
                            to financial statements

TRAILER BRIDGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

                                              Preferred Stock Series A      Preferred Stock Series B               Common Stock
                                           ------------------------------  --------------------------------  -----------------------
                                               Shares          Amount       Shares         Amount            Shares       Amount
                                               ------          ------       ------         ------            ------       ------

Balance, January 1, 2001                            -     $         -            -     $          -         9,777,500   $   97,775

   Capital contribution from charter
   hire relief

   Net Loss
                                           ------------------------------  -----------------------------  --------------------------

Balance, December 31, 2001                          -               -            -                -         9,777,500       97,775

   Issuance of preferred stock Series
   A, net of issuance costs                    19,550       1,920,835

   Issuance of preferred stock Series B                                     24,000       21,403,241

   Accretion of preferred stock discount                                                   643,871

   Net Loss
                                           ------------------------------  -----------------------------  --------------------------

Balance, December 31, 2002                     19,550       1,920,835       24,000       22,047,112         9,777,500       97,775

   Accretion of preferred stock discount                                                    980,745

   Options exercised                                                                                            5,735           57

   Satisfaction of preferred stock series
   B subscription with related party
   vessel services

   Net Loss
                                           ------------------------------  -----------------------------  --------------------------

Balance, December 31, 2003                     19,550     $ 1,920,835       24,000     $ 23,027,857         9,783,235   $   97,832
                                           ==============================  =============================  ==========================


            See accompanying summary of accounting policies and notes
                            to financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

                                                                                    Subscribed
                                                                                 Preferred Stock
                                       Additional Paid-In                            Series B
                                           Capital                Deficit            Receivable             Totals
                                       ----------------------------------------  ----------------------------------------

Balance, January 1, 2001                  $ 37,982,818        $ (19,214,839)       $          -         $    18,865,754

 Capital contribution from charter
  hire relief                                1,809,000                                                        1,809,000

   Net Loss                                                     (29,419,936)                                (29,419,936)
                                       -------------------  -------------------  ------------------- --------------------

Balance, December 31, 2001                  39,791,818          (48,634,775)                  -              (8,745,182)

 Issuance of preferred stock Series
  A, net of issuance costs                                                                                    1,920,835

 ssuance of preferred stock Series B         2,596,759                               (1,073,352)             22,926,648

 Accretion of preferred stock discount                             (643,871)                                          -

 Net Loss                                                        (7,102,773)                                 (7,102,773)
                                       -------------------  -------------------  ------------------- --------------------

Balance, December 31, 2002                  42,388,577          (56,381,419)         (1,073,352)              8,999,528

 Accretion of preferred stock discount                             (980,745)                                          -

 Options exercised                              15,817                                                           15,874

 Satisfaction of preferred stock
  series B subscription with
  related party vessel services                                                       1,073,352               1,073,352

 Net Loss                                                        (5,455,090)                                 (5,455,090)
                                       -------------------  -------------------  ------------------- --------------------

Balance, December 31, 2003                $ 42,404,394        $ (62,817,254)       $          -         $     4,633,664
                                       ===================  ===================  =================== ====================



            See accompanying summary of accounting policies and notes
                            to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

                                                             December 31,      December 31,      December 31,
                                                                 2003              2002              2001
                                                            ----------------  ---------------- ------------------
Operating activities:
Net loss                                                     $ (5,455,090)      $(7,102,773)      $(29,419,936)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                              3,392,742         3,383,002          4,928,489
     Noncash purchased transportation, related party            1,073,352         3,673,417                  -
     Asset impairment                                                   -                 -          3,820,421
     Provision for doubtful accounts                            1,687,894           981,637          4,737,308
     (Gain)Loss on sale of fixed assets                           (27,961)         (101,862)           160,692
     Loss on derivative instruments                                     -                 -             35,952
     Loss on trading securities                                         -            10,527                  -
     Proceeds from sale of trading securities                           -            50,876                  -
Stock received in demutualization of
     Insurance carrier                                                  -                 -            (61,403)
Decrease (increase) in:
     Trade receivables                                         (2,778,354)         (362,689)          (201,936)
     Other receivables                                                152            17,232             69,999
     Due from affliliate                                                -                 -              2,007
     Prepaid expenses                                              82,581          (680,907)           414,992
     Other Assets                                                       -           159,194            117,834
Increase (decrease) in:
     Accounts payable                                           1,522,105        (2,642,035)         2,128,041
     Accrued liabilities and related party charterhire          1,469,943        (1,045,066)         1,690,682
     Unearned revenue                                             (40,476)          (44,878)           540,103
     Due to affiliate                                             (66,795)                -                  -

                                                          ----------------  ---------------- ------------------
Net cash provided by (used in) operating activities               860,093        (3,704,325)       (11,036,755)
                                                          ----------------  ---------------- ------------------

Investing activities:
Additions to and construction of property and equipment           (27,442)          (47,138)          (810,830)
Proceeds from sale of property and equipment                      161,881           886,424          1,152,295
Additions to other assets                                         (67,680)                -                  -
                                                          ----------------  ---------------- ------------------
          Net cash provided by investing activities                66,759           839,286            341,465
                                                          ----------------  ---------------- ------------------

Financing activities:
Proceeds from (payments on) borrowing on revolving
  line of credit                                                 (285,010)          102,623            700,580
Proceeds from (payments on) borrowing from affiliate                    -         4,940,345         (2,626,640)
Issuance of Preferred Series A Convertible Stock                        -         1,920,835                  -
Exercise of stock options                                          15,874                 -                  -
Principal payments on notes payable                            (2,377,642)       (1,827,572)        12,348,438
Principal payments under capital lease obligations                      -          (531,673)          (150,935)
Derivative instrument payment                                           -           (35,952)                 -
                                                          ----------------  ---------------- ------------------
          Net cash (used in) provided by financing
           activities                                          (2,646,778)        4,568,606         10,271,443
                                                          ----------------  ---------------- ------------------

Net (decrease) increase  in cash and cash equivalents          (1,719,926)        1,703,567           (423,847)
Cash and cash equivalents, beginning of the period              2,144,887           441,320            865,167
                                                          ----------------  ---------------- ------------------

Cash and cash equivalents, end of period                     $    424,961       $ 2,144,887       $    441,320
                                                          ================  ================ ==================

            See accompanying summary of accounting policies and notes
                            to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS CONTINUED
YEARS ENDED  DECEMBER 31, 2003, 2002 and 2001



Supplemental cash flow information and non-cash investing and financing activities:


                                                                   2003              2002               2001
                                                                   ----              ----               ----

Cash paid for state income taxes                                $          -      $       2,875     $       3,275
                                                              ===============   ================   ===============
Cash paid for interest                                             2,515,630          3,596,847         2,374,819
                                                              ===============   ================   ===============
Satisfaction of preferred Stock Series B
Subscription with related partyy vessel services                   1,073,352                  -                 -
                                                              ===============   ================   ===============
Conversion of subordinated debt with related party                                   22,926,648
                                                              ===============   ================   ===============
Equipment acquired under capital lease agreement                           -            375,006           217,945
                                                              ===============   ================   ===============
Capital contribution from related party debt forgiveness        $          -      $           -     $   1,809,000
                                                              ===============   ================   ===============

           See accompanying summary of accounting policies and notes
                            to financial statements

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment - Property and equipment is carried at cost. Property and equipment are depreciated to their estimated salvage values on a straight-line method based on the following estimated useful lives:

                                                              Years
                                                              -----
Buildings and structures                                       40
Office furniture and equipment                                6-10
Freight equipment                                             4-30
Leasehold improvements                                        2-12

Tires on revenue equipment purchased are capitalized as part of the equipment cost and depreciated over the life of the vehicle. Replacement tires are expensed when placed in service.

Leasehold improvements and equipment under capital leases are amortized over the lesser of the estimated lives of the asset or the lease terms. Maintenance and repairs which do not materially extend useful life and minor replacements are expensed as incurred.

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

Had goodwill been accounted for under SFAS No. 142 for the year ended December 31, 2001, which provides for the non-amortization of goodwill, net loss would have been as follows:

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                            2001
                                                    ------------------
Reported net loss                                     $   (29,419,936)
Add back goodwill amortization                                 42,881
                                                    ------------------

Proforma adjusted net loss                            $   (29,377,055)
                                                    ==================


Net loss per share
       basic and diluted, as reported                 $         (3.01)
                                                    ==================
Net loss per share
       basic and diluted, as adjusted                 $         (3.00)
                                                    ==================


Other Assets - Other assets consist mainly of debt issuance costs which are amortized on a straight-line basis over the life of the associated debt which approximates the interest method.

Derivative Instrument - At times, the Company may use interest rate swap agreements to manage its exposure to changes in interest rates. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 and SFAS No. 149, derivatives are carried at fair value and the changes in the fair value of the derivative are recognized in earnings. No such transactions occurred in 2003 and 2002.

Revenue Recognition and Classification - Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period; commonly referred to as the "percentage of completion" method. Voyage expenses are recognized as incurred. Demurrage and charterhire revenue are included in the Company's revenues. Demurrage is a charge assessed for failure to return empty freight equipment on time. Charter hire is rental revenue for vessels not in use in a liner service.

Income Taxes - Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or all of the deferred tax asset will not be realized.

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing earnings applicable to common shareholders by the weighted- average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Stock-Based Compensation - In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue to account for its employee stock compensation plans under Accounting Principles Board ("APB") Opinion No. 25, with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. In December 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

Pursuant to the above disclosure requirement, the following table provides an expanded reconciliation for all periods presented that adds back to reported net loss the recorded expense under APB 25, net of related income tax

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

effects, deducts the total fair value expense under SFAS 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

                                                                      2003               2002                2001
                                                                      ----               ----                ----

Net loss, as reported                                               $ (5,455,090)      $ (7,102,773)       $ (29,419,936)
Total stock-based employee compensation cost included in the determination of net loss, net of related tax effects

Total stock-based employee compensation
   cost determined under fair value method
   for all awards, net of related tax effects                           (496,322)          (979,380)            (944,542)
                                                                 ----------------   ----------------   ------------------

Net loss, pro forma                                                 $ (5,951,412)      $ (8,082,153)       $ (30,364,478)
                                                                 ================   ================   ==================

Loss per common share:
Basic and diluted, as reported                                      $      (0.74)      $      (0.79)       $       (3.01)
Basic and diluted, pro forma                                        $      (0.80)      $      (0.89)       $       (3.11)


The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The following assumptions were applied in determining the pro forma compensation cost:

Years ended December 31                           2002
                                                  ----

Risk-free interest rate                           5.13%
Expected dividend yield                            0%
Expected option life                             7 years
Expected stock price volatility                  91.38%


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

New Accounting Standards - In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities," ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring") ("Issue 94-3"). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in Statement 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, Statement 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. Statement 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement 146 did not have a material impact on the Company's financial statements.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The Company is currently evaluating the impact, if any on the Company's financial position, liquidity, or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after September 30, 2003, except as stated within the statement, and should be applied prospectively. SFAS No. 149 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable non-controlling (minority) interests which on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

Reclassifications - Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with the presentation adopted in 2003.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

2. LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company operated in a trade lane that was characterized by significant over capacity and fierce competition from 1998 until mid-2002. The over capacity and competition resulted in significant and prolonged rate decreases throughout that period. Similarly, the Company's ability to pass on certain expenses to customers, through surcharges and other customer charges was severely hampered due to competition. As a result, during the years ended December 31, 2003, 2002 and 2001, the Company incurred net losses attributable to common shares of $7,282,220, $7,746,644 and $29,419,936, respectively, had cash flows from (used by) operating activities of $860,093, $(3,704,325) and $(11,036,755), respectively and had a working capital deficiency of $2,040,623 and $6,451,866 at December 31, 2003 and 2002,
respectively. As of December 31, 2003, the Company had $13,689,743 due to banks and $6,308,768 due to related parties.

The Company's continuation as a going concern was dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. With the realignment of capacity and demand in the trade lane, 2003 resulted in a redistribution of freight volume and increased volume and capacity utilization to the Company. During the fourth quarter of 2003 the Company began to increase customer rates and surcharges. In addition to the revenue increases, the Company also implemented several changes to reduce cost. The most notable changes were made in purchased transportation, healthcare costs and fuel expense. During the fourth quarter of 2003, the Company began utilizing lower cost rail transportation in certain lanes effectively lowering unit cost per mile of inland transportation. Based upon the foregoing, the Company believes that it will be able to maintain its increased vessel capacity utilization at these increased rates. The Company believes that if planned revenue levels can be maintained, successful operations is expected. However no assurance can be made that the Company will be successful in maintaining the improved revenue levels and accomplishing its other business plans.

At December 31, 2003, the Company had $13.1 million due to a bank under its senior credit facility, which was scheduled to expire January 31, 2004. In April 2004, after receiving extensions from its then existing senior lender, the Company refinanced this bank debt with a new senior lender. The new bank debt consists of a revolving line of credit in the amount of $20.0 million and a term loan in the amount of $3.0 million, both of which are due in April 2007. The new bank debt provides for interest at prime plus 1.5% for the revolving line of credit and prime plus 7.5% for the term loan and is payable monthly. The revolving line of credit is subject to a borrowing base calculation but requires the bank to maintain a minimum availability of $2,000,000. The borrowing base is based on a percentage of eligible accounts receivable and revenue equipment, as defined. On April 23, 2004, the Company received the proceeds of a $3.0 million term loan and borrowed $11.0 million under the credit facility against a borrowing base of $14.5 million. Both obligations are secured by net receivables of $13.2 million and revenue equipment of $13.8 million. As of December 31, 2003, the former senior credit facility was secured by net receivables of $11.0 million and revenue equipment of $14.3 million. Related party debt in the amount of $4.9 million has been rescheduled from October 2004 to May 2007. Additionally, related party debt in the amount of $1.0 million due in 2004 has been rescheduled for monthly principal payments commencing January 2005. Commencing March 1, 2004 the Company's affiliate, Kadampanattu Corp., has agreed to defer $1.0 million of charter hire to be paid by the Company in 2004. This deferred amount is payable in 36 monthly payments commencing January 2005. These factors along with increased rates and market

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

share, are expected to allow the Company to meet its working capital requirements in 2004 and through December 31, 2005. The Company's business plan does not require the full utilization of the revolving credit facility.


3. RESTRUCTURING EXPENSES

In the quarter ended December 31, 2001, the Company recorded restructuring expenses of $1,054,410 from continuing operations, resulting from the decision to discontinue its weekly Northeast service between Newark, New Jersey and San Juan, Puerto Rico. The restructuring charge was comprised of the following:

Fixed asset impairments                                              $ 380,550
Remaining lease obligations and penalties                              599,074
Employee severance and termination benefit costs                        74,786
                                                               ----------------

                                                                   $ 1,054,410
                                                               ================


The Company implemented its restructuring plan during 2002. As part of its restructuring plan, the Company terminated 17 employees working in the Northeast service operation in January 2002. The actions to complete the exit plan consisted primarily of completing the off-hire of approximately 619 leased trailers.

At December 31, 2002 $150,000, was included in accrued liabilities, representing the portion of the charges not yet expended.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consist of the following:

                                                                        2003                    2002
                                                                        ----                    ----
Land                                                               $     504,703           $     504,703
Freight equipment                                                     62,974,932              63,263,165
Office furniture and equipment                                         3,248,186               3,248,186
Buildings and structures                                               2,585,378               2,578,361
Leasehold improvements                                                 1,894,546               1,894,546
                                                                   ----------------        ----------------
                                                                      71,207,745              71,488,961
less accumulated depreciation and amortization                       (24,438,932)            (21,412,185)
                                                                   ----------------        ----------------

                                                                   $  46,768,813           $  50,076,776
                                                                   ================        ================

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Depreciation and amortization expense on property and equipment was $3,392,742, $3,383,002 and $4,885,608 in 2003, 2002 and 2001, respectively.

In the fourth quarter of 2001, the Company determined that certain vessels were impaired and recorded an impairment loss of $3,000,000 based upon independent appraisals of the vessels. Additionally, in the fourth quarter of 2001, the Company recorded an impairment loss of approximately $99,000 relating to damaged trailers.

5. TRANSACTIONS WITH RELATED PARTIES

The Company leases two roll-on/roll-off barge vessels and the use of a ramp system in San Juan, Puerto Rico from an affiliate under operating lease agreements. Certain stockholders of the affiliate are also principal stockholders of the Company. The lease payments are $10,050 per day for each vessel. The leases expire September 1, 2010. The leases provide the Company the option to extend the leases through September 1, 2018 for total payments of $11,000 per vessel per day or, alternatively, the Company may purchase the vessels at their then fair market values. Total lease expense under these leases from affiliate totaled $7,336,500, $7,336,500 and $7,336,500 in 2003, 2002 and
2001, respectively. During 2001, the Company was provided $1,809,000 in charter hire relief that was recorded as a capital contribution. In addition, the Company deferred certain charter hire payments to the affiliate for the remainder of 2001. All deferred charter hire payments were recorded as an increase in due to affiliates.

The Company received net cash advances from an affiliate totaling $989,436, $461,468 and $4,226,188 in 2003, 2002 and 2001, respectively. These advances were used to meet the Company's cash flow requirements. The amount outstanding was $989,436 as of December 31, 2003 and there were no such amounts outstanding as of December 31, 2002. These advances are scheduled to be repaid beginning January 2005 and accordingly have been classified as non-current liabilities.

During 2002, the Company issued to an affiliate $24 million before discount of non-convertible preferred stock Series B as payment for indebtedness, amounts deferred under the long-term charters of the Company and an advance portion of the 2003 charterhire.

The Company received net advances of $121,500, $203,877 and $60,750 from an officer in 2003, 2002 and 2001, respectively. Such advances were used to meet the Company's cash flow requirements. Such advances totaled $386,127 and $264,627 at December 31, 2003 and 2002, respectively and are included in the current amount due to affiliates.

In December 2001, the Company entered into a loan and security agreement with another affiliate providing for a $3 million revolving credit facility. Certain stockholders of the affiliate are also principal stockholders of the Company. The purpose of the loan was for working capital and other general corporate purposes. The Company borrowed $725,000 under the agreement in 2001, and the remaining $2.275 million in the first quarter of 2002. The note was replaced with the related party financing described below.

During the quarter ended June 30, 2002 the Company borrowed $5 million from the affiliate. The proceeds of this borrowing were used to repay the $3 million borrowed under the revolving credit agreement, and to provide $2 million in working capital. Amounts outstanding were $4,933,205 and $5,000,000 at December 31, 2003 and 2002, respectively. This borrowing accrues interest at a rate of 8.03% per annum. The maturity of these advances was extended until May 2007. In addition, the same affiliate purchased preferred convertible stock Series A for $2 million. The preferred stock Series A,

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

which has a liquidation preference of $2 million, does not bear preferential dividends but participates with the common stock on an as- converted basis in any common dividends. Shares of preferred stock Series A are convertible into common stock at a price of $1.02 per common share, which is a 23.3% discount from the 30 day average closing price as of March 28, 2002 of $1.33. Except where class voting is required by law, the preferred stock Series A votes together with the common stock as a single class, with each share of preferred Series A entitled to 35.52 votes per share. Each share of Series A Preferred Stock is convertible into 100 share of common stock.

In connection with the Company's debt which was due in 2004 the Company, on April 23, 2004, refinanced substantially all of the debt. In this connection, related party debt in the amount of $4.9 million has been rescheduled from October 2004 to May 2007. Additionally, related party debt in the amount of $1.0 million due in 2004 has been rescheduled for monthly principal payments commencing January 2005. Commencing March 1, 2004 the Company's affiliate, Kadampanattu Corp., has agreed to defer $1.0 million of charter hire to be paid by the Company, in 2004. This deferred amount is payable in 36 monthly payments commencing January 2005.


6. LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2003 and 2002:

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                               2003                     2002
                                                                                               ----                     ----
Ship-financing bonds and notes (Title XI) maturing on March 30, 2023; payable in semi-annual installments of principal and interest; interest is fixed at 6.52%;
collateralized by vessels with a carrying value of $15,564,877 at December
31,2003; amount is guaranteed by The United States of America under the Title XI
Federal Ship Financing Program                                                              $ 14,524,722             $ 14,887,840

Ship-financing bonds and notes (Title XI) maturing on September 30, 2022;
payable in semi-annual installments of principal and interest; interest is fixed at 7.07%; collateralized by vessels with a carrying value of $10,092,477 at
December 31, 2003; amount is guaranteed by The United States of America under
the Title XI Federal Ship Financing Program                                                    8,816,827                9,042,900

Term loan under $29 million credit facility maturing January 31, 2004; payable in quarterly installments of principal and interest; interest at a rate of 4.25%
above the 30-day dealer commercial paper rate (1.00% as of 12/31/2003 and 1.28%
at 12/31/2002); collateralized by trailers with a carrying value of $14,288,555
at December 31, 2003 (See Note 6B)                                                             7,285,714                9,000,000

Revolving line of credit under $29 million credit facility; interest at a rate of 3.75% above the 30-day dealer commercial paper rate (1.00% as of 12/31/2003 and 1.28% at 12/31/2002);collateralized by accounts receivable. Matures 2004
(See Note 6B)                                                                                  5,779,481                6,064,490

Note payable to bank maturing October 2006; payable in monthly installments of principal and interest; interest at a rate of 2.00% above 30-day LIBOR rate
(1.12% at December 31, 2003 and 1.42% at December 31, 2002); collateralized by land and buildings and structures with a carrying value of $2,035,864 at
December 31, 2003 (guaranteed by an affiliate)                                                   624,548                  698,714
                                                                                    ---------------------     --------------------
                                                                                              37,031,292               39,693,944
Less current portion
                                                                                              (1,683,953)              (9,034,158)
                                                                                    ---------------------     --------------------
                                                                                            $ 35,347,339             $ 30,659,786
                                                                                    =====================     ====================

(A) SHIP FINANCING BONDS AND NOTES
During the three months ended September 30, 2002 the Company rescheduled its principal payments under each of its two Title XI bond issues. The Company had previously rescheduled the principal payments of $210,300 and $338,360, respectively, due on each of its Title XI bonds issues September 30, 2001 and March 31, 2002 for payment on September 30, 2002 and March 31, 2003. This resulted in total scheduled principal payments of the Company's two title XI issues of $420,000 and $676,720, respectively, for both September 30, 2002 and March 31, 2003. During the three months ended September 30, 2002, the Company rescheduled the full double principal payments due September 30, 2002 and one half of the double principal payments due March 31, 2003. As a result, commencing March 30, 2003, these rescheduled principal payments will be paid equally over the remaining scheduled principal payment period of each title XI issue. As rescheduled, the Company's semi-annual principal payments increased to $226,073 and $363,118 through September 30, 2022 and March 30, 2023, respectively. In March of 2003, the Company rescheduled the March 2003 payment to be added to the March 2004 payment. In the first quarter of 2004, the Company received approval to reschedule principal payments over the remaining life of each Title XI issue. As rescheduled, the Company's semi-annual principal payments shall increase to $232,022 and $372,429 respectively. As of December 31, 2003, the Company is in default of the financial covenants contained in the Title XI debt agreements and as a result is prohibited from certain financial activities that would impact the financial position of the Company

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

including withdrawing capital, redeeming common stock, paying dividends or making loans and investments in securities of any affiliate. The Company is in compliance with these financial restrictions and as a result, the debt continues to be classified as long term. The bonds are guaranteed by The United States of America under the Title XI Federal Ship Financing Program.

(B) TERM LOAN AND REVOLVING LINE OF CREDIT
In December 2000, the Company entered into a $29 million loan and security agreement consisting of a $15 million revolving credit facility, a $12 million term loan and a $2 million capital expenditure loan. The revolving credit facility is limited to 85% of eligible accounts receivable plus 75% of eligible accrued receivables, as defined in the agreement (as amended), not to exceed $15 million. Additional borrowings available under the revolving credit facility and the capital expenditure loan at December 31, 2003 amounted to approximately $13,143. Subsequent to the issuance of the Company's 2002 financial statements the Company determined that the borrowings under its revolving line of credit should be classified as current in accordance with Emerging Issues Task Force No. 95-22. As a result, the Company has restated the December 31, 2002 balance sheet to reclassify the borrowings of $6,064,490 under its revolving line of credit, which were previously reported as long-term debt, as current liabilities.

The loan and security agreement contains certain restrictive covenants, including, but not limited to, requirements to maintain tangible net worth, as defined in the credit agreement, and a fixed charge coverage ratio. As of December 31, 2003, the Company had $5.8 million drawn under the credit facility against a borrowing base of $7.8 million, less a $2.0 million reserve, that is secured by net receivables of $11.0 million.

At December 31, 2003, the Company had $13.1 million due to a bank under its senior credit facility, which was scheduled to expire January 31, 2004. In April 2004, after receiving extensions from its then existing senior lender, the Company refinanced this bank debt with a new senior lender. The new bank debt consists of a revolving line of credit in the amount of $20.0 million and a term loan in the amount of $3.0 million, both of which are due in April 2007. The new bank debt provides for interest at prime plus 1.5% for the revolving line of credit and prime plus 7.5% for the term loan and is payable monthly. The revolving line of credit is subject to a borrowing base calculation but the bank requires the Company to maintain a minimum availability of $2,000,000. The borrowing base is based on a percentage of eligible accounts receivable and revenue equipment, as defined. On April 23, 2004, the Company received the proceeds of a $3.0 million term loan and borrowed $11.0 million under the credit facility against a borrowing base of $14.5 million. Both obligations are secured by net receivables of $13.2 million and revenue equipment of $13.8 million. As of December 31, 2003, the former senior credit facility was secured by net receivables of $11.0 million and revenue equipment of $14.3 million.



Amounts refinanced have been reclassified in the balance sheet in accordance with their new terms.


Following are maturities of long-term debt at December 31, 2003 as adjusted for the April 2004, refinancing:

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

        2004                                           $    1,683,953
        2005                                                1,255,382
        2006                                                1,648,930
        2007                                               13,815,005
        2008                                                1,178,382
        Thereafter                                         17,449,640
                                                        ------------------
                                                       $    37,031,292
                                                        ==================


7. OPERATING LEASES

The Company has various operating lease agreements, principally for tug charter, office facilities, terminals and equipment. Certain of the Company's operating leases require the Company to pay additional rents based upon cargo handled. In addition, the Company is responsible for all fuel cost for its tug charter hire agreements.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003 are as follows:


              2004                                      $   22,764,881
              2005                                          22,987,224
              2006                                          15,037,132
              2007                                           9,385,753
              2008                                           9,212,489
              Thereafter                                    20,347,284
                                                     ------------------

                                                        $   99,734,763
                                                     ==================



Rent expense for all operating leases, including leases with terms of less than one year, was $22,949,572, $22,402,945 and $24,912,304 for 2003, 2002 and 2001,
respectively. Contingent rents incurred amounted to $638,000 for 2003.

8. ACCRUED LIABILITIES

Accrued liabilities consists of the following at December 31, 2003 and 2002:

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                               2003               2002
                                               ----               ----
Fringe benefits                              $  716,358        $   465,522
Marine expense                                  538,728            470,852
Salaries and wages                              395,071            382,713
Interest                                      1,100,033            755,847
Rent                                            524,958            505,281
Taxes                                           380,353            355,898
Other                                           382,887            593,269
Restructuring (See Note 3)                            -            150,000
                                        -------------------  -------------

                                            $ 4,038,388        $ 3,679,382
                                        ===================  =============


9. INCOME TAXES

The (provision) benefit for income taxes is comprised of the following for the years ended December 31, 2003, 2002 and 2001:

                                               2003                2002                2001
                                               ----                ----                ----
Current:
      Federal                              $             -     $            -      $             -
      State                                              -             (3,305)              22,129
                                        -------------------   ----------------   ------------------

                                                         -             (3,305)              22,129
                                        -------------------   ----------------   ------------------
Deferred
      Federal                                    1,818,899          2,384,509            9,960,787
      State                                        219,289            280,530            1,171,857
                                        -------------------   ----------------   ------------------

                                                 2,038,188          2,665,039           11,132,644
Valuation allowance                             (2,038,188)        (2,665,039)         (11,132,644)
                                        -------------------   ----------------   ------------------

Total income tax (provision) benefit       $             -     $       (3,305)     $        22,129
                                        ===================   ================   ==================

Income tax (provision) benefit for the years ended December 31, 2003, 2002 and 2001 differs from the amounts computed by applying the statutory Federal corporate rate to loss before income taxes. The differences are reconciled as follows:

                                                          2003                2002                 2001
                                                          ----                ----                 ----
Tax benefit at statutory Federal rate                 $ 1,859,061         $ 2,413,819         $ 10,010,301
Increase in deferred tax asset
   valuation allowance                                 (2,038,188)         (2,665,039)         (11,132,644)
Nondeductible expenses                                    (40,162)            (32,759)             (55,339)
State income taxes, net of federal benefit                219,289             280,674            1,199,811
                                                   --------------- -------------------  -------------------

Total income tax benefit (provision)                  $         -         $    (3,305)        $     22,129
                                                   =============== ===================  ===================

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

The components of the Company's net deferred tax asset at December 31, 2003 and 2002 are as follows:

                                                      2003                  2002
                                                      ----                  ----
Deferred tax assets:
    Net operating loss carry forwards              $ 30,704,715           $ 27,378,102
    Employee stock option                             3,240,895              3,240,895
    Asset impairment charge                           1,452,110              1,452,110
    Restructuring charge                                 73,237                142,880
    Goodwill                                             98,764                128,383
    Allowance for bad debts                             259,887                340,393
    Accrued vacation                                    112,702                180,076
    Other                                                 1,482                      -
                                             -------------------   --------------------

Gross deferred assets                                35,943,792             32,862,839

Deferred tax liabilities:
    Fixed asset basis                                13,256,419             12,213,654
                                             -------------------   --------------------

Gross deferred tax liabilities                       13,256,419             12,213,654

Deferred tax asset valuation allowance               22,687,373             20,649,185
                                             -------------------   --------------------

Net deferred tax asset                             $          -           $          -
                                             ===================   ====================

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The Company has recorded various deferred tax assets as reflected above. Realization is dependent on generating sufficient taxable income in future years. As a result of the net losses incurred in recent years, an increase in the valuation allowance of $2,038,188, $2,665,039 and $11,132,644 was recorded during the years ended December 31, 2003, 2002, and 2001, respectively.

At December 31, 2003, the Company had available net operating loss ("NOL") carryforwards for federal income tax purposes of $80,801,883, which expire beginning in 2007.



10. STOCKHOLDERS' EQUITY

Earnings Per Share:

Outstanding options to purchase shares of common stock of 1,315,249, 1,327,110 and 1,100,687 were excluded from the computation to arrive at diluted EPS because the options' exercise prices exceeded the average market price of the common shares for the years ended December 31, 2003, 2002 and 2001, respectively, and thus their inclusion would be antidilutive. 1,955,000 shares to be issued on conversion

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

of the Company's Series A preferred stock were excluded because their effect on basic and diluted earnings per share would be anti-dilutive.

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

Voting Rights - Except where class voting is required by law, the preferred stock Series A votes together with the common stock as a single class, with each share of preferred Series A entitled to 35.52 votes per share. Each share of Series A preferred stock is convertible to 100 shares of common stock.

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

Series B Preferred Stock:

During 2002, the Company issued 24,000 shares of preferred stock Series B to an affiliate as payment for indebtedness, amounts deferred under the long-term charters of the Company and an advance portion of the 2003 charterhire. The total issued value of preferred stock Series B was $24 million. As an increasing rate preferred stock, Series B was recorded at fair-value resulting in an initial discount of approximately $2.6 million of which approximately $.9 million will be accreted over the following period of two years and nine months and approximately $.1 million will be accreted over the following period of two years and six months. Accretion for the year ended December 31, 2002 was $643,871 and for the year ended December 31, 2003 was $980,745. A portion of the preferred stock series B was issued to pay $1.1 million of the Company's 2003 charterhire commitments to an affiliate. In 2003, the Company offset the subscription as the charterhire was used.

Dividends - Beginning April 1, 2003, cumulative preferential dividends began to accrue on the purchase price of the preferred stock Series B at a rate equal to 90-day LIBOR plus 350 basis points. Starting in 2004, the dividend rate will increase 25 basis points per quarter up to a maximum dividend rate of 90-day LIBOR plus 650 basis points. Contractual accumulated dividends on the Series B Preferred Stock amounted to $846,385 at December 31, 2003. Such Dividends have not been declared, accrued or paid.

Liquidation Preference - The preferred stock Series B has a liquidation preference of $1,000 per share, plus accumulated dividends and is pari passu with the Company's preferred stock Series A as to liquidation. The liquidation value of Series B preferred stock was $24,846,385 at December 31, 2003.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

Stock Options:

In 1997, the Company's Board of Directors and stockholders authorized the establishment of an Incentive Stock Plan (the "Plan"). The purpose of the Plan is to promote the interests of the Company and its shareholders by retaining the services of outstanding key management members and employees and encouraging them to have a greater financial investment in the Company and increase their personal interest in its continued success. The Company initially reserved 785,000 shares of common stock for issuance pursuant to the Plan to eligible employees under the Plan. In July 2000, the Board of Directors authorized an increase of 515,000 shares of common stock reserved under the Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Plan. The options vest equally over a period of five years and the maximum term for a grant is ten years.

In July 2000, the Company's Board of Directors and its stockholders authorized the establishment of the Non-Employee Director Stock Incentive Plan (the "Director Plan"). The purpose of the Director Plan is to assist the Company in attracting and retaining highly competent individuals to serve as non-employee directors. The Company has reserved 50,000 shares of common stock for issuance pursuant to the Director Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Director Plan. The exercise price per share of options granted under the Director Plan shall not be less than 100% of the fair market value of the common stock on the date of grant. Such options become exercisable at the rate of 20% per year beginning on the first anniversary date to the offering and the maximum term for a grant is ten years. As of December 31, 2003, there were 29,016 options available for grant.

A summary of the status of options under the Company's stock-based compensation plans at December 31, 2003, 2002 and 2001 is presented below:

                                              2003                        2002                         2001
                                  --------------------------  ---------------------------  --------------------------
                                                    Weighted                    Weighted                     Weighted
                                                    Average                     Average                      Average
                                                    Exercise                    Exercise                     Exercise
                                     Options         Price        Options        Price         Options        Price


Outstanding at beginning of year     1,327,110       $ 5.43       1,100,687       $ 5.95       1,100,687      $ 5.95
    Granted                                  -            -         302,000         2.88               -           -
    Exercised                           (5,735)        2.77               -            -               -           -
    Forfeited                           (6,126)        6.03         (75,577)        2.84               -           -
                                  -------------               --------------               --------------

Outstanding at end of year           1,315,249       $ 5.44       1,327,110       $ 5.59       1,100,687      $ 5.95

Grants exercisable at year-end         900,466       $ 6.65         708,588                      538,354
                                  =============               ==============               ==============

Weighted-average fair value of
 options granted during the year   $         -                 $       2.34                 $         -


TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The following table summarizes information about the outstanding options at December 31, 2003:

                                                           Weighted-Average
    Exercise                       Options                    Remaining                            Option
     Price                       Outstanding               Contractual Life                      Exercisable
-------------------     ----------------------------  ----------------------------        --------------------------

    $ 10.00                        385,500                      3.6 years                           385,500
      10.00                        105,000                      4.0 years                           105,000
       2.88                        293,933                      8.4 years                            56,794
       2.84                        351,796                      6.6 years                           210,132
       2.25                        179,020                      5.2 years                           143,040
                              --------------                                                  ---------------

                                 1,315,249                                                          900,466
                              ==============                                                  ===============


Remaining non-exercisable options as of December 31, 2003 become exercisable as follows:

         2004                                          166,097
         2005                                          130,117
         2006                                           59,285
         2007                                           59,284
                                                   ------------
                                                       414,783
                                                   ============

11. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan which covers substantially all employees in the United States. Participants are permitted to make contributions of up to 15% of their compensation not to exceed certain limits. The Company makes matching contributions to the Plan at a rate not to exceed 3% of compensation as defined. The Company contributed approximately $190,000, $138,000 and $199,000 to the Plan during 2003, 2002 and 2001.

In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $17,000, $25,000 and $25,000 to the Plan during 2003, 2002, and 2001.

In March 1998, the Board of Directors authorized an Employee Stock Purchase Plan which covers substantially all employees. The Plan allows employees to invest up to 10% of their base compensation through payroll deductions. The purchase price will be 15% less than the fair market value on the last day of the purchase period. The Company made contributions of approximately $515, $700 and $11,000 to the Plan during 2003, 2002 and 2001, respectively. In accordance with the Plan document, the Plan terminated automatically on March 1, 2003, the fifth anniversary of the Plan start date.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The Company has a Profit Sharing Plan; however, there have been no contributions to the Plan during the three years ended December 31, 2003.

12. CONTINGENCIES


The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the Company's financial statements.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Accounts Receivable and Accounts Payable- The carrying amounts of accounts receivable and accounts payable approximate fair value due to the relatively short maturities.

Notes Payable - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. The Company believes the carrying amount is a reasonable estimate of such fair value.




The contract/notional amount and estimated fair value of the Company's derivative financial instrument as of December 31, 2001 are as follows:




                                      Contract/Notional        Fair
                                          Amount              Value
                                       -------------       --------------

Interest rate swap agreement             $ 812,000         $ (35,952)



In the normal course of business, the Company uses interest rate swap agreements, to manage its interest rate risk for purposes other than trading. The Company does not use derivative financial instruments for speculative purposes. As is customary for these types of instruments, the Company does not require collateral or other security from other parties to these instruments. By their nature all such instruments involve risk, including the credit risk of nonperformance by counterparties. The interest rate swap was terminated during 2002. The Company has no interest swap agreements at December 31, 2003 and 2002.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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



15. CONCENTRATION OF GEOGRAPHIC MARKET RISK

The Company transports freight between the United States and Puerto Rico for companies in diversified industries who have operations located there. There is no one customer that comprises over 10% of the Company total revenues. The Company performs periodic credit evaluations of the customer's financial condition and generally does not require collateral. At December 31, 2003 and 2002, accounts receivable was approximately $11.0 million and $9.9 million respectively. Receivables are generally due within 45 days. Credit losses have been within management's expectations. The Company purchases its sea transportation from one vendor. The Company believes its risk is mitigated by the amount of available transportation providers in the market.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                    March 31,             June 30,          September 30,          December 31,
Quarter Ended                                         2003                  2003                 2003                 2003
                                                -----------------     -----------------    -----------------     -----------------

Operating revenues                                $  19,419,305          $ 22,333,227        $  22,619,473          $ 22,061,980
Operating income (loss)                              (1,818,678)               78,504             (152,404)             (702,888)
Net loss                                             (2,515,888)             (665,342)            (863,219)           (1,410,641)
Net loss attributable to
      common shares, as previously reported          (2,982,382)             (835,470)          (1,034,633)           (1,865,479)
Net loss attributable to
      common shares, as restated (1)                 (2,982,382)           (1,117,598)          (1,316,761)           (1,865,479)
Net loss per share -
      basic and diluted, as previously reported   $       (0.31)         $      (0.09)       $       (0.11)         $      (0.19)
Net loss per share -
      basic and diluted, as restated (1)          $       (0.31)         $      (0.11)       $       (0.13)         $      (0.19)

                                                    March 31,              June 30,          September 30,          December 31,
Quarter Ended                                         2002                  2002                 2002                  2002
                                                -----------------     -----------------    -----------------     -----------------

Operating revenues                                $  18,017,241          $ 18,756,938        $  18,969,184          $ 20,210,253
Operating loss                                         (583,428)             (328,082)          (1,495,582)           (1,629,280)
Net loss                                             (1,310,534)           (1,130,298)          (2,265,777)           (2,396,164)
Net loss attributable to
      common shares                                  (1,310,534)           (1,130,298)          (2,487,552)           (2,818,260)
Net loss per share -
      basic and diluted                           $       (0.13)         $      (0.12)       $     (0.25)2)         $      (0.29)

(1) Subsequent to the issuance of the Company's condensed financial statements for the three and nine months ended September 30, 2003 on Form 10-Q, the Company determined that net loss attributable to common shares and net loss per share should be reduced for undeclared cumulative dividends on preferred stock. Net loss attributable to common shares and net loss per share for the three months ended June 30, 2003 and September 30, 2003 have been restated to reflect the undeclared cumulative preferred stock dividends.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2003


                         Allowance for Doubtful Accounts

                               Balance at
                             Beginning of the     Charged to Costs       Deductions         Balance at end of
           Year                    year             and Expenses        (Chargeoffs)              year
           ----                    ----             ------------        ------------              ----

           2003               $   895,773           $ 1,687,893         $ (1,899,752)          $ 683,914
           2002                 1,118,083               981,637           (1,203,947)            895,773
           2001                 1,713,825             4,737,308           (5,333,050)          1,118,083


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         In 2004 the Company dismissed Deloitte & Touche LLP as its independent accountants. The decision to dismiss Deloitte & Touche LLP was recommended and approved by the Company's Audit Committee.

         The audit reports of Deloitte & Touche LLP on the financial statements of the Company as of and for the years ended December 31, 2002 and 2001 contained going concern qualifications but did not otherwise contain any adverse opinion or disclaimer of opinion, nor were they otherwise qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the two fiscal years ended December 31, 2002 and 2001, and the subsequent period through the date that Deloitte & Touche LLP was dismissed, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its report.

         None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of the Company ended December 31, 2002 and 2001 or within the subsequent interim period through the date that Deloitte & Touche LLP was dismissed, except for the following:

         Prior to the Company's dismissal of Deloitte & Touche LLP, the Company had advised Deloitte & Touche LLP of its intention to restate the December 31, 2002 balance sheet to reclassify the borrowings under its revolving line of credit, which were previously reported as long-term debt, as current liabilities in accordance with Emerging Issues Task Force No. 95-22. The Company advised Deloitte & Touche LLP of its intention to restate the December 31, 2002 balance sheet in filing its Form 10-K for the year ended December 31, 2003. Because the underlying credit agreement was scheduled to mature in January 2004, such borrowings were classified as current in the interim financial statements included in the Company's quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2003; June 30, 2003; and September 30, 2003.

         Deloitte & Touche LLP concurred with the Company's proposal regarding the treatment of the revolving line of credit prior to Deloitte & Touche LLP's dismissal. The Company's audit committee did not discuss this matter with Deloitte & Touche LLP. The Company authorized Deloitte & Touche LLP to respond fully to inquiries of the Company's successor accountant, BDO Seidman LLP, concerning this matter.

Item 9A. Controls And Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Trailer Bridge, Inc.'s disclosure controls and procedures are effective.

(b) There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

         Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth information about the Company's equity compensation plans.


                                                  Equity Compensation Plan Information

                                                   (a)                       (b)                              (c)
                                         Number of securities to       Weighted-average        Number of securities remaining
                                         be issued upon exercise of    exercise price of       available for future issuance under
                                         outstanding options,          outstanding options,    equity compensation plans (excluding
         Plan Category                   warrants and rights           warrants and rights     securities reflected in column (a)
--------------------------------------   -------------------------     ---------------------   -------------------------------------

Equity compensation plans appoved by                 1,315,249           $          5.44                          29,016
securities holders                       -------------------------     ---------------------   -------------------------------------

Equity compensation plans not appoved
by securities holders                    -------------------------     ---------------------   -------------------------------------

               Total                                 1,315,249                    $ 5.44                          29,016
                                         =========================     =====================   =====================================

         Incorporated by Reference

         The information called for by Item 10 -- "Directors and Executive Officers of the Registrant", Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management", Item 13 -- "Certain Relationships and Related Transactions" and Item 14 "Principal Accountant Fees and Services" is incorporated herein by this reference to the Company's definitive proxy statement for its annual meeting of stockholders scheduled to be held in May 2004, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents Filed as Part of this Report

         1. Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2003, 2002 and 2001.

                  All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements and notes thereto in Item 8.

         2. Exhibits.


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

   3.1.3(12)    Certificate of Designations of Series B Preferred Stock

   3.1.4(12)    Amendment No. 1 to Certificate of Designations of Series B
                Preferred Stock

   3.1.5(12)    Amendment No. 2 to Certificate of Designations of Series B
                Preferred Stock

   3.2(1)       Form of Amended and Restated Bylaws of the Registrant

   4.1 See Exhibits 3.1.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

   10.1(1)# Form of Indemnification Agreement with Directors and Executive Officers

   10.2(1)      Bareboat Charter Party dated February 1992

   10.2.1(1)    Amendment to Bareboat Charter Party dated December 31, 1994

   10.2.2(1     Second Amendment to Bareboat Charter Party dated October 1995

   10.2.3(1)    Third Amendment to Bareboat Charter Party dated March 1, 1997

   10.2.4(2)    Fourth Amendment to Bareboat Charter Party dated June 30, 1997

   10.2.5(13)   Fifth Amendment to Bareboat Charter Party dated March 30, 2001

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

   10.8.16(14)  Trust Indenture, Third Supplement to Special Provisions

   10.8.17(14)  United States Government Guaranteed Ship Financing Bond,
                1997 Series, Amended and Restated April 29, 2003, in the amount of $10,515,000

   10.8.18(14)  Trust Indenture, Third Supplement to Special Provisions

   10.8.19(14)  United States Government Guaranteed Ship Financing Bond,
                1997 Series II, Amended and Restated April 29, 2003, in the amount of $16,918,000

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

   10.11.3(6)#  Trailer Bridge, Inc. Non-Employee Director Stock Incentive Plan

   10.11.4(6)#  Form of Non-Employee Director Stock Option Award Agreement

   10.12(3)     Trailer Bridge, Inc. Employee Stock Purchase Plan

   10.14(5)     Agreement with Kadampanattu Corp. re ramp expenses

   10.18(10)    Loan and Security Agreement dated as of May 10, 2002
                Between Transportation Receivables 1992, LLC as Lender and Trailer Bridge, Inc. as Borrower

   10.18.1(17)  First Amendment to Loan and Security Agreement dated as of May 10, 2002 between Transportation Receivables 1992, LLC as Lender and Trailer Bridge, Inc. as Borrower

   10.19(10)    Securities Purchase Agreement between Trailer Bridge,
                Inc. and Transportation Receivables 1992, LLC

   10.20(10)    Intercreditor Agreement, dated as of May 1, 2002 by and
                among Transportation Receivables 1992, LLC, General
                Electric Capital Corporation and Trailer Bridge, Inc.

   10.22.1(11)  Receipt for Future Advance and Mortgage and Mortgage Note
                Modification, Consolidation and Extension Agreement dated as of May 23, 2002 between Trailer Bridge, Inc., as Mortgagor, and Transportation Receivables 1992, LLC, as Mortgagee (as assignee of the Estate of M. P. McLean)

   10.22.2(17)  Amended and Restated Consolidated Promissory Note dated
                April 23, 2004 in the amount of $5,000,000 from Trailer Bridge, Inc. to Transportation Receivables 1992, LLC

   10.23(11)    Registration Rights Agreement dated as of May 23, 2002 between
                Trailer Bridge, Inc. and Transportation Receivable 1992, LLC

   10.24(13)#   Employment Agreement dated as of April 5, 2002 between Trailer
                Bridge, Inc. and William G. Gotimer, Jr.

   10.25.1(17)  Loan and Security Agreement dated as of April 23, 2004 by and among Trailer Bridge, Inc., as Borrower, and `Congress Financial Corporation (Florida), as Agent, and the Lenders from time to time party hereto, as Lenders

   10.25.2(17)  Intercreditor and Subordination Agreement dated April 23,
                2004 by and between Congress Financial Corporation (Florida), as Senior Creditor Agent, Transportation Receivables 1992, LLC, as Junior Creditor, and Trailer Bridge, Inc., as Debtor

   10.25.3(17)  Subordination Agreement dated April 23, 2004 by and between Congress Financial Corporation (Florida), as Senior Creditor Agent, Kadampanattu Corp., as Junior Creditor, and Trailer Bridge, Inc., as Debtor

   10.26(17)    Promissory Note dated April 23, 2004 in the principal amount of
                $1,641,386 from Trailer Bridge, Inc. to Kadampanattu Corp.

   10.27(17)    Charthire Deferral Letter dated April 21,2004

   23.1(17)     Consent of Deloitte & Touche LLP

   23.2(17)     Consent of BDO Seidman LLP

   31.1(17)     Certification of Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

   31.2(17) Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

   32.1(17) Certification of Trailer Bridge, Inc.'s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by
                Section 906 of the Sarbanes-Oxley Act of 2002)

   32.2(17) Certification of Trailer Bridge, Inc.'s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

#        Management contract or compensatory plan or arrangement.

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

(13) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 2002.

(14) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2003.

(15) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2003.

(17)     Filed herewith.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this fifth day of May 2004.

                                        TRAILER BRIDGE, INC.


                                        By:  /s/ John D. McCown
                                             -----------------------------------
                                            John D. McCown
                                            Chairman of the Board and
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                          TITLE                                 DATE
                ---------                                          -----                                 ----

/s/ John D. McCown                         Chairman of the Board and Chief Executive Officer          May 5, 2004
------------------------------------
John D. McCown                             and Director (Principal Executive Officer)


/s/ Mark A. Tanner                         Vice President -- Administration and Chief Financial       May 5, 2004
------------------------------------
Mark A. Tanner                             Officer (Principal Financial and Accounting Officer)


/s/ William G. Gotimer, Jr.                Director                                                   May 5, 2004
------------------------------------
William G. Gotimer, Jr.


                                           Director                                                   May 5, 2004
------------------------------------
Nickel van Reesema



/s/ Allen L. Stevens                       Director                                                   May 5, 2004
------------------------------------
Allen L. Stevens


/s/ Peter Shaerf                           Director                                                   May 5, 2004
------------------------------------
Peter Shaerf


/s/ Artis E. James                         Director                                                   May 5, 2004
------------------------------------
Artis E. James


                                           Director                                                   May 5, 2004
------------------------------------
F. Duffield Meyercord

                SIGNATURE                                      TITLE                                    DATE
                ---------                                      -----                                    ----

                                           Director                                                   May 5, 2004
------------------------------------
Malcom P. McLean, Jr.


                                           Director                                                   May 5, 2004
------------------------------------
Greggory B. Mendenhall