Form 10-Q
period 2004-03-31
TRAILER BRIDGE INC
filed 2004-05-24
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the quarter ended Commission file number

                             March 31, 2004 0-22837

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

YES [ ] NO [X]

As of May 15, 2004, 9,791,901 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2003 that appear in the Company's Annual Report on Form 10-K.



Statements of Operations for the Three Months Ended March 31, 2004
         and 2003 (unaudited)                                             Page 3

Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003     Page 4

Statements of Cash Flows for the Three Months Ended March 31, 2004
         and 2003 (unaudited)                                             Page 5

Notes to Financial Statements as of March 31, 2004 and for Three Months
         Ended March 31, 2004 and 2003                                    Page 6

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                      ---------------------------------------
                                                                                            2004                 2003
                                                                                      ------------------   ------------------
    OPERATING REVENUES                                                                 $ 22,908,730         $ 19,419,305
    OPERATING EXPENSES:
       Salaries, wages, and benefits                                                      3,778,469            4,171,015
       Rent and purchased transportation:
          Related Party                                                                   1,829,100            1,809,000
          Other                                                                           5,578,368            5,371,335
       Fuel                                                                               2,422,542            2,366,311
       Operating and maintenance (exclusive of depreciation
          shown separately below)                                                         5,512,934            4,757,634
       Taxes and licenses                                                                   154,729              165,439
       Insurance and claims                                                                 808,342              829,374
       Communications and utilities                                                         122,748              108,663
       Depreciation and amortization                                                        798,762              855,273
       Loss (Gain) on sale of equipment                                                       3,417               (5,263)
       Other operating expenses                                                             858,300              809,202
                                                                                      --------------       --------------
                                                                                         21,867,711           21,237,983
                                                                                      --------------       --------------
    OPERATING INCOME (LOSS)                                                               1,041,019           (1,818,678)

    NONOPERATING EXPENSE:
       Interest expense and other, net                                                     (681,861)            (697,210)
                                                                                      --------------       --------------

    INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR INCOME TAXES                               359,158           (2,515,888)

    (PROVISION) BENEFIT FOR INCOME TAXES                                                          -                    -

                                                                                      --------------       --------------
    NET INCOME (LOSS)                                                                       359,158           (2,515,888)

    ACCRETION OF PREFERRED STOCK DISCOUNT                                                  (159,412)            (466,494)

    UNDECLARED DIVIDEND                                                                    (291,542)                   -
                                                                                      --------------       --------------
    NET LOSS ATTRIBUTABLE TO
       COMMON SHARES                                                                   $    (91,796)        $ (2,982,382)
                                                                                      ==============       ==============

    PER SHARE AMOUNTS:

    NET LOSS PER SHARE (BASIC AND DILUTED)                                             $      (0.01)        $      (0.31)
                                                                                      ==============       ==============

    WEIGHTED AVERAGE
       SHARES OUTSTANDING                                                                 9,789,533            9,777,500
                                                                                      ==============       ==============

See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                            CONDENSED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 March 31,                December 31,
                                                                                    2004                      2003
                                                                              ----------------          -----------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                 $   1,043,653             $      424,961
      Trade receivables, less  allowance for doubtful
           accounts of $640,795 and $683,914                                       13,184,041                 11,019,375
      Other receivables                                                                15,603                     16,888
      Prepaid expenses                                                              1,559,903                  1,856,451
                                                                              ----------------          -----------------
           Total current assets                                                    15,803,200                 13,317,675

Property and equipment, net                                                        45,976,601                 46,768,813
Other assets                                                                        1,259,287                  1,175,454
                                                                              ----------------          -----------------
TOTAL ASSETS                                                                    $  63,039,088             $   61,261,942
                                                                              ================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                          $   8,404,311             $    8,502,286
      Accrued liabilities                                                           3,833,069                  4,038,388
      Current portion of long-term debt                                             1,285,902                  1,683,953
      Current portion of due to affiliates                                            918,459                    386,127
      Unearned revenue                                                                895,025                    747,544
                                                                              ----------------          -----------------
           Total current liabilities                                               15,336,766                 15,358,298

Due to affiliates                                                                   7,163,490                  5,922,641
Long-term debt, less current portion                                               35,521,898                 35,347,339
                                                                              ----------------          -----------------
TOTAL LIABILITIES                                                                  58,022,154                 56,628,278
                                                                              ----------------          -----------------

Commitments and Contingencies

Stockholders' Equity:
      Convertible Preferred stock Series A, $.01 par value, 1,000,000 shares authorized; 19,550 shares issued and outstanding
            (liquidation value $2,000,000)                                          1,920,835                  1,920,835
      Preferred stock Series B, $.01 par value, 1,000,000 shares authorized; 24,000 shares issued and outstanding
            (liquidation value $24,000,000)                                        23,187,269                 23,027,857
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,791,901 and 9,783,235 shares issued and
           outstanding                                                                 97,919                     97,832
      Additional paid-in capital                                                   42,428,419                 42,404,394
      Deficit                                                                     (62,617,508)               (62,817,254)
                                                                              ----------------          -----------------
           TOTAL STOCKHOLDERS' EQUITY                                               5,016,934                  4,633,664
                                                                              ----------------          -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  63,039,088             $   61,261,942
                                                                              ================          =================


See accompanying summary of accounting policies and notes to financial statements

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
          For the three months ended March 31, 2004 and March 31, 2003

                                                                                           March 31,            March 31,
                                                                                             2004                 2003
                                                                                ------------------------   ------------------
Operating activities:
Net income  (loss)                                                                  $       359,158        $   (2,515,888)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                          798,762               855,273
     Provision for doubtful accounts                                                        207,782                50,049
     (Gain)Loss on sale of fixed assets                                                       3,417                (5,263)
Decrease (increase) in:
     Trade receivables                                                                   (2,372,448)             (808,168)
     Other receivables                                                                        1,285                  (815)
     Prepaid expenses                                                                       296,548               932,711
Increase (decrease) in:
     Accounts payable                                                                       (97,975)             (470,443)
     Accrued liabilities and related party charterhire                                    1,574,063             2,140,728
     Unearned revenue                                                                       147,481                     -
     Due to affiliate                                                                             -                36,199
                                                                                --------------------       -----------------
Net cash provided by operating activities                                                   918,073               214,383
                                                                                --------------------       -----------------

Investing activities:
Additions to and construction of property and equipment                                           -                (7,017)
Proceeds from sale of property and equipment                                                  6,200                54,100
Additions to other assets                                                                         -                (7,094)
                                                                                --------------------       -----------------
          Net cash provided by investing activities                                           6,200                39,989
                                                                                --------------------       -----------------

Financing activities:
Proceeds from (payments on) borrowing on revolving line of credit                           828,043               407,877
Proceeds from (payments on) borrowing from affiliate                                         (6,200)                    -
Exercise of stock options                                                                    24,111                     -
Principal payments on notes payable                                                      (1,051,535)             (447,122)
Loan costs                                                                                 (100,000)                    -
                                                                                --------------------       -----------------
          Net cash used in financing activities                                            (305,581)              (39,245)
                                                                                --------------------       -----------------

Net increase  in cash and cash equivalents                                                  618,692               215,127
Cash and cash equivalents, beginning of the period                                          424,961             2,144,887
                                                                                --------------------       -----------------

Cash and cash equivalents, end of period                                            $     1,043,653        $    2,360,014
                                                                                ====================       =================


Supplemental cashflow information and non-cash investing and financing activities:
Cash paid for interest                                                              $       980,635        $      244,902
                                                                                ====================       =================
Satisfaction of preferred Stock Series B Subscription with
related party vessel services                                                       $             -        $      905,900
                                                                                ====================       =================

See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 2003 that appear in the Form 10-K.

New Accounting Standards - In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"), which clarifies and interprets certain provisions of FIN 46, without changing the basic accounting model of FIN 46. The adoption of this standard did not impact the Company's financial position, liquidity, or results of operations.

Reclassification - certain reclassifications have been made to the 2003 condensed financial statements to conform with the current presentation.

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

Pursuant to the above disclosure requirement, the following table provides an expanded reconciliation for all periods presented that adds back to reported net loss the recorded expense under APB 25, net of related income tax effects, deducts the total fair value expense under SFAS 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                  -----------------------------------------------------------
                                                                             2004                              2003
                                                                  -------------------------          ------------------------
Net loss attributable to common shares, as reported                     $    (91,796)                      $ (2,982,382)

Total stock-based employee compensation cost included in the determination of net loss, net of related tax effects

Total stock-based employee compensation
   cost determined under fair value method
   for all awards, net of related tax effects                               (123,950)                          (127,822)
                                                                  -------------------------          -------------------------

                                                                        $   (215,746)                      $ (3,110,204)

Loss per common share:
Basic and diluted, as reported                                          $      (0.01)                      $      (0.31)
Basic and diluted, pro forma                                            $      (0.02)                      $      (0.32)


During the three months ended March 31, 2004, 8,666 options were exercised. There were no options issued during the three months ended March 31, 2004.

Earnings Per Share-Outstanding options to purchase shares of common stock of 1,866,121, at March 31, 2004, were excluded from the computation to arrive at diluted EPS because their inclusion would be anti-dilutive. 1,955,000 shares to be issued on conversion of the Company's Series A preferred stock were excluded because their effect on basic and diluted earnings per share would be anti-dilutive.

2. SIGNIFICANT TRANSACTIONS

At March 31, 2004, the Company had $13.4 million due under its senior credit facility, which was scheduled to expire during January of 2004. In April 2004, after receiving extensions from its then existing senior lender, the Company refinanced this debt with a new senior lender. The new debt consists of a revolving line of credit in the amount of $20.0 million and a term loan in the amount of $3.0 million, both of which are due in April 2007. The new debt provides for interest at prime plus 1.5% for the revolving line of credit and prime plus 7.5% for the term loan and is payable monthly. The revolving line of credit is subject to a borrowing base calculation but requires the Company to maintain a minimum availability of $2.0 million. The borrowing base is based on a percentage of eligible accounts receivable and revenue equipment, as defined. On April 23, 2004, the Company received the proceeds of a $3.0 million term loan and borrowed $11.0 million under the credit facility against a borrowing base of $14.5 million at such date. Both obligations are secured by receivables and revenue equipment. Related party debt in the amount of $4.9 million has been rescheduled from October 2004 to May 2007. Additionally, related party debt in the amount of $.7 million due in 2004 has been rescheduled for monthly principal payments commencing January 2005. Commencing March 1, 2004 the Company's affiliate, Kadampanattu Corp., has agreed to defer $1.0 million of charterhire to be paid by the Company in 2004. This deferred amount is payable in 36 monthly payments commencing January 2005. Accordingly, the revolving credit debt and the related party obligations have been classified according to their new terms in the condensed financial statements.


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

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31,
------------------------------------------------------------------------------
2003
----

The following table sets forth the indicated items as a percentage of net revenues for three months ended March 31, 2004 and 2003.

                              Operating Statement - Margin Analysis
                                   (% of Operating Revenues)

                                                     1st Qtr 2004       1st Qtr 2003
                                                   ----------------   ----------------

Operating Revenues                                       100%               100%

Salaries, wages, and benefits                              16                 21
Rent and purchased transportation:
      Related Party                                         8                  9
      Other                                                24                 28
Fuel                                                       11                 12
Operating and maintenance (exclusive of
depreciation shown separately below)                       24                 25
Taxes and licenses                                          1                  1
Insurance and claims                                        3                  4
Communications and utilities                                1                  1
Depreciation and amortization                               3                  4
(Gain) Loss on sale of equipment                            0                 (0)
Other operating expenses                                    4                  4
                                                   ----------------   ----------------
Total Operating Expenses                                   95                109
Operating income (loss)                                     5                 (9)
Net interest expense                                       (3)                (4)
                                                   ----------------   ----------------
Net income (loss)                                          2%                (13)%
                                                   ================   ================

The Company's operating ratio (operating expense stated as a percentage of operating revenues) improved from 109% during the three months ended March 31, 2003 to 95% during the three months ended March 31, 2004. This improvement is more fully explained under operating expense caption set forth below.


Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue by sailing route and freight carried:

     Revenue & Volume changes for three months ended March 31, 2004 compared to Three Months Ended March 31, 2003.

                                            Overall           Southbound         Northbound
                                        ----------------   -----------------   ----------------
Volume Percent Change:
Core container & trailer                       11.9%                6.5%              31.3%
Auto and other cargos                           4.4%              (0.5)%              42.0%
SOLs                                           21.4%               30.6%            (42.9)%
Domestic linehaul                            (40.4)%

Revenue Change ($millions):
Core container & trailer                         1.9                 1.5                0.4
Auto and other cargos                            0.5                 0.4                0.1
SOLs                                             0.1                 0.2               (0.1)
Domestic linehaul                               (0.2)
Other Revenues                                   1.2
                                        -------------
Total Revenue Change                             3.5
                                        -------------


Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 91.8% during first quarter of 2004, compared to 90.4% during first quarter of 2003.

The Company's revenues amounted to $22.9 million during the three months ended March 31, 2004 and $19.4 million in the same period in 2003. The Company's rates as well as its ability to pass along other accessorial charges increased throughout the period. The Company's fuel surcharge is included in the Company's revenues and amounted to $1.2 million during the three months ended March 31, 2004 compared to $.8 million in the same period in 2003. The Company's demurrage is included in the Company's revenues and amounted to $.8 million during the three months ended March 31, 2004 compared to $.4 million in the same period in 2003. Demurrage is a charge assessed for failure to return empty freight equipment on time. The Company's charterhire is included in the Company's revenues and amounted to $.2 million during the three months ended March 31, 2004 compared to no charterhire in the same period in 2003. Charterhire is rental revenue for vessels not in use in liner service.

Operating expenses

Salary, wages and benefits decreased by 9.4% due to lower employee health insurance expense as a result of switching insurance providers. Purchased transportation other than to a related party increased $.2 million or 3.9% primarily due to increases in tug charterhire due to switching to more fuel-efficient tugs. The Company was able to offset higher fuel cost through the use of rail service and more fuel-efficient tugs pulling the Company's vessels. Operation and maintenance expense increased $.8 million or 15.8% principally due to $.3 million in higher stevedoring and wharfage costs related to increased volume and increased stevedoring rates in Jacksonville; $.2 million for drydocking that occurred in the first quarter of 2004. As a result, the Company's operating ratio improved to 95% during the three months ended March 31, 2004 from 109% in the same period in 2003.

As a result of the factors described above, the Company reported a net income of $.4 million for the three months ended March 31, 2004 compared to net loss of $2.5 million in the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $.9 million in the first quarter of 2004 compared to net cash provided by operations of $.2 million in 2003. This represented an improvement of $.7 million primarily resulting from an increase in net income of $2.9 million, partially offset by $1.6 million increase in accounts receivable. Net cash used in financing activities was $.3 million in 2004 compared to net cash used in financing activities of $39,245 in 2003 representing a difference of $.3 million the decrease principally results from the larger loan repayments and $.1 million paid to its new lender in connection with its refinancing that occurred in April 2004. At March 31, 2004, cash amounted to approximately $1 million, working capital was a positive $.5 million, and stockholders' equity was approximately $5 million.

At March 31, 2004, the Company had $13.4 million due under its senior credit facility, which expired January 31, 2004. In addition, the Company had $8.1 million due to related parties, all of which was due in 2004. In April 2004, after receiving extensions from its then existing senior lender, the Company refinanced this debt with a new senior lender. The new debt consists of a revolving line of credit in the amount of $20.0 million and a term loan in the amount of $3.0 million, both of which are due in April 2007. The new debt provides for interest at prime plus 1.5% for the revolving line of credit and prime plus 7.5% for the term loan and is payable monthly. The revolving line of credit is subject to a borrowing base calculation but requires the Company maintain a minimum availability of $2.0 million. The borrowing base is based on a percentage of eligible accounts receivable and revenue equipment, as defined. On April 23, 2004, the Company received $3.0 million in proceeds from the term loan and borrowed $11.0 million under the credit facility against a borrowing base of $14.5 million. Both obligations are secured by net receivables of $13.2 million and revenue equipment of $13.8 million. As of March 31, 2004, the former senior credit facility was secured by net receivables of $13.0 million and revenue equipment of $13.8 million. Related Party debt of $4.9 million, due in October 2004, has been scheduled for payment in May 2007. Additionally, $.7 million of the 2004 scheduled repayment of related party debt has been rescheduled for 36 monthly principal payments commencing January 2005. Effective March 1, 2004 the Company's affiliate, Kadampanattu Corp., agreed to defer $1.0 million of charterhire to be paid by the Company in 2004. This deferred amount is payable in 36 monthly payments beginning in January 2005. These factors along with increased rates and vessel utilization, are expected to allow the Company to meet its working capital requirements in 2004 and through December 31, 2005. The Company's business plan does not require the full utilization of the revolving credit facility.


CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2004, as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

KNOWN TRENDS DURING SECOND QUARTER of 2004

Most recently, for the six-week period ending May 14, 2004, a period representing almost half of the second quarter, deployed vessel capacity utilization was 91.8% southbound and 29.7% northbound, which resulted in average weekly revenue of $1,836,409 million compared to $1,757,177 during the first quarter.


FORWARD-LOOKING STATEMENTS

This report, particularly the preceding discussion of "Liquidity and Capital Resources" and "Known Trends During Second Quarter of 2004" contain statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are risk of economic recessions, severe weather conditions, changes in the price of fuel, changes in demand for transportation services offered by the Company, changes in services offered by the Company's competitors, risks of transportation generally and changes in rate levels for transportation services offered by the Company.

PART II

OTHER INFORMATION

Item 4. Controls And Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the date covered by this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Trailer Bridge, Inc.'s disclosure controls and procedures are effective.

(b) There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in paragraph
(a) above that occurred during the last quarter that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

Item 6. Exhibits and Reports on Form 8-K.


(a)      Exhibits

Exhibit
Number                                Description of Exhibit

10.8.13 United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and Restated March 30, 2004, in the amount of $10,515,000

10.8.15 United States Government Guaranteed Ship Financing Bond, 1997 Series II, Amended and Restated March 30, 2004, in the amount of $16,918,000

10.8.20 Trust Indenture, Fourth Supplement to Special Provisions, dated as of March 30, 2004 relating to United States Government Guaranteed Ship Financing Bonds, 1997 Series

10.8.21 Trust Indenture, Fourth Supplement to Special Provisions, dated as of March 30, 2004 relating to United States Government Guaranteed Ship Financing Bonds, 1997 Series II

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2 Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1 Certification of Trailer Bridge, Inc.'s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

32.2 Certification of Trailer Bridge, Inc.'s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.




Date: May 24, 2004                     By:   /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman and Chief Executive Officer


Date: May 24, 2004                     By:   /s/ Mark A. Tanner
                                          --------------------------------------
                                             Mark A. Tanner
                                             Vice President of Administration
                                             and Chief Financial Officer