Form 10-Q
period 2004-06-30
TRAILER BRIDGE INC
filed 2004-08-05
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the quarter ended Commission file number

                              June 30, 2004 0-22837

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

YES [ ] NO [X]

As of July 23, 2004, 9,792,734 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2003 that appear in the Company's Annual Report on Form 10-K.



Condensed Statements of Operations for the Three Months and
        Six Months Ended June 30, 2004 and 2003 (unaudited)               Page 3

Condensed Balance Sheets as of June 30, 2004
        (unaudited)and December 31, 2003                                  Page 4

Condensed Statements of Cash Flows for the Three and
        Six Months Ended June 30, 2004 and 2003 (unaudited)               Page 5

Notes to Condensed Financial Statements                                   Page 6

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months                               Six Months
                                                             Ended June 30,                            Ended June 30,
                                                ---------------------------------------   --------------------------------------
                                                        2004                  2003                2004                 2003
                                                ------------------    -----------------   -----------------    -----------------
OPERATING REVENUES                              $      24,102,899     $     22,333,227    $     47,011,629     $     41,752,533
OPERATING EXPENSES:
   Salaries, wages, and benefits                        3,883,909            3,764,919           7,662,378            7,935,934
   Rent and purchased transportation:
      Related Party                                     1,829,100            1,829,100           3,658,200            3,638,100
      Other                                             5,710,429            6,262,860          11,288,796           11,634,195
   Fuel                                                 2,249,850            2,124,258           4,672,392            4,490,570
   Operating and maintenance (exclusive of
      depreciation shown separately below)              6,098,043            5,763,414          11,610,976           10,521,049
   Taxes and licenses                                     (69,010)             205,679              85,720              371,117
   Insurance and claims                                   771,240              622,942           1,579,582            1,452,316
   Communications and utilities                           128,402              126,697             251,150              235,359
   Depreciation and amortization                          834,435              849,794           1,633,197            1,705,067
   Loss (Gain) on sale of equipment                        13,743               (2,545)             17,160               (7,808)
   Other operating expenses                               936,275              707,605           1,794,575            1,516,807
                                                 ----------------      ---------------     ---------------      ---------------
                                                       22,386,416           22,254,723          44,254,126           43,492,706
                                                 ----------------      ---------------     ---------------      ---------------
OPERATING INCOME (LOSS)                                 1,716,483               78,504           2,757,503           (1,740,173)

NONOPERATING EXPENSE:
   Interest expense and other, net                       (727,660)            (743,846)         (1,409,522)          (1,441,056)
                                                 ----------------      ---------------     ---------------      ---------------

INCOME (LOSS) BEFORE (PROVISION) BENEFIT
   FOR INCOME TAXES                                       988,823             (665,342)          1,347,981           (3,181,229)

(PROVISION) BENEFIT FOR INCOME TAXES                            -                    -                   -                    -
                                                 ----------------      ---------------     ---------------      ---------------
NET INCOME (LOSS)                                         988,823             (665,342)          1,347,981           (3,181,229)

ACCRETION OF PREFERRED STOCK DISCOUNT                    (145,832)            (170,128)           (305,244)            (636,622)

UNDECLARED DIVIDEND                                      (315,020)            (283,303)           (606,562)            (283,303)
                                                 ----------------      ---------------     ---------------      ---------------
NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON SHARES                                $         527,971     $     (1,118,773)   $        436,175     $     (4,101,154)
                                                 ================      ===============     ===============      ===============

PER SHARE AMOUNTS:

NET INCOME (LOSS) PER SHARE BASIC               $            0.04     $          (0.11)             $ 0.04     $          (0.42)
                                                 ================      ===============     ===============      ===============
NET INCOME (LOSS) PER SHARE DILUTED             $            0.04     $          (0.11)             $ 0.04     $          (0.42)
                                                 ================      ===============     ===============      ===============

WEIGHTED AVERAGE
   SHARES OUTSTANDING                                   9,792,449            9,777,500           9,790,991            9,777,500
   CONVERTIBLE PREFERRED STOCK - SERIES A               1,955,000                    -           1,955,000                    -
                                                 ----------------      ---------------     ---------------      ---------------
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC             11,747,449            9,777,500          11,745,991            9,777,500
                                                 ================      ===============     ===============      ===============

   OPTIONS TO PURCHASE COMMON STOCK                       343,830                    -             171,915                    -
                                                 ----------------      ---------------     ---------------      ---------------
DILUTED POTENTIAL COMMON SHARES                        12,091,279            9,777,500          11,917,906            9,777,500
                                                 ================      ===============     ===============      ===============

See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                            CONDENSED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                  June 30,                December 31,
                                                                                    2004                      2003
                                                                              ----------------          -----------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                $    1,734,084           $        424,961
      Trade receivables, less  allowance for doubtful
           accounts of $702,171 and $683,914                                       13,457,443                 11,019,375
      Other receivables                                                                13,913                     16,888
      Prepaid expenses                                                              1,401,549                  1,856,451
                                                                                -------------            ---------------
           Total current assets                                                    16,606,989                 13,317,675

Property and equipment, net                                                        45,633,580                 46,768,813
Other assets                                                                        1,610,641                  1,175,454
                                                                                -------------            ---------------
TOTAL ASSETS                                                                   $   63,851,210           $     61,261,942
                                                                                =============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                         $    6,110,709           $      8,502,286
      Accrued liabilities                                                           4,181,492                  4,038,388
      Current portion of long-term debt                                             1,285,902                  1,683,953
      Current portion of due to affiliates                                          1,084,287                    386,127
      Unearned revenue                                                                609,425                    747,544
                                                                                -------------            ---------------
           Total current liabilities                                               13,271,815                 15,358,298

Due to affiliates                                                                   7,276,499                  5,922,641
Long-term debt, less current portion                                               37,294,822                 35,347,339
                                                                                -------------            ---------------
TOTAL LIABILITIES                                                                  57,843,136                 56,628,278
                                                                                -------------            ---------------

Commitments and Contingencies

Stockholders' Equity:
      Convertible Preferred stock Series A, $.01 par value, 1,000,000 shares authorized; 19,550 shares issued and outstanding
            (liquidation value $2,000,000)                                          1,920,835                  1,920,835
      Preferred stock Series B, $.01 par value, 1,000,000 shares authorized; 24,000 shares issued and outstanding
            (liquidation value $24,000,000)                                        23,333,101                 23,027,857
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 9,792,723 and 9,783,235 shares issued and
           outstanding                                                                 97,927                     97,832
      Additional paid-in capital                                                   42,430,727                 42,404,394
      Deficit                                                                     (61,774,516)               (62,817,254)
                                                                                -------------            ---------------
           TOTAL STOCKHOLDERS' EQUITY                                               6,008,074                  4,633,664
                                                                                -------------            ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   63,851,210           $     61,261,942
                                                                                =============            ===============

See accompanying summary of accounting policies and notes to financial statements

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Six Months ended
                                                              --------------------------------------
                                                                   June 30,            June 30,
                                                                     2004                2003
                                                              -------------------    -----------------
Operating activities:
Net income  (loss)                                           $     1,347,981        $   (3,181,229)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                 1,633,197             1,705,067
     Provision for doubtful accounts                                 677,241               335,734
     (Gain)Loss on sale of fixed assets                               17,160                (7,808)
Decrease (increase) in:
     Trade receivables                                            (3,115,309)           (1,207,333)
     Other receivables                                                 2,975                  (525)
     Prepaid expenses                                                454,903               751,629
Increase (decrease) in:
     Accounts payable                                             (2,391,577)             (907,813)
     Accrued liabilities and related party charterhire             1,546,176             2,481,358
     Unearned revenue                                               (138,119)                    -
     Due to affiliate                                                659,398                     -
                                                              --------------         -------------
Net cash provided by (used in) operating activities                  694,026               (30,920)
                                                              --------------         -------------

Investing activities:
Additions to and construction of property and equipment             (448,733)               (7,017)
Proceeds from sale of property and equipment                          10,450                63,086
Additions to other assets                                             (1,719)                 (795)
                                                              --------------         -------------
          Net cash (used in) provided by investing activities       (440,002)               55,274
                                                              --------------         -------------

Financing activities:
Proceeds from (payments on) borrowing on revolving
    line of credit                                                 9,476,661               195,639
Proceeds from (payments on) borrowing from affiliate                 (10,450)                    -
Exercise of stock options                                             26,428                     -
Principal payments on notes payable                               (7,927,230)             (894,246)
Loan costs                                                          (510,310)                    -
                                                              --------------         -------------
          Net cash provided by (used in) financing activities      1,055,099              (698,607)
                                                              --------------         -------------

Net increase  (decrease) in cash and cash equivalents              1,309,123              (674,253)
Cash and cash equivalents, beginning of the period                   424,961             2,144,887
                                                              --------------         -------------

Cash and cash equivalents, end of period                     $     1,734,084        $    1,470,634
                                                              ==============         =============


Supplemental cashflow information and non-cash investing
    and financing activities:
Cash paid for interest                                       $     1,955,629        $    1,276,547
                                                              ==============         =============
Satisfaction of preferred Stock Series B Subscription
    with related party vessel services                       $             -        $    1,073,352
                                                              ==============         =============

See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

Reclassifications - certain reclassifications have been made to the 2003 condensed financial statements to conform with the current presentation.

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

Pursuant to the above disclosure requirement, the following table provides an expanded reconciliation for all periods presented that adds back to the reported net income (loss) the recorded expense under APB 25, net of related income tax effects, deducts the total fair value expense under SFAS 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

                                                                          Three Months                       Six Months
                                                                          Ended June 30,                    Ended June 30,
                                                                 -------------------------------   ---------------------------------
                                                                       2004           2003             2004                2003
                                                                 ------------  -----------------   --------------   ----------------
Net income (loss) attributable to common shares, as reported      $   527,971  $  (1,118,773)       $ 436,175        $ (4,101,154)

Total stock-based employee compensation cost included in the determination of net income (loss), net of related tax effects

Total stock-based employee compensation
   cost determined under fair value method
   for all awards, net of related tax effects                        (115,824       (127,789)        (231,648)           (255,611)
                                                                   ----------   -----------------  ---------------   ---------------

                                                                  $   412,147  $  (1,246,562)       $ 204,527        $ (4,356,765)

Income (Loss) per common share:
Basic, as reported                                                $      0.04  $       (0.11)       $     0.04       $      (0.42)
Diluted, as reported                                              $      0.04  $       (0.11)       $     0.04       $      (0.42)
Basic, pro forma                                                  $      0.04  $       (0.13)       $     0.02       $      (0.45)
Diluted, pro forma                                                $      0.03  $       (0.13)       $     0.02       $      (0.45)



During the six and three months ended June 30, 2004 respectively, 9,488 and 822 options were exercised. There were no options issued during the six months ended June 30, 2004.

Earnings per share - options to purchase 465,000 shares of the Company's common stock were excluded from the calculation of diluted earnings per share because they were out of the money during the three and six month period ending June 30, 2004.

2. SIGNIFICANT TRANSACTIONS

In April 2004, after receiving extensions from its then existing senior lender, the Company refinanced this debt with a new senior lender. The new debt consists of a revolving line of credit in the amount of $20.0 million and a term loan in the amount of $3.0 million, both of which are due in April 2007. The new debt provides for interest at prime plus 1.5% for the revolving line of credit and prime plus 7.5% for the term loan and is payable monthly. The revolving line of credit is subject to a borrowing base calculation but requires the Company to maintain a minimum availability of $2.0 million. The borrowing base is based on a percentage of eligible accounts receivable and revenue equipment, as defined. Both obligations are secured by receivables and revenue equipment. Related party debt maturities in the amount of $4.9 million has been rescheduled from October 2004 to May 2007. Additionally, related party debt in the amount of $0.7 million due in 2004 has been rescheduled for monthly principal payments commencing January 2005. Commencing March 1, 2004 the Company's affiliate, Kadampanattu Corp., has agreed to defer $1.0 million of charterhire to be paid by the Company in 2004. This deferred amount is payable in 36 monthly payments commencing January 2005. Accordingly, the revolving credit debt and the related party obligations have been classified according to their new terms in the condensed financial statements. As of June 30, 2004, the Company had $15.2 million drawn under the credit facility against a borrowing base of $15.7 million.

3. SUBSEQUENT EVENTS

The Company announced in July 2004 that it had reached an agreement to purchase its affiliate, Kadampanattu Corp. for $32.0 million. Under the agreement, the Company has until the end of 2004, to purchase Kadampanattu Corp., which owns the roll-on/ roll-off vessels that the Company currently charters for $7.3 million per year and the $24.0 million in the Company's Series B Preferred Stock. The Company is currently exploring options to finance this purchase through a combination of debt and equity. The Company expects that such a purchase would be immediately accretive to the Company's earnings.

On July 23, 2004 the holder of the Company's Series A Preferred Stock exercised its right to convert such stock into 1,955,000 shares of common stock of the Company. The holder of preferred shares, Transportation Receivables 1992, LLC, is wholly-owned by the Estate of M. P. McLean an affiliate of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

EXECUTIVE SUMMARY

The Company produces revenue by the movement of freight by water to and from Puerto Rico from the continental United States through its terminal facility in Jacksonville, Florida. The Company also generates revenue from the movement of freight within the continental United States by truck when such movement complements its core business of moving freight to and from Puerto Rico. The Company's operating expenses consist of the cost of the equipment, labor, facilities, fuel and administrative support necessary to move freight to and from Puerto Rico and within the continental United States. The Puerto Rico lane in which the Company operates had been subjected to overcapacity and intense competition over the five years prior to 2003. As a result of the reduction of vessel capacity in the trade lane in 2002, the Puerto Rico lane stabilized and competition became less intense during 2003 which has continued into 2004. The Company increased utilization of its vessels during 2003. The Company's utilization has been maintained over the last eighteen months while rates within the Puerto Rico lane have increased.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003
----------------------------------------------------------------------------

The following table sets forth the indicated items as a percentage of net revenues for three months ended June 30, 2004 and 2003:

                      Operating Statement - Margin Analysis
                            (% of Operating Revenues)

                                                           Three Months
                                                          Ended June 30,
                                                --------------------------------
                                                      2004            2003
                                                ----------------   -------------

Operating Revenues                                    100%            100%
Salaries, wages, and benefits                           16              17
Rent and purchased transportation:
      Related Party                                      8               8
      Other                                             24              28
Fuel                                                     9              10
Operating and maintenance (exclusive of
depreciation shown separately below)                    25              26
Taxes and licenses                                      (0)              1
Insurance and claims                                     3               3
Communications and utilities                             1               1
Depreciation and amortization                            3               4
(Gain) Loss on sale of equipment                         0              (0)
Other operating expenses                                 4               3
                                                ----------------   ----------
Total Operating Expenses                                93             100
Operating income (loss)                                  7               0
Net interest expense                                    (3)             (3)
                                                ----------------   ----------
Net income (loss)                                       4%             -3%
                                                ================   ==========

The Company's operating ratio (operating expense stated as a percentage of operating revenues) improved from 100% during the three months ended June 30, 2003 to 93% during the three months ended June 30, 2004. This improvement is more fully explained under the Operating Expense caption set forth below.



Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue by sailing route and freight carried:

Revenue & Volume changes for Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003.

                                            Overall           Southbound         Northbound
                                        ----------------   -----------------   ----------------
Volume Percent Change:
Core container & trailer                       1.1%             (6.1)%                23.8%
Auto and other cargos                          2.6%              10.1%              (44.2)%
SOLs                                        (13.1)%             (7.9)%              (57.9)%
Domestic linehaul                           (29.9)%

Revenue Change ($millions):
Core container & trailer                 $      0.1          $    (0.2)         $       0.3
Auto and other cargos                           0.5                0.5                 (0.1)
SOLs                                            0.0                0.0                 (0.0)
Domestic linehaul                              (0.3)
Other Revenues                                  1.5
                                          ---------
Total Revenue Change                     $      1.8
                                          ---------

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 91.5% for the three months ended June 30, 2004, compared to 94.9% for the three months ended June 30, 2003.

Revenue for the three months ended June 30, 2004 was $24.1 million, compared to $22.3 million for the three months ended June 30, 2003. The increase in revenue was primarily due to increased freight rates and increased assessorial charges. The Company's fuel surcharge is included in the Company's revenues and amounted to $1.5 million during the three months ended June 30, 2004 compared to $1.0 million in the three months ended June 30, 2003. The Company's demurrage is included in the Company's revenues and amounted to $0.8 million during the three months ended June 30, 2004 compared to $0.6 million in the three months ended June 30, 2003. Demurrage is a charge assessed for failure to return empty freight equipment on time. The increase in demurrage revenue was due to the strengthening of Puerto Rico market and better billing methods utilized in 2004. The Company's charterhire is included in the Company's revenues and amounted to $0.2 million during the three months ended June 30, 2004 compared to no charterhire in the three months ended June 30, 2003. Charterhire is rental revenue for vessels not in use in liner service. Southbound core container & trailer volume was lower during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to lower volume from a specific customer.

Operating Expenses

Salary, wages and benefits increased by $0.1 million or 3.2% due to increased workers compensation expense and incentive related compensation partially offset by reductions in healthcare cost due to a change in the group healthcare insurance carrier and driver payroll due to how inland transportation requirements are serviced. Purchased transportation other than to a related party decreased $0.6 million or 8.8% primarily due to the increased use of rail transportation which is more cost effective than trucking. Taxes and licenses decreased $0.3 million or 133.6% due primarily to a ruling by the Puerto Rican Supreme Court in the Company's favor concerning a previously accrued and disputed Volume of Business Tax in the Guaynabo Municipality of Puerto Rico. Operating and maintenance expense increased $0.3 million or 5.8% principally due to $0.2 million in drydocking charges and $0.1 in transportation equipment repairs. The Company minimized the effect of higher fuel costs by replacing two tugs with more fuel-efficient tugs in the year and with more utilization of rail transportation versus trucking. As a result, the Company's operating ratio improved to 93% during the three months ended June 30, 2004 from 100% during the three months ended June 30, 2003.

As a result of the factors described above, the Company reported a net income of $1.0 million for the three months ended June 30, 2004 compared to net loss of $0.7 million in the same period in 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003
-----------------------------------------------------------------------------

The following table sets forth the indicated items as a percentage of net revenues for three months ended June 30, 2004 and 2003:

                      Operating Statement - Margin Analysis
                            (% of Operating Revenues)

                                                                Six Months
                                                              Ended June 30,
                                                   --------------------------------------
                                                        2004                  2003
                                                   ----------------      ----------------

Operating Revenues                                      100%                  100%
Salaries, wages, and benefits                             16                    19
Rent and purchased transportation:
      Related Party                                        8                     9
      Other                                               24                    28
Fuel                                                      10                    11
Operating and maintenance (exclusive of
depreciation shown separately below)                      25                    25
Taxes and licenses                                         0                     1
Insurance and claims                                       3                     3
Communications and utilities                               1                     1
Depreciation and amortization                              3                     4
(Gain) Loss on sale of equipment                           0                    (0)
Other operating expenses                                   4                     4
                                                   ----------------      ----------------
otal Operating Expenses                                   94                   104
Operating income (loss)                                    6                    (4)
Net interest expense                                      (3)                   (3)
                                                   ----------------      ----------------
Net income (loss)                                         3%                   (8%)
                                                   ================      ================


The Company's operating ratio (operating expense stated as a percentage of operating revenues) improved from 104% during the six months ended June 30, 2003 to 94% during the six months ended June 30, 2004. This improvement is more fully explained under operating expense caption set forth below.



Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue by sailing route and freight carried:

     Revenue & Volume changes for Six Months ended June 30, 2004 compared to
                        Six Months Ended June 30, 2003.

                                            Overall           Southbound         Northbound
                                        ----------------   -----------------   ----------------
Volume Percent Change:
Core container & trailer                      6.1%               (0.2)%             27.1%
Auto and other cargos                         3.4%                 4.8%            (6.2)%
SOLs                                          3.4%                10.3%           (50.0)%
Domestic linehaul                          (35.9)%

Revenue Change ($millions):
Core container & trailer                $      1.9            $     1.3         $     0.6
Auto and other cargos                          1.0                  0.9               0.1
SOLs                                           0.2                  0.2              (0.0)
Domestic linehaul                             (0.5)
Other Revenues                                 2.7
                                         ----------
Total Revenue Change                    $      5.3
                                         ---------


Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 91.7% for the six months ended June 30, 2004, compared to 92.6% for the six months ended June 30, 2003.

Revenue for the six months ended June 30, 2004 was $47.0 million compared to $41.8 million for the six months ended June 30, 2003. The increase in revenue was primarily due to increased freight rates and increased assessorial charges. The Company's fuel surcharge is included in the Company's revenues and amounted to $2.7 million during the six months ended June 30, 2004 compared to $1.8 million during the six months ended June 30, 2003. The Company's demurrage is included in the Company's revenues and amounted to $1.7 million during the six months ended June 30, 2004 compared to $0.9 million during the six months ended June 30, 2003. Demurrage is a charge assessed for failure to return empty freight equipment on time. The Company's charterhire is included in the Company's revenues and amounted to $0.4 million during the six months ended June 30, 2004 compared to no charterhire during the six months ended June 30, 2003. Charterhire is rental revenue for vessels not in use in liner service.

Operating Expenses

Purchased transportation other than to a related party decreased $0.3 million or 3.0% primarily due to the increased use of rail transportation which is more cost effective than trucking. Operating and maintenance expense increased $1.1 million or 10.4% principally due to $0.3 million in drydocking charges, $0.5 in transportation equipment repairs and $0.3 in cargo handling expense due to heavy volumes in the period. Taxes and licenses decreased $0.3 million or 76.9% due primarily to a ruling by the Puerto Rican Supreme Court in the Company's favor concerning a previously accrued and disputed Volume of Business Tax in the Guaynabo Municipality of Puerto Rico. As a result, the Company's operating ratio improved to 94% during the six months ended June 30, 2004 from 104% during the six months ended June 30, 2003.

As a result of the factors described above, the Company reported a net income of $1.3 million for the six months ended June 30, 2004 compared to a net loss of $3.2 million for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $0.7 million in the first six months of 2004 compared to net cash used in operations of $30,920 in 2003. This represented an improvement of $0.7 million primarily resulting from an increase in net income to $1.3 million, partially offset by $1.9 million increase in accounts receivable between periods due to increased sales and $1.5 million decrease in accounts payable between periods due to larger cash availability as a result of the Company `s new line of credit. Net cash used by investing activities was $0.4 million in the first six months of 2004 compared to net cash provided by investing activities of $0.1 million in 2003. The change is due primarily from payments made towards the purchase of containers currently under lease by the Company. Net cash provided by financing activities was a positive $1.1 million in the first six months 2004 compared to net cash used in financing activities of negative $0.7 million in 2003 representing a difference of $1.8 million. The increase is due principally from the net proceeds of the revolver. At June 30, 2004, cash amounted to approximately $1.7 million, working capital was a positive $3.3 million, and stockholders' equity was approximately $6.0 million.

At March 31, 2004, the Company had $13.4 million due under its senior credit facility, which expired January 31, 2004. In addition, the Company had $8.1 million due to related parties, all of which was due in 2004. In April 2004, after receiving extensions from its then existing senior lender, the Company refinanced this debt with a new senior lender. The new debt consists of a revolving line of credit in the amount of $20.0 million and a term loan in the amount of $3.0 million, both of which are due in April 2007. The new debt provides for interest at prime plus 1.5% for the revolving line of credit and prime plus 7.5% for the term loan and is payable monthly. The revolving line of credit is subject to a borrowing base calculation but requires the Company maintain a minimum availability of $2.0 million. The borrowing base is based on a percentage of eligible accounts receivable and revenue equipment, as defined. On April 23, 2004, the Company received $3.0 million in proceeds from the term loan and borrowed $11.0 million under the credit facility against a borrowing base of $14.5 million. Both obligations are secured by net receivables of $13.2 million and revenue equipment of $13.8 million. As of March 31, 2004, the former senior credit facility was secured by net receivables of $13.0 million and revenue equipment of $13.8 million. Related Party debt of $4.9 million, due in October 2004, has been scheduled for payment in May 2007. Additionally, $0.7 million of the 2004 scheduled repayment of related party debt has been rescheduled for 36 monthly principal payments commencing January 2005. Effective March 1, 2004 the Company's affiliate, Kadampanattu Corp., agreed to defer $1.0 million of charterhire to be paid by the Company in 2004. This deferred amount is payable in 36 monthly payments beginning in January 2005. These factors along with increased rates and vessel utilization, are expected to allow the Company to meet its working capital requirements in 2004 and through December 31, 2005. The Company's business plan does not require the full utilization of the revolving credit facility. As of June 30, 2004, the Company had $15.2 million drawn under the credit facility against a borrowing base of $15.7 million.


CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to our critical accounting policies during the three months ended June 30, 2004, as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

SUBSEQUENT EVENTS

The Company announced in July 2004 that it had reached an agreement where it was able to purchase its affiliate, Kadampanattu Corp. for $32.0 million. Under the agreement, the Company has the ability until the end of 2004, to purchase Kadampanattu Corp., which owns roll-on/ roll-off vessels that the Company currently charters for $7.3 million per year and the $24.0 million in the Company's Series B Preferred Stock. The Company is currently exploring options to finance this purchase through a combination of debt and equity. The Company expects that such a purchase would be immediately accretive to the Company's earnings.

On July 23, 2004 the holder of the Company's Series A Preferred Stock exercised its right to convert such stock into 1,955,000 shares of common stock of the Company. The holder of preferred shares, Transportation Receivables 1992, LLC, is wholly-owned by the Estate of M. P. McLean an affiliate of the Company.


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

 PART II


Item 1. Legal Proceedings

The Company was successful in its appeal of a previous year's judgment against the Company for a tax deficiency by the Municipality of Guaynabo for $280,000. The appeals court found that the Company was correct in its contention that that the tax in question is violative of the Constitution of the United States since it does not provide a mechanism for apportioning the tax among different jurisdictions. The time for the Municipality of Guaynabo to appeal this decision has expired.

OTHER INFORMATION

         Item 4:  Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on one item at the Annual Meeting of Shareholders held on May 26, 2004:

1. The election of nine directors, to terms ending in 2005

         A majority of votes were cast in favor of the election of the following directors:

                                      Shares Voted
      Nominee                         For Nominee           Shares Withheld

Nickel van Reesema                     6,563,112                   0
Peter S. Shaerf                        6,563,112                   0
Allen L. Stevens                       6,563,112                   0
Artis James                            6,539,525                 23,587
John D McCown                          6,485,356                 77,756
William G. Gotimer, Jr.                6,485,356                 77,756
Malcom P. McLean, Jr.                  6,539,525                 23,587
Greggory B. Mendenhall                 6,539,525                 23,587
F. Duffield Meyercord                  6,539,525                 23,587

Item 5. Controls And Procedures

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

Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

Exhibit
Number                            Description of Exhibit

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

TRAILER BRIDGE, INC.




Date: August 5, 2004                     By:   /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman and Chief Executive Officer


Date: August 5, 2004                     By:   /s/ Mark A. Tanner
                                          --------------------------------------
                                             Mark A. Tanner
                                             Vice President of Administration
                                             and Chief Financial Officer