Form 10-Q
period 2004-09-30
TRAILER BRIDGE INC
filed 2004-11-12
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the quarter ended Commission file number

                           September 30, 2004 0-22837

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

YES [ ] NO [X]

As of September 30, 2004, 11,752,266 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2003 that appear in the Company's Annual Report on Form 10-K.



Condensed Statements of Operations for the Three Months and
        Nine Months Ended September 30, 2004 and 2003 (unaudited)         Page 3

Condensed Balance Sheets as of September 30, 2004
        and December 31, 2003 (unaudited)                                 Page 4

Condensed Statements of Cash Flows for the Three and Nine
        Months Ended September 30, 2004 and 2003 (unaudited)              Page 5

Notes to Condensed Financial Statements                                   Page 6

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months                       Nine Months
                                                                       Ended September 30,                Ended September 30,
                                                             ---------------------------------     ---------------------------------
                                                                   2004         2003 Restated          2004           2003 Restated
                                                             ------------------ --------------     ----------------   --------------
OPERATING REVENUES                                           $  23,938,849      $  22,619,472      $  70,950,478      $  64,372,005
OPERATING EXPENSES:
   Salaries, wages, and benefits                                 3,718,282          3,876,226         11,380,660         11,812,160
   Rent and purchased transportation:
      Related Party                                              1,849,200          1,849,200          5,507,400          5,487,300
      Other                                                      5,905,275          6,753,222         17,194,071         18,387,416
   Fuel                                                          2,484,525          2,172,924          7,156,918          6,663,494
   Operating and maintenance (exclusive of depreciation
      shown separately below)                                    5,514,750          5,373,578         17,125,726         15,894,626
   Taxes and licenses                                               50,819            163,441            136,538            534,559
   Insurance and claims                                            818,549            787,734          2,398,131          2,240,051
   Communications and utilities                                    120,830            146,745            371,979            382,105
   Depreciation and amortization                                   677,566            852,731          2,310,763          2,557,798
   Loss (Gain) on sale of equipment                                (25,529)           (12,257)            (8,370)           (20,065)
   Other operating expenses                                        926,349            808,332          2,720,925          2,325,139
                                                              ------------      -------------       ------------       ------------
                                                                22,040,616         22,771,876         66,294,741         66,264,583
                                                              ------------      -------------       ------------       ------------
OPERATING INCOME (LOSS)                                          1,898,233           (152,404)         4,655,737         (1,892,578)

NONOPERATING EXPENSE:
   Interest expense and other, net                                (746,761)          (710,815)        (2,156,283)        (2,151,871)
                                                              ------------      -------------       ------------       -------------

INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR INCOME TAXES        1,151,472           (863,219)         2,499,454         (4,044,449)

(PROVISION) BENEFIT FOR INCOME TAXES                                 2,733                  -              2,733                  -

                                                              ------------      -------------       ------------       -------------
NET INCOME (LOSS)                                                1,154,205           (863,219)         2,502,187         (4,044,449)

ACCRETION OF PREFERRED STOCK DISCOUNT                             (131,991)          (171,414)          (437,235)          (808,036)

UNDECLARED DIVIDEND                                               (367,683)          (280,663)          (980,078)          (563,966)

                                                              ------------      -------------       ------------       -------------
NET INCOME (LOSS) ATTRIBUTABLE TO                            $     654,531     $   (1,315,296)     $   1,084,874      $  (5,416,451)
   COMMON SHARES
                                                              ============      =============       ============       ============

PER SHARE AMOUNTS:

NET INCOME (LOSS) PER SHARE BASIC                            $        0.06     $        (0.13)     $        0.09      $       (0.55)
                                                              ============      =============       ============       ============
NET INCOME (LOSS) PER SHARE DILUTED                          $        0.05     $        (0.13)     $        0.09            $ (0.55)
                                                              ============      =============       ============       ============


See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,              December 31,
                                                                                    2004                      2003
                                                                              ----------------          -----------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                $      987,944             $      424,961
      Trade receivables, less  allowance for doubtful
           accounts of $586,264 and $590,518                                       12,739,665                 11,019,375
      Other receivables                                                                13,254                     16,888
      Prepaid expenses                                                              1,656,818                  1,856,451
                                                                                -------------              -------------
           Total current assets                                                    15,397,681                 13,317,675

Property and equipment, net                                                        46,406,793                 46,768,813
Other assets                                                                        1,911,278                  1,175,454
                                                                                -------------              -------------
TOTAL ASSETS                                                                   $   63,715,752             $   61,261,942
                                                                                =============              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                         $    6,008,548             $    8,502,286
      Accrued liabilities                                                           2,983,032                  4,038,388
      Current portion of long-term debt                                             1,285,902                  1,683,953
      Current portion of due to affiliates                                            850,750                    386,127
      Unearned revenue                                                              1,062,337                    747,544
                                                                                -------------          -----------------
           Total current liabilities                                               12,190,569                 15,358,298

Due to affiliates                                                                   7,280,284                  5,922,641
Long-term debt, less current portion                                               37,069,594                 35,347,339
                                                                                -------------          -----------------
TOTAL LIABILITIES                                                                  56,540,447                 56,628,278
                                                                                -------------          -----------------

Commitments and Contingencies

Stockholders' Equity:
      Convertible Preferred stock Series A, $.01 par value, 1,000,000 shares authorized; 19,550 shares issued and outstanding
            (liquidation value $2,000,000)                                                  -                  1,920,835
      Preferred stock Series B, $.01 par value, 1,000,000 shares authorized; 24,000 shares issued and outstanding
            (liquidation value $24,000,000)                                        23,465,092                 23,027,857
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 11,752,266 and 9,783,235 shares issued and
           outstanding                                                                117,523                     97,832
      Additional paid-in capital                                                   44,344,992                 42,404,394
      Deficit                                                                     (60,752,302)               (62,817,254)
                                                                                -------------              -------------
           TOTAL STOCKHOLDERS' EQUITY                                               7,175,305                  4,633,664
                                                                                -------------              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   63,715,752             $   61,261,942
                                                                                =============              =============


See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months ended
                                                                  --------------------------------------
                                                                    September 30,       September 30,
                                                                         2004                2003
                                                                  ------------------  -----------------
Operating activities:
Net income  (loss)                                                 $    2,502,187      $  (4,044,449)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                      2,310,763          2,557,798
     Provision for doubtful accounts                                      916,442            463,034
     (Gain)Loss on sale of fixed assets                                    (8,370)           (20,065)
Decrease (increase) in:
     Trade receivables                                                 (2,636,733)        (1,832,136)
     Other receivables                                                      3,634             (2,405)
     Prepaid expenses                                                     199,633             67,839
Increase (decrease) in:
     Accounts payable                                                  (2,493,738)          (339,429)
     Accrued liabilities and related party charterhire                    231,630          2,469,574
     Unearned revenue                                                     314,793            132,300
     Due to affiliate                                                     628,198                  -
                                                                      -------------      -------------
Net cash provided by (used in) operating activities                     1,968,439           (547,939)
                                                                    -------------      -------------

Investing activities:
Additions to and construction of property and equipment                  (473,159)           (27,442)
Proceeds from sale of property and equipment                               92,919            131,986
Additions to other assets                                                (116,740)            (6,946)
                                                                    -------------      -------------
        Net cash (used in) provided by investing activities              (496,980)            97,598
                                                                    -------------      -------------

Financing activities:
Proceeds from (payments on) borrowing on revolving line of credit       8,474,435             89,556
Payments on borrowing from affiliate                                      (92,919)           (36,900)
Exercise of stock options                                                  39,454                900
Principal (payments) on notes payable                                  (8,550,232)        (1,341,368)
Loan costs                                                               (779,217)                 -
                                                                    -------------      -------------
          Net cash provided by (used in) financing activities            (908,479)        (1,287,812)
                                                                    -------------      -------------

Net increase  (decrease) in cash and cash equivalents                     562,980         (1,738,153)
Cash and cash equivalents, beginning of the period                        424,961          2,144,887
                                                                    -------------      -------------

Cash and cash equivalents, end of period                           $      987,941     $      406,734
                                                                    =============      =============

Supplemental cashflow information and non-cash investing
    and financing activities:
Cash paid for interest                                             $    2,979,921     $    1,496,768
                                                                    =============      =============
Satisfaction of preferred Stock Series B Subscription with
    related party vessel services                                               -          1,073,352
                                                                    =============      =============

Acquistion of property and equipment
Cost of equipment purchased                                        $    1,873,159     $            -
Loan Equipment                                                         (1,400,000)
                                                                    -------------      -------------
    Cash paid for equipment                                        $      473,159     $            -
                                                                    =============      =============

See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

                                                                     Three Months                             Nine Months
                                                                  Ended September 30,                     Ended September 30,
                                                        -------------------------------------   ------------------------------------
                                                             2004           2003 (Restated)          2004           2003 (Restated)
                                                        ----------------   ------------------   ----------------   -----------------
Net income (loss)                                       $     1,154,205     $     (863,219)      $   2,502,187      $    (4,044,449)
Total stock-based employee compensation cost
   included in the determination of net income
   (loss), net of related tax effects

Total stock-based employee compensation
   cost determined under fair value method
   for all awards, net of related tax effects                  (115,824)          (127,789)           (355,598)            (383,400)
                                                         --------------      -------------        ------------       --------------

                                                        $     1,038,381     $     (991,008)      $   2,146,589      $    (4,427,849)

Income (Loss) per common share:
Basic, as reported                                      $          0.06     $        (0.13)      $        0.09      $         (0.55)
Diluted, as reported                                    $          0.05     $        (0.13)      $        0.09      $         (0.55)
Basic, pro forma                                        $          0.05     $        (0.15)      $        0.06      $         (0.59)
Diluted, pro forma                                      $          0.04     $        (0.15)      $        0.06      $         (0.59)


During the three and nine months ended September 30, 2004 respectively, 4,543 and 14,031 options were exercised. There were no options issued during the nine months ended September 30, 2004.

Earnings per share - options to purchase 576,000 shares of the Company's common stock were excluded from the calculation of diluted earnings per share because they were out of the money during the three and nine month period ending September 30, 2004.

2. SIGNIFICANT TRANSACTIONS

In April 2004, the Company refinanced its term loan and revolving line of credit with a new senior lender. The facility consists of a revolving line of credit in the amount of $20.0 million and a term loan in the amount of $3.0 million, both of which are due in April 2007. The new debt provides for interest at prime plus 1.5% for the revolving line of credit and prime plus 7.5% for the term loan and is payable monthly. The revolving line of credit is subject to a borrowing base calculation but requires the Company to maintain a minimum availability of $2.0 million. As of September 30, 2004, the Company had $14.3 million drawn under the credit facility. The borrowing base is based on a percentage of eligible accounts receivable and revenue equipment, as defined. Both obligations are secured by receivables and revenue equipment. Related party debt maturities in the amount of $4.9 million has been rescheduled from October 2004 to May 2007. During 2004, the Company's affiliate, Kadampanattu Corp. has agreed to defer certain charterhire payments to be paid by the Company. The total deferred amount at September 30, 2004 is $2.6 million and is payable in 36 monthly payments commencing January 2005. The Company expects to defer $.3 million in the fourth quarter of 2004.

The Company announced in July 2004 that it had reached an agreement to purchase its affiliate, Kadampanattu Corp. for $32.0 million. Under the agreement, the Company has the ability until the end of 2004, to purchase Kadampanattu Corp., which owns roll-on/ roll-off vessels that the Company currently charters for $7.4 million per year and is the holder of the Company's $24.0 million Series B Preferred Stock. The Company is attempting to finance this purchase with borrowed funds aggregating $80.0 million, and also payoff certain of its debt facilities. If completed, the Company expects that such purchase and refinancing would be immediately accretive to the Company's earnings. In this regard, on a annual basis purchased transportation expense from a related party of $7.4 million would be eliminated and rent would decrease by $4.1 million. In addition on a annual basis, Interest and Depreciation expense will increase by $6.2 million and $3.3 million respectively, resulting in an estimated favorable impact of $2.0 million.

On July 23, 2004 the holder of the Company's Series A Preferred Stock exercised its right to convert such stock into 1,955,000 shares of common stock of the Company. The holder of preferred shares, Transportation Receivables 1992, LLC, is wholly-owned by the Estate of M. P. McLean an affiliate of the Company.

In August and September of 2004, the Company purchased a group of containers. The containers were part of an operating lease that was due to expire in 2004. The purchase price for the equipment was $1.8 million and the Company obtained financing for $1.4 million related to the transaction. In connection with the purchase, the Company had an appraisal performed, which included a review of the useful lives of its containers and chassis. The results of the appraisal indicated an increase in the useful life of these assets. As such, management revised its estimate of the remaining useful lives of chassis, VTMs (Specialized containers for carrying vehicles) and containers to extend the useful live by approximately 6 years. During the quarter ended September 30, 2004, a change in accounting estimate was recognized to reflect this decision, resulting in an increase in net income of $133,277, or $.01 per basic and diluted share.

3. EARNINGS PER SHARE

The Company adopted the consensus reached in EITF 03-06, "Participating Securities and Two-Class Method under FASB 128" which provides further guidance on the definition of participating securities and requires the use of the two-class method in calculating earnings per share for enterprises with participating securities under SFAS Statement 128 "Earnings per Share."

Pursuant to EITF 03-06, the Company's Series A convertible preferred shares (prior to their conversion to common shares) were considered participating securities. EITF 03-06 requires that each period's income be allocated to participating securities. Accordingly, for the reporting periods in which there is income attributable to common shareholders, the Company allocated a portion of such income to the Series A convertible shareholders based upon the pro-rata share of income, weighted for the period prior to redemption. During reporting periods in which there was a net loss attributable to common shareholders, such loss is allocated entirely to the common shares. For the three months and nine months ended September 30, 2004, $28,436 and $138,663 of the net income was allocated to the convertible preferred shares. For the three and nine months ended September 30, 2003, none of the loss was allocated to the preferred shareholders.

The following reconciles Basic and Diluted Earnings Per Share:

                                                                 Three Months                       Nine Months
                                                              Ended September 30,               Ended September 30,
                                                         ------------------------------   ------------------------------
                                                             2004            2003             2004            2003
                                                         --------------  --------------   -------------   --------------

Net income attributable to commons shareholders           $    654,531    $ (1,315,296)    $  1,084,874    $  (5,416,451)
Net Income allocated to preferred
     Series A Shareholders (prior to conversion)(1)            (28,436)                        (138,663)               -
                                                           -----------     -----------      -----------     ------------
Net income allocated to common shareholders               $    626,095    $ (1,315,296)    $    946,211    $  (5,416,451)

Weighted average common shares-basic                        11,229,004       9,777,633       10,270,370        9,777,544
Add:  Dilutive effect of options                               358,097                          243,317
                                                           -----------     -----------      -----------     ------------
Weighted average shares -Diluted                            11,587,101       9,777,633       10,513,687        9,777,544

Income (Loss) per common share:
Basic, pro forma                                          $       0.06    $      (0.13)    $       0.09    $       (0.55)
Diluted, pro forma                                        $       0.05    $      (0.13)    $       0.09    $       (0.55)

(1) Weighted for days outstanding prior to conversion on July 23, 2004.


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

Three Months Ended September 30, 2004 Compared to the Three Months Ended
------------------------------------------------------------------------
September 30, 2003
------------------

The Puerto Rico lane in which the Company operates had been subjected to overcapacity and intense competition over the five years prior to 2003. As a result of the reduction of vessel capacity in the trade lane in 2002, the Puerto Rico lane stabilized and competition became less intense during 2003 and has continued to abate in 2004. The Company increased utilization of its vessels during 2003. The Company's utilization has been maintained over the last twenty-one months while rates within the Puerto Rico lane have increased.


The following table sets forth the indicated items as a percentage of net revenues for three months ended September 30, 2004 and 2003:

                      Operating Statement - Margin Analysis
                            (% of Operating Revenues)

                                                                   Three Months
                                                                Ended September 30,
                                                        -----------------------------------
                                                              2004               2003
                                                        ----------------   ----------------

Operating Revenues                                            100%               100%
Salaries, wages, and benefits                                 15.5               17.1
Rent and purchased transportation:
      Related Party                                            7.7                8.2
      Other                                                   24.7               29.9
Fuel                                                          10.4                9.6
Operating and maintenance (exclusive of
depreciation shown separately below)                          23.0               23.8
Taxes and licenses                                             0.2                0.7
Insurance and claims                                           3.4                3.5
Communications and utilities                                   0.5                0.6
Depreciation and amortization                                  2.8                3.8
(Gain) Loss on sale of equipment                              (0.1)              (0.1)
Other operating expenses                                       4.0                4.0
                                                        ----------------   ----------------
Total Operating Expenses                                      92.1              101.1
Operating income (loss)                                        7.9               (0.7)
Net interest expense                                          (3.1)              (3.1)
                                                        ----------------   ----------------
Net income (loss)                                             4.8%               (3.8)%
                                                        ================   ================



The Company's operating ratio (operating expense stated as a percentage of operating revenues) improved from 101% during the three months ended September 30, 2003 to 92% during the three months ended September 30, 2004.



Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue by sailing route and freight carried:

       Revenue & Volume changes for Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003.

                                            Overall           Southbound         Northbound
                                        ----------------   -----------------   ----------------
Volume Percent Change:
Core container & trailer                      -2.8%               -3.7%               0.0%
Auto and other cargos                         26.9%               29.1%              10.0%
SOLs                                           0.2%               -1.2%              16.0%

Revenue Change ($millions):
Core container & trailer                $      0.1            $    0.2           $   (0.1)
Auto and other cargos                          0.9                 1.0               (0.1)
SOLs                                          (0.1)               (0.1)               0.0
Other Revenues                                 0.4
                                         ---------
Total Revenue Change                    $      1.3
                                         ---------


Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 94.9% for the three months ended September 30, 2004, compared to 93.3% for the three months ended September 30, 2003.

Revenue for the three months ended September 30, 2004 was $23.9 million, compared to $22.6 million for the three months ended September 30, 2003. The increase in revenue was primarily due to increased freight rates and increased accessorial charges. The Company's fuel surcharge is included in the Company's revenues and amounted to $1.9 million during the three months ended September 30, 2004 compared to $1.1 million in the three months ended September 30, 2003. The Company's demurrage is included in the Company's revenues and amounted to $0.6 million during the three months ended September 30, 2004 compared to $0.7 million in the three months ended September 30, 2003. Demurrage is a charge assessed for failure to return empty freight equipment on time. The Company's charterhire is included in the Company's revenues and amounted to $0.1 million during the three months ended September 30, 2004 compared to $0.2 millions charterhire in the three months ended September 30, 2003. Charterhire is rental revenue for vessels not in use in liner service. Southbound core container & trailer volume was lower during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to hurricane related delays in the sailing schedule.

This past hurricane season was unusually active with four hurricanes striking various parts of Florida during August and September. As a result of port closings and weather resulting from these hurricanes, the Company's schedules were affected and the timing of certain sailings was delayed. Two northbound sailings that were originally scheduled for September did not occur until early October, resulting in approximately $200,000 less revenue in September. In addition, volume and revenue in September was less than what it would have been as the operations of various customers, particularly certain customers located in Florida, were disrupted. The Company has now caught up on its schedule and no sailings were actually lost. We believe that the effect of these hurricanes will primarily be one of timing in terms of when revenue occurs rather than any meaningful actual lost revenue.

Operating Expenses

Salary, wages and benefits decreased by $0.2 million or 4.1% due to lower company driver miles due shift to rail transportation within our intermodal model. Purchased transportation other than to a related party decreased $0.8 million or 12.56% primarily due to the increased use of rail transportation which is more cost effective than trucking and also decreased as a result of our August and September 2004 container purchase. Taxes and licenses decreased $0.1 million or 68.91% due primarily to a ruling by the Puerto Rican Supreme Court in the Company's favor concerning a previously accrued and disputed Volume of Business Tax in the Guaynabo Municipality of Puerto Rico. Fuel cost increased by $0.3 million or 14.3% primarily due to the increases on the world market for crude oil which minimized the effect of the Company use of more fuel efficient tugs. As a result, the Company's operating ratio improved to 92% during the three months ended September 30, 2004 from 101% during the three months ended September 30, 2003.

In August and September of 2004, the Company purchased a group of containers. The containers were part of an operating lease that was due to expire in 2004. The purchase price for the equipment was $1.8 million and the Company obtained financing for $1.4 million related to the transaction. In connection with the purchase, the Company had an appraisal performed, which included a review of the useful lives of its containers and chassis. The results of the appraisal indicated an increase in the useful life of these assets. As such, management revised its estimate of the remaining useful lives of chassis, VTMs (Specialized containers for carrying vehicles) and containers to extend the useful live by approximately 6 years. During the quarter ended September 30, 2004, a change in accounting estimate was recognized to reflect this decision, resulting in an increase in net income of $133,277, or $.01 per basic and diluted share.

In the quarter in which the Kadampanattu transaction discussed in Note 2 to the Financial Statements concludes and in accordance with Topic D-42, "the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock," the $0.5 million excess of the consideration transferred to holders of the preferred stock over the carrying amount on our books will be subtracted from net income to arrive at net income attributable to common shareholders in the calculation of earnings per share.

If completed, the Company expects that such purchase and refinancing would be immediately accretive to the Company's earnings. In this regard-, on a annual basis purchased transportation expense from a related party of $7.4 million would be eliminated and rent would decrease by $4.1 million. In addition on a annual basis, Interest and Depreciation expense will increase by $6.2 million and $3.3 million respectively, resulting in an estimated favorable impact of $2.0 million.

No tax expense has been recorded by the Company for the period due to its deferred tax asset having a valuation allowance recorded at 100% of the deferred tax asset value. At September 30, 2004 the Company has a net deferred tax asset of approximately $22.0 million which is offset by a 100% valuation allowance. The Company expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.

As a result of the factors described above, the Company reported a net income of $1.2 million for the three months ended September 30, 2004 compared to net loss of $0.9 million in the same period in 2003.



Nine months Ended September 30, 2004 Compared to the Nine months Ended
----------------------------------------------------------------------
September 30, 2003
------------------

The following table sets forth the indicated items as a percentage of net revenues for nine months ended September 30, 2004 and 2003:

                      Operating Statement - Margin Analysis
                            (% of Operating Revenues)

                                                               Nine Months
                                                           Ended September 30,
                                                   --------------------------------------
                                                        2004                  2003
                                                   ----------------      ----------------

Operating Revenues                                     100.0%                100.0%
Salaries, wages, and benefits                            16.0                  18.3
Rent and purchased transportation:
      Related Party                                       7.8                   8.5
      Other                                              24.2                  28.6
Fuel                                                     10.1                  10.4
Operating and maintenance (exclusive of
depreciation shown separately below)                     24.1                  25.0
Taxes and licenses                                        0.2                   0.8
Insurance and claims                                      3.4                   3.5
Communications and utilities                              0.5                   0.6
Depreciation and amortization                             3.3                   4.0
(Gain) Loss on sale of equipment                         (0.0)                 (0.0)
Other operating expenses                                  3.8                   3.2
                                                   ----------------      ----------------
Total Operating Expenses                                 93.4                 102.9
Operating income (loss)                                   6.6                  (2.9)
Net interest expense                                     (3.1)                 (3.4)
                                                   ----------------      ----------------
Net income (loss)                                        3.5%                  (6.3)%
                                                   ================      ================


The Company's operating ratio (operating expense stated as a percentage of operating revenues) improved from 103% during the nine months ended September 30, 2003 to 93% during the nine months ended September 30, 2004.


Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue by sailing route and freight carried:

        Revenue & Volume changes for Nine Months ended September 30, 2004 compared to Nine Months Ended September 30, 2003.

                                            Overall           Southbound         Northbound
                                        ----------------   -----------------   ----------------
Volume Percent Change:
Core container & trailer                       3.0%               -1.4%              17.2%
Auto and other cargos                          5.0%                5.9%              -1.9%
SOLs                                           2.2%                5.9%             -30.6%

Revenue Change ($millions):
Core container & trailer                 $      2.0           $     1.5          $     0.5
Auto and other cargos                           1.9                 1.9                0.0
SOLs                                            0.1                 0.1                0.0
Other Revenues                                  2.6
                                          -----------
Total Revenue Change                     $      6.6
                                          -----------

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 93.9% for the nine months ended September 30, 2004, compared to 94.1% for the nine months ended September 30, 2003.

Revenue for the nine months ended September 30, 2004 was $71.0 million compared to $64.4 million for the nine months ended September 30, 2003. The increase in revenue was primarily due to increased freight rates and increased accessorial charges. The Company's fuel surcharge is included in the Company's revenues and amounted to $4.7 million during the nine months ended September 30, 2004 compared to $2.9 million during the nine months ended September 30, 2003. The Company's demurrage is included in the Company's revenues and amounted to $2.2 million during the nine months ended September 30, 2004 compared to $1.6 million during the nine months ended September 30, 2003. Demurrage is a charge assessed for failure to return empty freight equipment on time. The Company's charterhire is included in the Company's revenues and amounted to $0.5 million during the nine months ended September 30, 2004 compared to $.2 million charterhire during the nine months ended September 30, 2003. Charterhire is rental revenue for vessels not in use in liner service.

This past hurricane season was unusually active with four hurricanes striking various parts of Florida during August and September. As a result of port closings and weather resulting from these hurricanes, the Company's schedules were affected and the timing of certain sailings was delayed. Two northbound sailings that were originally scheduled for September did not occur until early October, resulting in approximately $200,000 less revenue in September. In addition, volume and revenue in September was less than what it would have been as the operations of various customers, particularly certain customers located in Florida, were disrupted. The Company has now caught up on its schedule and no sailings were actually lost. We believe that the effect of these hurricanes will primarily be one of timing in terms of when revenue occurs rather than any meaningful actual lost revenue.

Operating Expenses

Purchased transportation other than to a related party decreased $1.2 million or 6.49% primarily due to the increased use of rail transportation which is more cost effective than trucking and also decreased as a result of our August and September 2004 container purchase. Operating and maintenance expense increased $1.2 million or 7.75% principally due to $0.3 million in drydocking charges, $0.6 in transportation equipment repairs and $0.2 in cargo handling expense due to heavy volumes in the period. Taxes and licenses decreased $0.4 million or 74.5% due primarily to a ruling by the Puerto Rican Supreme Court in the Company's favor concerning a previously accrued and disputed Volume of Business Tax in the Guaynabo Municipality of Puerto Rico. As a result, the Company's operating ratio improved to 93% during the nine months ended September 30, 2004 from 103% during the nine months ended September 30, 2003.

In August and September of 2004, the Company purchased a group of containers. The containers were part of an operating lease that was due to expire in 2004. The purchase price for the equipment was $1.8 million and the Company obtained financing for $1.4 million related to the transaction. In connection with the purchase, the Company had an appraisal performed, which included a review of the useful lives of its containers and chassis. The results of the appraisal indicated an increase in the useful life of these assets. As such, management revised its estimate of the remaining useful lives of chassis, VTMs (Specialized containers for carrying vehicles) and containers to extend the useful live by approximately 6 years. During the quarter ended September 30, 2004, a change in accounting estimate was recognized to reflect this decision, resulting in an increase in net income of $133,277, or $.01 per basic and diluted share.

In the quarter in which the Kadampanattu transaction discussed in Note 2 to the Financial Statements concludes and in accordance with Topic D-42, "the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock," the $0.5 million excess of the consideration transferred to holders of the preferred stock over the carrying amount on our books will be subtracted from net income to arrive at net income attributable to common shareholders in the calculation of earnings per share.

If completed, the Company expects that such purchase and refinancing would be immediately accretive to the Company's earnings. In this regards, on a annual basis purchased transportation expense from a related party of $7.4 million would be eliminated and rent would decrease by $4.1 million. In addition on a annual basis, Interest and Depreciation expense will increase by $6.2 million and $3.3 million respectively, resulting in an estimated favorable impact of $2.0 million.

No tax expense has been recorded by the Company for the period due to its deferred tax asset having a valuation allowance recorded at 100% of the deferred tax asset value. At September 30, 2004 the Company has a net deferred tax asset of approximately $22.0 million which is offset by a 100% valuation allowance. The Company expects to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.

As a result of the factors described above, the Company reported a net income of $2.5 million for the nine months ended September 30, 2004 compared to a net loss of $4.0 million for the nine months ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $2.0 million in the first nine months of 2004 compared to net cash used in operations of $.5 million in 2003. This represented an improvement of $2.5 million primarily resulting from an increase in net income of $6.5 million, partially offset by $1.7 million increase in accounts receivable between periods due to increased sales and $2.5 million decrease in accounts payable between periods due to larger cash availability as a result of the Company`s new line of credit. Net cash used by investing activities was $.5 million in the first nine months of 2004 compared to net cash provided by investing activities of $0.1 million in 2003. The change is due primarily from payments made towards the purchase of containers under operating leases by the Company. Net cash used in financing activities was $.9 million in the first nine months of 2004 compared to net cash used in financing activities of $1.3 million in 2003 representing a change of $.4 million. During the second quarter of 2004, the Company's refinanced its term loan and revolving line of credit facility with new lender. The refinancing is reflected as both an increase in proceeds of $8.4 million and principal payments of $7.2 million. At September 30, 2004, cash amounted to approximately $1.0 million, working capital was a positive $3.2 million, and stockholders' equity was $7.2 million.

In April 2004, the Company refinanced its term loan and revolving line of credit with a new senior lender. The facility consists of a revolving line of credit in the amount of $20.0 million and a term loan in the amount of $3.0 million, both of which are due in April 2007. The new debt provides for interest at prime plus 1.5% for the revolving line of credit and prime plus 7.5% for the term loan and is payable monthly. The revolving line of credit is subject to a borrowing base calculation but requires the Company to maintain a minimum availability of $2.0 million. As of September 30, 2004, the Company had $14.3 million drawn under the credit facility. The borrowing base is based on a percentage of eligible accounts receivable and revenue equipment, as defined. Both obligations are secured by receivables and revenue equipment. Related party debt maturities in the amount of $4.9 million has been rescheduled from October 2004 to May 2007. During 2004, the Company's affiliate, Kadampanattu Corp. has agreed to defer certain charterhire payments to be paid by the Company. The total deferred amount at September 30, 2004 is $2.6 million and is payable in 36 monthly payments commencing January 2005. The Company expects to defer $.3 million in the fourth quarter of 2004.

In August and September of 2004, the Company purchased a group of containers. The containers were part of an operating lease that was due to expire in 2004. The purchase price for the equipment was $1.8 million and the Company obtained financing for $1.4 million related to the transaction.

The Company announced in July 2004 that it had reached an agreement to purchase its affiliate, Kadampanattu Corp. for $32.0 million. Under the agreement, the Company has the ability until the end of 2004, to purchase Kadampanattu Corp., which owns roll-on/ roll-off vessels that the Company currently charters for $7.3 million per year and the $24.0 million in the Company's Series B Preferred

Stock. The Company is attempting to finance this purchase with borrowed funds aggregating $80.0 million, and also payoff certain of its debt facilities. If completed, the Company expects that such purchase and refinancing would be immediately accretive to the Company's earnings and have a positive effect on cash flow by reducing lease payments to related party by $7.4 million and rent payments by $4.1 million partially offset by higher interest payments of $6.2 million annually.

On July 23, 2004 the holder of the Company's Series A Preferred Stock exercised its right to convert such stock into 1,955,000 shares of common stock of the Company. The holder of preferred shares, Transportation Receivables 1992, LLC, is wholly-owned by the Estate of M. P. McLean an affiliate of the Company.


CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to our critical accounting policies during the three months ended September 30, 2004, as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.


 FORWARD-LOOKING STATEMENTS

This report, particularly the preceding discussion of "Liquidity and Capital Resources" contains statements that may be considered as forward-looking or predictions concerning future operations. Such statements are based on management's belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company's control and could have a material impact on future operating results are risk of economic recessions, severe weather conditions, changes in the price of fuel, changes in demand for transportation services offered by the Company, changes in services offered by the Company's competitors, risks of transportation generally and changes in rate levels for transportation services offered by the Company, and the Company's ability to borrow funds to close the K-Corp acquisition.

 PART II


OTHER INFORMATION


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

Item 6. Exhibits

(a)      Exhibits

Exhibit
Number                                              Description of Exhibit

10.25 Employment Agreement dated as of August 5, 2004 between Trailer Bridge, Inc. and John D. McCown

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

TRAILER BRIDGE, INC.




Date: November 11, 2004                     By:   /s/ John D. McCown
                                          --------------------------------------
                                            John D. McCown
                                            Chairman and Chief Executive Officer


Date: November 11, 2004                     By:   /s/ Mark A. Tanner
                                          --------------------------------------
                                             Mark A. Tanner
                                             Vice President of Administration
                                             and Chief Financial Officer