Form 10-K
period 2004-12-31
TRAILER BRIDGE INC
filed 2005-03-31
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ___      No X

The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter was $19,858,928 (based upon $5.01 per share being the price at which the common equity was last sold). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of February 28, 2005 11,763,230 shares of the registrant's common stock, par value $.01 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, 13, and 14 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2005 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

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

Trailer Bridge increased its vessel capacity again in 1998 and 1999 when it took delivery of five 403' long container carrying barges designed specifically for the Company's integrated truckload marine transportation system and bearing the Company's Triplestack Box Carrier(R) trade name. The Triplestack Box Carriers are versatile, low-draft vessels that have a capacity of 272 53' containers, stacked three-high on a single deck. During the fourth quarter of 2000 and throughout 2001, the Company provided a weekly sailing directly between Newark, New Jersey and San Juan, Puerto Rico. This service was discontinued in December 2001. The Company currently utilizes two mid-bodied roll-on roll-off vessels and two Triplestack Box Carriers to provide twice weekly sailings directly between Jacksonville, Florida and San Juan, Puerto Rico. Three Triplestack Box Carriers are currently available for short or long term charter. During 2004, 2003 and 2002 one Triplestack Box Carrier was chartered for a portion of the year under short-term charters agreements. At March 1, 2005 one Triplestack Box Carrier is under short-term charter.

OPERATIONS

At December 31, 2004, Trailer Bridge operated a fleet of 113 tractors, 548 high-cube trailers, 2,797 53' high cube containers and 2,174 53' chassis that transport truckload freight between the Company's San Juan, Puerto Rico port facility, its Jacksonville port facility and inland points in the US and Puerto Rico. The Company provides full truckload service between inland points within the continental U.S., primarily to streamline the final delivery of goods to maximize revenues. The Company maintains a centralized dispatch and customer service center at its Jacksonville headquarters to coordinate the movement of customer freight throughout our system. The operations center features a fully integrated computerized dispatch and customer service network. Customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Dispatch and customer service personnel work together to coordinate Puerto Rico and non-Puerto Rico freight to achieve the most optimum load balance and minimize empty miles within the Company's truckload operation.

At December 31, 2004, Trailer Bridge owned and operated two 736' triple-deck, roll-on/roll-off (ro/ro) ocean-going barges and two 403' Triplestack Box Carriers. Loading of the ro/ro barges is performed with small maneuverable yard tractors operated by stevedores hired by an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each Triplestack Box Carrier is towed at approximately 9 knots by one 5,000 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of an unaffiliated tug owner. Compared to a self-propelled vessel, a towed barge has reduced Coast Guard manning requirements and higher fuel efficiency compared to the steam turbine vessels operated by competitors. Similarly, the large number of U.S. tugs available for charter provides the Company with a reliable source for towing services

MARKETING AND CUSTOMERS

Senior management leads the Company's sales and marketing function and sales professionals based in Jacksonville, San Juan and other key U.S. cities. These sales personnel aggressively market Trailer Bridge to shippers as a customer-oriented provider of value-priced and dependable service. The Company targets major shippers with high volume, repetitive shipments whose freight lends itself to integrated trucking and marine service.

The Company believes that price is the primary determinant in the freight lanes in which it is involved. However, the Company also believes that it provides enhanced service that results from its use of an intermodal model (Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to air, water, land and rail). This intermodal service frees the customer from the operational complexities of coordinating the interface between over-the-road, rail and marine service. This customer service philosophy has generated increased demand from existing customers and has led to ongoing relationships with customers such as DaimlerChrysler, General Motors, K Mart, JC Penney, Home Depot, Georgia Pacific, General Electric, Procter & Gamble, Whirlpool, SC Johnson, Walgreen's and Toys `R' Us.

Because the Company has a diversified customer base, typical shipments to Puerto Rico include furniture, consumer goods, raw materials for manufacturing, electronics, new and used automobiles, and apparel, whereas, the typical shipments from Puerto Rico normally include healthcare products, pharmaceuticals, electronics, shoes and recyclables. Management intends to continue the Company's efforts both to increase business with existing customers and add new core relationships.

The Company maintains written contracts with the majority of its customers. These contracts generally specify service standards and rates, eliminating the need for negotiating the rate for individual shipments. A contract typically requires a minimum tender of cargo during a specified term in return for a set rate during the period.

The continental United States/Puerto Rico trade lane in which the Company operates is imbalanced with approximately 80% of the freight moving southbound. The Company's core business is southbound containers and trailers but it also moves new automobiles, used automobiles, non-containerized, or freight not in trailers ("NITs") and freight moving in shipper owned or leased equipment ("SOLs").

VESSELS

Ro/Ro Barges

At December 31, 2004, the Company owned and operated two 736' by 104' triple-deck roll-on/roll-off barges. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville and San Juan that have been built specifically for the Company. Eight lanes on each vessel have been converted to carry new and used automobiles on car decks that allow up to 11 cars to fit in the space previously used for one 53' unit. The trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the trailers into position on the vessel.

Triplestack Box Carriers

At December 31, 2004, the Company owned and operated two Triplestack Box Carriers ("TBC") that are single deck barges designed to carry 53' containers in a liner trade between Jacksonville, Fl. and San Juan Puerto Rico. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan. Wheeled vehicles, known as reach-stackers, carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks. The Company has filed for patent protection for its unique system consisting of the vessels and their related loading and unloading method.

Currently, three of the TBC are not used in regular service but are available for short or long-term charter, of these one is currently chartered under a short-term lease agreement.

VESSELS OWNED BY THE COMPANY

    VESSEL NAME              TYPE             CAPACITY              SERVICE
    -----------              ----             --------              -------

SAN JUAN JAX BRIDGE          Ro/Ro          405 53' units         Jax/San Juan
JAX SAN JUAN BRIDGE          Ro/Ro          405 53' units         Jax/San Juan
ATLANTA BRIDGE               TBC            272 53' units         Laid up
CHARLOTTE BRIDGE             TBC            272 53' units         Laid up
MEMPHIS BRIDGE               TBC            272 53' units         Jax/San Juan
CHICAGO BRIDGE               TBC            272 53' units         Chartered
BROOKLYN BRIDGE              TBC            272 53' units         Jax/San Juan

RAMP STRUCTURES

The loading and unloading of the Company's two 736' by 104' triple-deck roll-on/roll-off barges is accomplished through the use of ramp structures at both locations. The Company owns a floating ramp structure in San Juan for the two 736' by 104' triple-deck roll-on/roll- off barges. In Jacksonville, the Company has the preferential right to use a land-base ramp structure built and owned by the Jacksonville Port Authority.

REVENUE EQUIPMENT

At December 31, 2004, the Company had 108 line haul tractors and 5-day cabs. The line haul power units are conventional tractors. The day cabs are used for local delivery work in the Jacksonville area. The Company also operated 548 dry van trailers, of which 533 measured 48' x 102" models and 15 of which were 53' x 102" models, as well as, 2,797 53' containers and 2,174 chassis.

At December 31, 2004, the Company owned 305 Vehicle Transport Module(R) or VTM's(TM) ("VTM's") designed and built by the Company. These units are used to transport automobiles and can hold up to three vehicles to provide an efficient unit for loading and unloading. During 2004 the Company received two separate patents for the VTMs. One patent covers the VTM unit while the second patent covers the method of loading and unloading vehicles into the VTM.

The Company performs preventative maintenance on equipment at its Jacksonville operations center, with major maintenance and repairs handled by outside contractors.

DRIVER RECRUITING AND RETENTION

The Company offers competitive compensation and full health care benefits differentiating it from many truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, awarding supporting line-haul operations positions, while providing more predictable home time for its drivers. The Company driver turnover in 2004 was 21.9% compared to 33% in 2003.

FUEL AVAILABILITY AND COST

The Company actively manages its fuel costs by requiring drivers to fuel in Jacksonville at an offsite fuel facility where the Company has established a favorable pricing arrangement. Whenever possible in route, drivers are required to fuel at truck stops and service centers with which the Company has established volume purchasing discounts. The Company also offers fuel-conservation bonuses to our drivers based on achieving miles per gallon goals.

Although the Company pays indirectly for the marine fuel used by the large tugs it charters, tug crew personnel employed by the tug owner control the actual fuel loading. The tug owner is responsible for providing the tug fuel. The cost of which is rebilled and paid by the Company. The fuel is purchased and loaded in each of the ports served by the Company, primarily Jacksonville, Florida, at nearby fuel facilities during cargo loading operations.

Trailer Bridge does not engage in any fuel hedging activities.

In 2001 due to the increased cost of fuel, the Company instituted fuel surcharges to its customers, pursuant to its tariff and these fuel surcharges have remained in place throughout 2004. The fuel surcharges for domestic truck movements are charged on a per mile basis and are stipulated in the Company's tariff at predetermined levels based upon the price of fuel. During 2004 the fuel surcharge for domestic truck movements was between $.04 per mile to $.14 per mile. This fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis and have substantially helped to offset the increases in fuel prices. The additional fuel surcharge is distinguished from freight revenues and both are reported in the Company's operating revenues.

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

TECHNOLOGY

The Company utilizes an IBM AS-400 computer system to handle its accounting and operations requirements. The computer system links the Company's headquarters, truck operations center, San Juan office and marine terminals in Jacksonville and San Juan. The system enhances the Company's operating efficiency by providing cost effective access to detailed information concerning available equipment, loads, shipment status and specific customer requirements, and permits the Company to respond promptly and accurately to customer requests.

The Company's electronic data interchange ("EDI") capability allows customers to tender loads, receive load confirmation, check load status and receive billing information via computer. The Company's EDI system also helped in accelerating the collection of its receivables. The Company's largest customers require EDI service from their core carriers. It is Management's belief that this advanced technology will be required by an increasing number of large shippers as they reduce the number of carriers they use in favor of the more responsive core carriers.

During 2003 the Company implemented a web-based load tracking system, providing customers with real time load information this booking system was deployed during 2004. This system, along with the EDI, has allowed the Company to better respond to customer demands. Since the deployment of this web based tracking system, usage has increased as our customers have found these systems to be useful for tracking their inventory and monitoring of their current payables. These systems have also enabled Trailer Bridge to handle increasing demand with greater efficiency, by knowing the exact location and load of every operator as well as, open or excess capacity and their performing customers.

A new project initiative under review for 2005 will allow for the integration of all of our servers under a common platform. The new iSeries AS/400 computer system will further enhance the security of all corporate data by combining all data stores into a unified environment. This approach to data storage and retrieval into a SANS environment tightens controls on access via better management tools in the integrated environment. It also moves control of traditionally vulnerable Microsoft operating software into the control of the IBM OS/400 operating system, the most secure operating systems in the industry today.

COMPETITION

The Company currently competes with three carriers for freight moving between the U.S. and Puerto Rico where its southbound container volume market share, excluding vehicles, during 2004 was approximately 13%. During 2002 one of the Company's competitors, Navieras de Puerto Rico ("NPR"), which had operated under Chapter 11 bankruptcy protection since March 2001, ceased operations by selling its vessels and other assets to another competitor Sea Star Line. The current operators in the Puerto Rico trade are Horizon Lines LLC, Crowley Liner Services, Trailer Bridge and Sea Star Line. Based on available southbound industry data for 2004, Horizon Lines LLC has approximately 33% of the market and operates five steam turbine powered container vessels that carry mainly 40' containers. Crowley Liner Services, a subsidiary of Crowley Maritime Corporation, has approximately 33% of the market and operates roll-on/roll-off barges in various services between the U.S. and Puerto Rico. Sea Star Line, owned primarily by Saltchuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc. has approximately 21% of the market with two steam turbine powered combination RO/RO container vessels. If vehicle cargos were included, in the market share analysis both Trailer Bridge's and Crowley's market share would be in excess of the preceding figures.

Puerto Rico shippers select carriers based primarily upon price and to a lesser extent, criteria such as frequency, transit time, consistency, billing accuracy and claims experience. The Company faces vigorous price competition from competitors in the Puerto Rico market, which are part of larger transportation organizations that possess greater financial resources than the Company.

The trucking industry is highly competitive and fragmented with, no one carrier or group of carriers dominating the market. The Company's non-Puerto Rico domestic truckload operations, which are used primarily to balance its core Puerto Rico service, compete with a number of trucking companies as well as private truck fleets used by shippers to transport their own products. Truckload carriers compete primarily on the basis of price. The Company's truck freight service also competes to a limited extent with rail and rail-truck intermodal service, but the Company attempts to limit this competition by seeking more time and service-sensitive freight.

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

The Company's marine operations are conducted in the U.S. domestic trade. A set of federal laws known as the Jones Act requires that only U.S. built, operated and crewed vessels move freight between ports in the U.S., including the noncontiguous areas of Puerto Rico, Alaska, Hawaii and Guam. These marine operations are subject to regulation by various federal agencies, including the Surface Transportation Board, the U.S. Maritime Administration and the U.S. Coast Guard. These regulatory authorities have broad powers governing activities such as operational safety, tariff filings of freight rates, certain mergers, contraband, environmental contamination and financial reporting. Management believes that its operations are in material compliance with current marine laws and regulations, but there can be no assurance that current regulatory requirements will not change.

EMPLOYEES

At December 31, 2004, Trailer Bridge had 202 employees consisting of 80 truck drivers and 122 executive and administrative personnel.

WEBSITE

The Company maintains a website at TrailerBridge.com. All Company filings can be viewed on this website as soon as practicable after filing.

Item 2. Properties

Trailer Bridge is headquartered in Jacksonville, Florida, where it owns a 16,000 square foot office building adjacent to its truck operations center. This facility allows 81 Jacksonville personnel to be centralized in one location. The office building has also been designed so that additions can be constructed to serve the Company's future needs. The truck operations center property consists of 27.0 acres near Interstate 95, approximately 2 miles from the Company's marine terminal on Blount Island. In addition to the office building, the property includes an 11,400 square foot tractor maintenance shop where preventative maintenance and repair are performed, as well as, a trailer washing facility, drivers' lounge and parking space for tractors and trailers.

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

Item 3. Legal Proceedings

The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims related to personnel matters or for personal injury and property damage incurred in the transportation of freight. The Company presently is a party to litigation arising from vehicle accidents and cargo damage. Management is not aware of any claims or threatened claims that reasonably would be expected to exceed insurance limits or have a material adverse effect upon the Company's operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock began trading on the NASDAQ National Market tier of The NASDAQ Stock Market on July 29, 1997 under the symbol: TRBR. During 2003 the Company's Common Stock was transferred to the NASDAQ Small Cap Market.

The following table represents the high and low sales price for the past two years.



                2004                            High             Low
                ----                            ----             ---
           First Quarter                    $   7.99          $   5.25
           Second Quarter                       6.50              3.56
           Third Quarter                        6.13              3.92
           Fourth Quarter                   $   9.52          $   4.50


                2003                            High             Low
                ----                            ----             ---
           First Quarter                    $   2.95          $   1.68
           Second Quarter                       3.99              2.09
           Third Quarter                        4.00              3.00
           Fourth Quarter                   $   6.72          $   3.35




The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Certain of the Company's loan documents prevent the payment of cash dividends under certain circumstances.

As of March 15, 2005 there were 50 stockholders of record in addition to approximately 850 stockholders whose shares were held in nominee name.

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

                                                       2004            2003           2002         2001                2000
                                                       ----            ----           ----         ----                ----
                                                                                    (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
   Operating revenues                                $ 98,775       $ 86,434       $ 75,954     $ 82,134  (1)        $ 94,067  (1)
   Operating income (loss)                              8,597         (2,595)        (4,036)     (26,242) (2)(3)       (3,961)

Net income (loss)                                       4,430         (5,455)        (7,103)     (29,420) (2)(3)      (10,342) (4)

Net income (loss) attributable to common
   shareholders                                         2,353         (7,282)        (7,747)     (29,420)             (10,342)

Basic, net income (loss) per common share                0.20          (0.74)         (0.79)       (3.01)               (1.06) (4)
Diluted, net income (loss) per common share              0.19          (0.74)         (0.79)       (3.01)               (1.06)
BALANCE SHEET DATA:
   Working capital (deficit)                           10,423         (2,041)        (6,452)     (21,373)               3,159
   Total assets                                       114,226 (5)     61,262         65,406       67,724               82,640
   Long-term debt, capitalized
     leases and due to affiliate                      109,595 (5)     43,340         44,959       61,153               52,473
(Capital deficit) Stockholders' equity               $ (7,090)(5)   $  4,634       $  9,000     $ (8,745)            $ 18,866

     ---------------------------------------------------------

(1) During the fourth quarter of 2000 and throughout 2001, the Company provided weekly service between Newark, New Jersey and San Juan, Puerto Rico. The service was discontinued in December 2001.

(2) Includes $1,054,410 of restructing expenses relating to the wind down of its Newark operations

(3)  Includes $3,820,421 charge for impairment of assets

(4) Includes income from the cumulative effect of change in accounting principle relating to drydocking costs of $127,000 or $.01 per basic and diluted share.

(5) During the fourth quarter of 2004 the Company aquired all the assets and certain debt of an affiliate, resulting in the retirement of the Company's Class B Preferred Stock.

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

During the fourth quarter of 2004, the Company purchased Kadampanattu Corporation, as discussed further in Note 6 to the Financial Statements. This purchase and refinancing were immediately accretive to the Company's earnings. The Company believes the overall savings during the month of December, the first month after the transaction occurred was approximately $.2 million. The Company further believes the transaction will have a favorable annual impact of approximately $2.0 million, in 2005 and each year thereafter. This savings is primarily from a reduction in rent and annual lease payments of $11.5 million partially off set by an increase in depreciation and interest expense of approximately $9.5 million.

RESULTS OF OPERATIONS

The following table sets forth the indicated items as a percentage of net revenues for the years ended December 31, 2004, 2003 and 2002.

                                Operating Statement - Margin Analysis
                                       (% of Operating Revenues)

                                                         2004             2003             2002
                                              ----------------   --------------   --------------
Operating Revenues                                       100%             100%             100%
Salaries, wages, and benefits                              15               18               20
Rent and purchased transportation:
      Related Party                                         7                8               10
      Other                                                24               28               28
Fuel                                                       10               10               10
Operating and maintenance (exclusive of
  depreciation shown separately below)                     24               25               23
Taxes and licenses                                          0                1                1
Insurance and claims                                        3                3                4
Communications and utilities                                1                1                1
Depreciation and amortization                               3                4                4
Other operating expenses                                    4                4                7
                                              ----------------   --------------   --------------
Total Operating Expenses                                   91              103              105
                                              ----------------   --------------   --------------
Operating income (loss)                                     9               (3)              (5)
Net interest expense                                       (5)              (3)              (4)
                                              ----------------   --------------   --------------
Net income (loss)                                          4%               (6)%             (9)%
                                              ================   ==============   ==============


Year ended December 31, 2004 Compared to Year ended December 31, 2003

The Company operating ratio (operating expense stated as a percentage of operating revenues) decreased from 103% in 2003 to 91% in 2004. This improvement is more fully explained under operating expense caption set forth below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue and volume by sailing route and freight carried:

                       Volume & Revenue Changes 2004 compared to 2003

                                              Overall            Southbound          Northbound
                                          ----------------   ---------------------------------------
Volume Percent Change:
Core container & trailer                           4.1%                0.2%              17.5%
Auto and other cargos                             15.4%               16.0%              11.5%
SOLs                                              16.0%               19.2%              (11.7)%
Domestic linehaul                                 (54.3)%

Revenue Change ($millions):
Core container & trailer                          $ 4.2               $ 3.4              $ 0.8
Auto and other cargos                               3.3                 3.1                0.2
SOLs                                                0.4                 0.4               (0.0)
Domestic linehaul                                  (1.2)
Other Revenues                                      5.6
                                        ----------------
Total Revenue Change                             $ 12.3
                                        ----------------


The increase in core container and trailer revenue, auto and other revenue is due to increased vessel capacity utilization and increased rates per equivalent units.

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 96.5% during 2004, compared to 93.3% during 2003.

Domestic revenue is for moves that originate and terminate within the continental United States. The decrease in domestic line haul revenue was primarily the result of less domestic linehaul within the continental United States, because of increased demand in the Puerto Rico shipping lane. This change in demand resulted in less equipment available for Domestic linehaul.

The increase in other revenues is primarily attributable to an increase in fuel surcharges, demurrage, security charges and charterhire. The Company's fuel surcharge is included in the Company's revenues and amounted to $7.0 million in 2004 and $4.0 million in 2003. Demurrage, a charge assessed for failure to return empty freight equipment on time, is also included in the Company's revenues and amounted to $2.9 million in 2004 in comparison to $2.2 million in 2003. During 2004 total charterhire revenue amounted to $0.7 million in 2004 and $0.4 million in 2003. Charterhire is rental revenue for vessels not in use in a liner service. Security Charges are charges to cover the Company's expenses beyond the normal security required to ensure the safety of the Shipper's cargo. These charges amounted to $1.3 million in 2004 in comparison to $.3 million in 2003.

Operating expenses

Operating expenses increased by $1.2 million, or 2.1% from $89.0 million in 2003 to $90.2 million for 2004. This increase was due to volume-related increases in substantially all areas other than salaries and benefits, related party purchase transportation, other purchase transportation and taxes and licenses which decreased 3.5%, 8.5%, 4.5% and 60.0%, respectively. The decrease in salaries and benefits was due to lower driver payroll due to fewer miles driven by Company drivers. The decrease in related party purchase transportation was the result of the purchase of the Ro/Ro Barges in December. The decrease in rent of other purchase transportation was the result of the Company purchasing equipment that was previously leased and the increased usage of rail transportation instead of truck transportation. The decrease in taxes and license is associated with a favorable legal determination in Puerto Rico, which resulted in the reversal of a $.3 million accrual recorded in 2001. Fuel expense increased $1.2 million or 13.8% primarily as a result of a $1.4 million increase in tug fuel from increased fuel prices partially offset by a decrease of $0.2 million in truck fuel expense resulting from increased use of rail transportation. Operating and maintenance expense increased $1.8 million or 8.3% due to $1.2 million in higher cargo handling costs related to increased volume; $0.3 million increase in repairs and maintenance due to a detailed survey of revenue equipment and increased dry docking and vessel maintenance expense and marine terminal expenses. Other operating expenses increased $0.8 million due to professional fees during 2004; an increase in the provision for doubtful accounts is primarily due to the increase in revenues during 2004. Depreciation expense declined $0.3 million or 10% to $3.1 million in 2004 from $3.4 million in 2003, primarily due to a change in estimated lives of depreciable property as further discussed below, partially off-set by an increase in depreciable assets. And as a result, the Company's operating ratio improved to 92% during 2004 from 103% during 2003.

The Company extended the estimated remaining life for its TBC barges by twelve years and its containers, VTMs and chassis by seven and nine years respectively, to more accurately reflect the remaining useful life of its equipment. This change in estimate was recorded prospectively and resulted in reduction in depreciation expense of approximately $409,000 or $0.03 per common share for 2004.

Interest Expense

Interest expense increased to $4.2 million in 2004 from $2.9 million in 2003 primarily due to higher interest rates on the Company's floating rate indebtedness and the write-off of approximately $0.5 million in deferred loan costs associated with the Company's prior term loan with a variable interest rate. In December of 2004, the term loan indebtedness was satisfied with the proceeds of the $85 million in senior secured debt.

Income taxes

Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized.

During 2004 the Company realized a reversal of approximately $1.7 million of its' deferred tax asset, from which the management has recorded approximately $21.0 million as a valuation allowance for the current year. Management is continuously evaluating the deferred tax valuation allowance, to determine what portion of the deferred tax asset, if any, may be realized in the future. Management's evaluation includes, among other things, such factors as a history of profitability, a substantial history of operations upon which to base a forecast and a history of accurately forecasting future results of operations.

As a result of the factors described above the Company reported net income of $4.4 million for 2004 compared to net loss of $5.5 million in 2003.

Preferred Stock Series "B"

Undeclared Dividends - The undeclared dividends on the preferred stock series "B" increased to $1,115,796 in 2004 from $846,385 in 2003, primarily due to increases in the contractual dividend rate from 2003. These dividends will never be paid and are recorded because they were contractual obligations.

Preferred Stock Accretion - The Preferred Stock Series "B" accretion decreased to $515,845 in 2004 from $980,745 in 2003, due to the recognition of the implied discount rate, which was applicable to the Series "B" Preferred Stock in accordance with the Staff Accounting Bulletin No. 68 "Increasing Rate Preferred Stock", through December 1, 2004.

Excess Consideration Transferred to the Holders of the Preferred Stock Over the Carrying Amount - In connection with the acquisition of K-Corp on December 1, 2004, the Company redeemed the Series "B" Preferred Stock for $24 million. In connection with the redemption, the Company recorded the excess of the consideration transferred ($24 million) to the holders of the preferred stock over the carrying amount of the preferred stock, ($23.5 million), and reflected as a subtraction of $0.5 million from net earnings available to common shareholders. This transaction was recorded in accordance with Emerging Issues Task Force D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock"

As a result of the acquisition of K-Corp and the redemption of the Series "B' Preferred Stock, the Company will not have these transactions in 2005 and subsequent years.


Vessels

Currently the Company owns five TBCs. Of these vessels two are used for liner service between San Juan, Puerto Rico and Jacksonville, Florida. In 2004 the revenue earned from these two vessels was approximately $35.3 million in comparison to $34.1 million in the prior year.

Of the remaining three vessels that were originally used in Newark, New Jersey, one was leased to an unrelated third party during the first quarter of 2005 at an approximate annual rent of $1.6 million and the remaining two vessels are available for charter. The charter agreement will expire in April of 2005 but can be renewed up until January of 2006. Management continues to evaluate the use of the two vessels and no determination has been made as to their final use. As an alternative to their current use management has considered using one vessel as a ready spare, relieving the other vessels in the fleet during periods of dry-docking in order to protect market share and keep established shipping routes open, and possibly leasing the other vessel under a similar contract to the agreement reached during 2005. Ultimately management intends to use all of these vessels on expanded trade routes throughout the American Continents and surrounding island countries, as new markets become available and are considered to be economically feasible.

It is the management's belief that based on the current cash flows derived from the TBC vessels and their current market value as determined by an independent appraiser, that the current excess capacity of the two vessels, available for charter, does not indicate an impairment.


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

The Company's fuel surcharge is included in the Company's revenues and amounted to $4.0 million in 2003 and $2.6 million in 2002. The Company's demurrage is included in the Company's revenues and amounted to $2.3 million in 2003 and $1.3 million in 2002. Demurrage is a charge assessed for failure to return empty freight equipment on time. The Company's charterhire is included in the Company's revenues and amounted to $0.4 million in 2003 and $0.7 million in 2002. Charterhire is rental revenue for vessels not in use in a liner service.

The decrease in domestic line haul revenue was primarily as a result of increased southbound volumes resulting in less available domestic equipment capacity and the loss of a particular domestic linehaul customer. Domestic revenue is for moves that originate and terminate within the continental United States.

Operating expenses

Operating expenses increased $9.0 million, or 11.3% from $80.0 million in 2002 to $89.0 million for 2003. This increase was due to volume-related increases in substantially all areas other than insurance and claims, communications and utilities that decreased 1.6% and 12.0%, respectively, due primarily to lower claims volume and premiums as well as entering into a contract with a new telephone company. Salary, wages and benefits increased 4.1% due to increased workers compensation insurance premiums of $0.7 million that was partially offset by a $0.2 million decrease in salary and employee benefits. Purchased transportation other than to a related party increased $2.9 million or 13.2% primarily due to increased volume resulting in additional inland miles and increased fuel costs increasing the rate per mile. Fuel expense increased $1.6 million or 21.2% primarily as a result of a $1.3 million increase in tug fuel from increased fuel prices and an increase of $0.2 million in truck fuel expense resulting from increased fuel prices. Operation and maintenance expense increased $3.9 million or 21.9% due to $1.3 million in higher stevedoring costs related to increased volume and increased stevedoring rates in Jacksonville; $1.4 million in truck maintenance due to increased tire, parts and repair expense and increased dry docking and vessel maintenance expense and marine terminal expenses. As a result, the Company's operating ratio decreased to 103% during 2003 from 105% during 2002.

Interest Expense

Interest expense decreased to $2.9 million in 2003 from $3.1 million in 2002 primarily due to lower interest rates on the Company's floating rate indebtedness and lower loan balances.

Income taxes

Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized.

During 2003 the Company realized an increase of approximately $2.0 million of its' deferred tax asset, from which the management has recorded approximately $22.7 million as a valuation allowance for the current year.

As a result of the factors described above the Company reported a net loss of $5.5 million for 2003 compared to net loss of $7.1 million in 2002.

DIVIDENDS

The Company has not declared or paid dividends on its common stock during the past five years.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $3.1 million in 2004 compared to net cash provided by operations of $.9 million in 2003. This represented an increase of $2.1 million from 2003. $9.9 million of the improvement was attributable to increased net income. Increases in accounts receivable and decreases in accounts payable offset this amount by $6.4 million. The trade receivable balance increased $4.6 due to revenue earned in the fourth quarter of 2004 in comparison with the revenue earned in the fourth quarter of 2003. The increase in revenue was primarily the result of higher volume and higher yields. The revenue in the fourth quarter of 2004 and 2003 was $27.8 million and $22.1 million, respectively. The decrease in accounts payable was facilitated by the Company's improved profitability. Net cash used in investing activities was $23.6 million in 2004 compared to net cash provided by investing activity in 2003 of $.1 million in 2003. This represented a decrease of $23.7 million from 2003. $19.8 million of the decrease is directly related to the purchase of equipment primarily the Ro/Ro vessels and revenue equipment from the proceeds of the senior secured notes in December 2004. $2.0 million of the decrease is result of a required contractual deposit related to the Ship Financing Bonds and the Notes, Title XI debt. Net cash provided in financing activities was $26.2 million in 2004 compared to net cash used by financing activities of $2.6 million in 2003 representing an increase of $28.8 million. Net cash provided in financing activities consisted primarily of activity related to the sale of senior secured notes of $85.0 million which was used to acquire K-Corp for $32.0 million and assumed $9.1 million worth of debt which was paid off on December 1, 2004, repay the Company's credit facility for $20.2 million, exercise equipment purchase options for $11.8 million, provide an increase of working capital of $6.0 million and the remainder of which went to fees and expenses of $3.5 million associated with the senior secured notes. At December 31, 2004, cash amounted to $6.2 million, working capital was a $10.4 million, and stockholders' equity was a deficit of $7.1 million.

During the period between 1998 and 2002, the Company operated in a trade lane that was characterized by significant over capacity and fierce competition. This over capacity and competition resulted in significant and prolonged rate decreases throughout that period. Similarly, the Company's ability to pass on certain expenses to customers, through surcharges and other customer charges was severely hampered due to competition. As a result, during the years ended December 31, 2003 and 2002, the Company incurred net losses applicable to common shares of $7,282,220 and $7,746,644 respectively and had cash flows provided
(used) by operating activities of $860,093 and $(3,704,325) respectively as well as a working capital deficiency of $2,040,623 and $6,451,866 at December 31, 2003 and 2002 respectively.

Also during this period, one of the trade lane's largest participants filed bankruptcy and, after operating in bankruptcy for approximately 18 months, sold its vessel assets to another competitor in the trade. With a realignment of capacity and demand in the trade lane, 2003 resulted in a redistribution of freight volume among the remaining four participants, which resulted in increased volume and capacity utilization. During the fourth quarter of 2003, the Company began to implement increases in customer rates and surcharges. In addition to the revenue increases, the Company also implemented several changes to reduce cost. This increase in rates and utilization of capacity helped the Company improve its operating position for the current year. For the year ended December 31, 2004 earnings available to common shareholders were $2,352,672 and as of December 31, 2004, working capital was $10,422,542.The most notable changes for 2004 were made in purchased transportation, healthcare costs and tug fuel consumption. During the fourth quarter of 2003, the Company began utilizing lower cost rail transportation in certain lanes effectively lowering the unit cost per mile of inland transportation. In January 2004, the Company implemented a change in policy and healthcare providers, reducing benefit costs and started chartering tugs with more fuel-efficient engines. The Company has also entered into written contracts with customers that reflect increased rates and additional surcharges as market conditions have improved. Based upon the foregoing, the Company believes that it will be able to maintain the increased vessel capacity utilization at these increased rates over the foreseeable future. The trade lane in which the Company operates in is protected by a number of barriers to entry, the most formidable of which is the Jones Act that requires that vessels serving the trade lane be built in the United States, operated by United States citizens and crewed by United States citizens. Other barriers to entry include limited port space in San Juan. Both act as major constraints to the addition of new capacity.

At December 31, 2003, The Company had $13.1 million due to a bank under its senior credit facility, which expired January 31, 2004. In addition, the Company had $6.3 million due to related parties, all of which was scheduled to be paid in 2004. In April 2004, after receiving extensions from its then existing senior lender, the Company refinanced this bank debt with a new senior lender. This bank debt in turn was fully paid down with the proceeds of its $85.0 million note offering completed December 1, 2004. As of December 31, 2004, the Company had an unused and available line of credit of $10 million secured by current eligible receivables with interest at prime plus 1.5% that may only be drawn upon if certain conditions are satisfied. Additionally, with the proceeds of the $85.0 million senior secured notes, the Company paid $5.3 million of its debt payable to related parties, deferring approximately $2.5 million until January of 2005. This debt is scheduled to be repaid in 36 monthly payments to the Estate of M. P. McLean. The Company's Chief Executive Officer, John McCown, personally guarantees approximately $0.1 million of this debt. All other amounts owed to affiliates were repaid with a portion of the proceeds of the $85.0 million note offering completed December 1, 2004. This restructure of debt, along with increased rates and vessel utilization are expected to allow us to meet our working capital requirements through December 31, 2005. During previous years, due to overcapacity and hyper competitiveness in the United States / Puerto Rico trade lane in which the Company operates, it had significant negative cash flow from operations. The conditions in the United States / Puerto Rico trade lane have changed significantly and the Company now has significant positive cash flow from operations which is expected to continue over the foreseeable future. Our business plan does not require or anticipate any utilization of the revolving credit facility.

The Company has issued two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds Due September 30, 2022 and 6.52% Sinking Fund Bonds Due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended. The Company refers to these bonds as the "Title XI Bonds." During 2003, with the consent of the holders of the Title XI Bonds, the Company deferred the semi-annual principal payments on the Title XI Bonds and in 2004 the Company spread those deferred principal payments over the remaining maturity. The Company has therefore rescheduled the principal payments of $232,022 and $372,429 due each semi-annual period until fully paid on September 30, 2022 and March 30, 2023, respectively. The aggregate principal amount of the Title XI Bonds outstanding at December 31, 2004 was $22.1 million. In addition, in connection with obtaining the consent of the Secretary of Transportation of the United States of America to offer and sell the notes, in December 2004 the Company deposited approximately $2.0 million into a reserve fund that secures the Title XI Bonds.

As of December 31, 2004, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants. The provisions of the Title XI covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the "Secretary "). If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied its obligation to make deposits into the reserve fund. As of December 31, 2004, the Company was in compliance with such restrictions. The debt was not in default, and the lender did not have the right to call the debt.

In November 2004, the Company received permission from the Secretary to issue $85.0 million in Senior Secured Notes and to use the proceeds of this transaction to fund the acquisition of K Corp., repay K Corp.'s indebtedness, repay its existing debts, exercise certain equipment purchase options on equipment previously leased and strengthen its liquidity.

Interest on the Senior Notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2005. The notes accrue interest at 9-1/4 % per year on the principal amount. The notes will mature on November 15, 2011. After November 15, 2008, we may redeem the notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. In addition, prior to November 15, 2007, we may redeem up to 35% of aggregate principal amount of the notes with the net proceeds of certain equity offerings at a redemption price of 109 1/4 % of the principal amount of the notes, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require us to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date.

On December 1, 2004 the Company has amended its existing revolving credit facility with Congress Financial Corporation to reduce the maximum availability from $20 million to $10 million. The revolving line of credit is subject to a borrowing base formula (approximately $9,400,000 at December 31, 2004) based on a percentage of eligible accounts receivable. At December 31, 2004 there were no advances drawn on this credit facility.

The Company believes that cash from operations will allow it to meet the Company's ongoing working capital requirements. The Company currently anticipates limited capital expenditures for 2005, and do not expect to require additional borrowings to fund the Company operations through the end of 2005.

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

FORWARD LOOKING STATEMENTS

This 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, any changes in rate levels for transportation services offered by the Company, economic recessions and severe weather.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and commitments. See Notes 5, 6 and 7 of the Notes to Financial Statements for additional information regarding transactions with related parties, long-term debt and operating leases.

                                   Payments due by period
----------------------------------------------------------------------------------------------------------
Contractual obligations                         Less than                                    More than
                                   Total          1 year       1-3 years      3-5 years       5 years
                              ----------------------------------------------------------------------------
Long-term Debt Obligations      $ 107,132,647   $  1,208,902  $  2,356,764     $ 2,356,764  $ 101,204,501
Due to affiliates                   2,462,136        760,807     1,707,045
Operating Lease Obligations        30,656,329     12,010,354     7,513,024       3,616,267      7,516,684
                                  -----------    -----------    ----------      ----------     ----------
Total                           $ 140,251,112   $ 13,980,063  $ 11,576,833     $ 5,973,031  $ 108,721,185

Purchase obligations are reflected in accounts payable and accrued liabilities on the balance sheet and are not reflected in the above table. In addition, the table above does not include contractual interest obligations on the Company's debt and other purchase obligations that are not material.

TRANSACTIONS WITH AFFILIATES

The Company leased two roll-on/roll-off barge vessels and the use of a ramp system in San Juan, Puerto Rico from an affiliate, Kadampanattu Corp. (K-Corp), under operating lease agreements until December 2004. Certain stockholders of the affiliate were controlling stockholders of the Company through August 16, 2004. The lease payments were $10,050 per day for each vessel. The vessels were purchased with proceeds from the Senior Secured notes. Total lease expense under these leases from affiliate totaled $6,714,863, $7,336,500 and $7,336,500 in

2004, 2003 and 2002, respectively. During 2004 the affiliate, agreed to defer $1.5 million of charter hire to be paid by the Company, in 2004. In addition during 2002, the Company issued to this affiliate $24 million before discount of non-convertible preferred stock Series B as payment for indebtedness, amounts deferred under the long-term charters of the Company and an advance portion of the 2003 charterhire. The Series B Preferred Stock was redeemed in December 2004. The Company received net cash advances from the same affiliate totaling $989,436 and $461,468 in 2003 and 2002, respectively. These advances were used to meet the Company's cash flow requirements.

The Company received net advances of $121,500 and $203,877 from a Mr. John McCown, the Company's Chief Executive Officer in 2003 and 2002, respectively. Such advances were used to meet the Company's cash flow requirements. Such advances totaled $386,127 and $264,627 at December 31, 2003 and 2002, respectively. In connection with the senior secured debt offering, a portion of the proceeds was used to payoff this obligation in December 2004.

During the quarter ended June 30, 2002 the Company borrowed $5 million from an affiliate, with interest at the rate of 8.03% a year. Certain stockholders of the affiliate are also principal stockholders of the Company. The proceeds of this borrowing were used to repay the $3 million borrowed under the revolving credit agreement, and to provide $2 million in working capital. Amounts outstanding were $4,933,205 at December 31, 2003. In April 2004, the $4,933,205 related party obligation was rescheduled from October 2004 to May 2007. In connection with the Senior Secured debt offering, a portion of the proceeds was used to payoff this obligation in December 2004. In addition during 2002, the same affiliate purchased preferred convertible stock Series A for $2 million. The preferred stock Series A, had a liquidation preference of $2 million. The Preferred Stock Series A, pursuant to its terms was converted into 1,955,000 common shares in July of 2004. In April 2004, the $1.5 million deferred charter hire obligation was combined with the $989,436 of advances into a $2.5 million obligation payable over 36 months with interest at 8.03% a year. In connection with the K-Corp acquisition, this debt was transferred to another affiliate and remained an obligation of the Company as of December 31, 2004.

On August 16, 2004, the Estate of M.P. McLean distributed 1,641,732 shares of common stock to its beneficiaries. This distribution resulted in a decrease of the Estates' ownership in the Company to approximately 44.7%. In December 1, 2004, the Company purchased 100% of the stock of K Corp. for $32.0 million and assumed $9.1 million worth of debt, which was paid off on December 1, 2004 from a portion of the proceeds obtained with the senior secured notes. Previously K-Corp leased to the Company two roll-on / roll-off barge vessels and the use of a ramp system in San Juan, Puerto Rico. As a result of the purchase, the Company expects to improve its operations by eliminating the rent expense and replacing it with additional interest and depreciation.

On December 1, 2004, the Company acquired 100% of the outstanding stock of K Corp. with a portion of the proceeds obtained from the senior secured notes. Previously K-Corp leased to the Company two roll-on / roll-off barge vessels and the use of a ramp system in San Juan, Puerto Rico. As a result of the purchase, the Company expects to improve its operations by eliminating the lease agreements and replacing it with interest expense resulting from the notes on the senior secured debt and depreciation expense of the acquired RO/RO vessels. The Company paid $32.0 million and assumed debt of $9.1 million, which was paid off on December 1, 2004. These obligations were paid with a portion of proceeds of the senior secured debt.

The Company purchased the stock of K-Corp for $41.1 million. In this connection, the Company acquired K-Corp's assets, which had a historical carrying value of $48.9 million. Since the Company and K-Corp had similar controlling shareholders, the Company, recorded K-Corp's assets at the historical carrying value of $24.9 million and estimated the value of the preferred stock to approximate its liquidation value. The excess of the historical carrying value over the amount paid is recorded as a $7.8 million capital contribution on the Statement of Changes in (Capital Deficit) Stockholders Equity.

The assets acquired are as follows:

                                                                                2004
                                                                       -----------------------
Vessels                                                                         $  24,150,632
Land                                                                                  750,000
Investment in Preferred Stock Series B                                             24,000,000
                                                                       -----------------------

Total assets acquired                                                           $  48,900,632
                                                                       =======================


The purchase price is as follows:
Purchase price                                                                  2004
                                                                       -----------------------

Cash paid by Company                                                               32,000,000

Long term debt acquired in connection with the K-Corp Acquistion                    9,132,306
                                                                       -----------------------

Purchase price of assets aquired                                                $  41,132,306
                                                                       =======================

On December 1, 2004, in connection with the acquisition of K-Corp the Company redeemed the preferred stock Series B for $24 million. In connection with this redemption the Company recorded the excess of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock on the Company's balance sheet as a subtraction from net earnings to arrive at net earnings available to common shareholders.

The redemption of the preferred stock is as follows:

                                                                                2004
                                                                       -----------------------

Purchase price paid to K-Corp                                                   $  24,000,000

Accreated value of the Company                                                     23,543,702
                                                                       -----------------------

Excess consideration given to the shareholders over the
  carrying value of the Preferred Class B securities                            $    (456,298)
                                                                       =======================


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

Revenue Recognition. Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period; commonly referred to as the "percentage of completion" method. Voyage expenses are recognized as incurred. Demurrage and charterhire revenue are included in our revenues. Demurrage is a charge assessed for failure to return empty freight equipment on time. Charter hire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of our customers. These amounts are computed daily and included in "Operating Revenue."

Useful Life and Salvage Values. The Company reviews the selections of estimated useful lives and salvage values for purposes of depreciating our property and equipment. Depreciable lives of property and equipment range from 2 to 40 years. Estimates of salvage value at the expected date of trade-in or sales are based on the expected values of equipment at the time of disposal. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and ultimately, the gain or losses on the disposal of the asset.

Impairment Of Long-Lived Assets. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to our carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected operating cash flows, replacement costs of such assets, business plans and overall market conditions. The Company determines undiscounted projected net operating cash flows and compares it to the carrying value. In the event that impairment occurred, the Company would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. The Company estimates fair value primarily through the use of third party valuations. In 2001, the Company recorded an impairment charge on our Triplestack Box Carriers (R) barges amounting to approximately $3.8 million. The Company recognized no impairments in 2002, 2003 or 2004. In the fourth quarter of 2004, the Company had an appraisal performed on these vessels. The results of this appraisal listed the fair market value of these same vessels at $36 million as compared to a net book value of $25.67 million.

Uncollectible Accounts. The Company records a monthly accrual provision based on specific known collectibility problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, and adjusts the provision account to the calculated balance. It is our policy to write off receivables once the account reaches 180-days past due or it is determined that additional efforts of collection will not result in the receipt of the receivable. During the years-ended December 31, 2004, 2003 and 2002 the Company provided $1,467,438, $1,687,894 and $981,637, respectively for uncollectible accounts. The Company records this expense in other operating expenses. The trade receivable balances during the corresponding period were $15.6 million, $11.0 million and $9.9 million for 2004, 2003 and 2002 respectively. The trade receivable balance increase in 2004 of $4.6 was due the $5.8 million increase in revenue earned in the fourth quarter of 2004 over the fourth quarter of 2003. The increase in revenue was primarily the result of higher volume and higher yields. The revenue in the fourth quarter of 2004 and 2003 was $27.8 million and $22.1 million, respectively. However, the year-end balance for the allowance account was reduced by $262,815 and $211,859 for the years-ended December 31, 2004 and 2003, due to better collection of demurrage revenues and current receivables.

Income taxes. Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized.

Management is currently evaluating the deferred tax valuation allowance, to determine what portion, if any of the deferred tax asset that may be realized in the future. Management's evaluation includes, among other things, such factors as a consistent history of profitability, a substantial history of operations upon which to base a forecast and a history of accurately forecasting future results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. As a result of this accounting pronouncement, we anticipate that the adoption ofo this standard may have a material impact on our Financial Statements. The effective date of this standard is interim and annual period after June 15, 2005.
Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company has limited it's exposure to market risk from changes in interest rates, because all of the variable debt previously held by the Company was converted to fixed debt in December 2004. For the current year, the estimated fair value of the Company's long-term debt was less than the carrying values by approximately $385,000. This difference in the fair value and the carrying value is based on the anticipated increase in the Company's prime-lending rate over the term of the Company's fixed rate debt.

The Company has no interest rate swap or hedging agreements at December 31, 2004.

Expected Fiscal Year of Maturity at December 31, 2004
(Dollars in Thousands)

Long Term Debt:
                          2005            2006              2007           2008         Thereafter        Total          Fair Value
Fixed Rate             $ 1,969,709     $ 1,997,295       $ 2,066,514    $ 1,178,382   $ 102,382,883   $ 109,594,783    $ 109,208,859
Average  Interest Rate       9.19%           9.20%             9.22%          9.22%           8.85%           9.14%

Variable Rate                   --              --                --             --              --              --               --
Average  Interest Rate          --              --                --             --              --              --               --

Total                                                                                                 $ 109,594,783

Item 8.  Financial Statements and Supplementary Data

TRAILER BRIDGE, INC.

Financial Statements for each of the Three Years in the Period Ended December 31, 2004 and Reports of Independent
Registered Public Accounting Firms


Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
Trailer Bridge, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. as of December 31, 2004 and 2003 and the related statements of operations, (capital deficit) stockholders' equity and cash flows for the years then ended. We have also audited the information as of and for the years ended December 31, 2004 and 2003 as set forth in the financial statement schedule listed in item 15(a). These financial statements and the accompanying schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailer Bridge, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2004 and 2003.


BDO Seidman, LLP
Certified Public Accountants

Miami, Florida
February 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Trailer Bridge, Inc.
Jacksonville, Florida

We have audited the statements of operations, changes in (capital deficit) stockholders' equity, and cash flows of Trailer Bridge, Inc. (the "Company") for the year ended December 31, 2002. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying 2002 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations. This matter raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
April 12, 2003

                                                        TRAILER BRIDGE, INC.
                                                           BALANCE SHEETS
                                                      DECEMBER 31, 2004 AND 2003

                                                                                      December 31,              December 31,
                                                                                         2004                      2003
                                                                                   ----------------           ---------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                      $   6,195,580             $     424,961
      Trade receivables, less  allowance for doubtful
           accounts of $421,099 and $683,914                                            15,590,585                11,019,375
      Other receivables                                                                      9,561                    16,888
      Prepaid expenses                                                                   2,317,749                 1,856,451
                                                                                      ------------              ------------
           Total current assets                                                         24,113,475                13,317,675

Property and equipment, net                                                             82,078,423                46,768,813
Other assets                                                                             8,033,929                 1,175,454
                                                                                      ------------              ------------
TOTAL ASSETS                                                                         $ 114,225,827             $  61,261,942
                                                                                      ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                               $   6,930,859             $   8,502,286
      Accrued liabilities                                                                3,531,473                 4,038,388
      Current portion of long-term debt                                                  1,208,902                 1,683,953
      Current portion of due to affiliates                                                 760,807                   386,127
      Unearned revenue                                                                   1,258,892                   747,544
                                                                                      ------------              ------------
           Total current liabilities                                                    13,690,933                15,358,298

Due to affiliates                                                                        1,701,329                 5,922,641
Long-term debt, less current portion                                                   105,923,745                35,347,339
                                                                                      ------------              ------------
TOTAL LIABILITIES                                                                      121,316,007                56,628,278
                                                                                      ------------              ------------

Commitments and Contingencies

Stockholders' Equity (Capital Deficit):
      Convertible Preferred stock Series A, $.01 par value, 1,000,000 shares authorized; 19,550 shares issued and outstanding
            (liquidation value $2,000,000)                                                       -                 1,920,835
      Preferred stock Series B, $.01 par value, 1,000,000 shares authorized; 24,000 shares issued and outstanding
            (liquidation value $24,000,000)                                                      -                23,027,857
      Common stock, $.01 par value, 20,000,000 shares
           authorized; 11,762,178 and 9,783,235 shares issued and
           outstanding                                                                     117,621                    97,832
      Additional paid-in capital                                                        52,140,986                42,404,394
      Deficit                                                                          (59,348,787)              (62,817,254)
                                                                                      ------------              ------------
           TOTAL (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY                                 (7,090,180)                4,633,664
                                                                                      ------------              ------------
TOTAL LIABILITIES AND (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY                         $ 114,225,827               $61,261,942
                                                                                      ============              ============

See accompanying summary of accounting policies and notes to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                          2004                 2003                 2002
                                                                      ----------------  -------------------  -------------------
    OPERATING REVENUES                                                 $   98,774,666      $    86,433,985      $    75,953,616

    OPERATING EXPENSES:
       Salaries, wages, and benefits                                       15,277,446           15,835,917           15,218,526
       Rent and purchased transportation:
          Related party                                                     6,714,863            7,336,500            7,336,500
          Other                                                            23,340,757           24,435,491           21,587,340
       Fuel                                                                10,202,207            8,965,680            7,396,815
       Operating and maintenance (exclusive of depreciation
          shown separately below)                                          23,557,052           21,743,396           17,840,809
       Taxes and licenses                                                     282,483              706,303              602,742
       Insurance and claims                                                 3,298,460            2,988,770            3,036,622
       Communications and utilities                                           524,044              508,228              577,320
       Depreciation and amortization                                        3,081,916            3,392,742            3,383,002
       (Gain) on sale of equipment                                            (25,482)             (27,961)            (101,862)
       Other operating expenses                                             3,924,260            3,144,385            3,112,174
                                                                      ----------------  -------------------  -------------------
                                                                           90,178,006           89,029,451           79,989,988
                                                                      ----------------  -------------------  -------------------
    OPERATING INCOME (LOSS)                                                 8,596,660           (2,595,466)          (4,036,372)

    NONOPERATING EXPENSE:
       Interest (expense)                                                  (4,174,300)          (2,859,816)          (3,057,328)
       Interest income                                                          7,244                  192                4,759
       Miscellaneous income/(expense)                                               -                    -              (10,527)
                                                                      ----------------  -------------------  ---------------------

    INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR INCOME                     4,429,604           (5,455,090)          (7,099,468)

    BENEFIT (PROVISION) FOR INCOME TAXES                                       11,006                    -               (3,305)
                                                                      ----------------  -------------------  -------------------
    NET INCOME (LOSS)                                                       4,440,610           (5,455,090)          (7,102,773)

    ACCRETION OF PREFERRED STOCK DISCOUNT                                    (515,845)            (980,745)            (643,871)

    UNDECLARED CUMULATIVE DIVIDEND                                         (1,115,796)            (846,385)                   -

    EXCESS OF CONSIDERATION TRANSFERRED TO HOLDERS OF
    THE PREFERRED STOCK OVER THE CARRYING AMOUNT                             (456,298)                   -                    -
                                                                      ----------------  -------------------  -------------------
    NET INCOME (LOSS) ATTRIBUTABLE TO                                  $    2,352,671      $    (7,282,220)     $    (7,746,644)
       COMMON SHARES                                                  ================  ===================  ===================

    PER SHARE AMOUNTS:

    NET INCOME (LOSS) PER SHARE BASIC                                  $         0.20      $         (0.74)     $         (0.79)
                                                                      ================  ===================  ===================
    NET INCOME (LOSS) PER SHARE DILUTED                                $         0.19      $         (0.74)     $         (0.79)
                                                                      ================  ===================  ===================

               See accompanying summary of accounting policies and
                         notes to financial statements

TRAILER BRIDGE, INC.

STATEMENT OF CHANGES IN (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY FOR THE YEARS ENDED December 31, 2004, 2003 and 2002

                                         Preferred Stock Series A      Preferred Stock Series B      Common Stock
                                         -------------------------- ------------------------------- ----------------------------
                                           Shares        Amount        Shares         Amount         Shares         Amount
                                           ------        ------        ------         ------         ------         ------


Balance, January 1, 2002                         -               -          -                 -      9,777,500    $    97,775

     Issuance of preferred stock Series
     A, net of issuance costs               19,550    $  1,920,835

     Issuance of preferred stock Series B                              24,000     $  21,403,241

     Accretion of preferred stock
     discount                                                                           643,871

     Net Loss
                                         -------------------------- ------------------------------- ----------------------------

Balance, December 31, 2002                  19,550       1,920,835     24,000        22,047,112      9,777,500         97,775

     Accretion of preferred stock
     discount                                                                           980,745

     Options exercised                                                                                   5,735             57

     Satisfaction of preferred stock
     series B subscription with related
     party vessel services

     Net Loss
                                         -------------------------- ------------------------------- ----------------------------

Balance, December 31, 2003                  19,550       1,920,835     24,000        23,027,857      9,783,235         97,832


     Accretion of preferred stock
     discount                                                                           515,845

     Options exercised                                                                                  23,943            239

     Conversion of preferred stock
     series A into common shares           (19,550)     (1,920,835)                                  1,955,000         19,550

     Redemption of Preferred Stock
     Series "B"                                                       (24,000)      (23,543,702)

     Excess of carrying value over the
     purchase assets Note 6

     Capital contribution as a result of
     acquistion of affilate

     Net Income
                                         -------------------------- ------------------------------- ----------------------------

Balance, December 31, 2004                       -    $          -          -     $           -     11,762,178    $   117,621
                                         ========================== =============================== ============================


               See accompanying summary of accounting policies and
                         notes to financial statements

STATEMENT OF CHANGES IN (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY FOR THE YEARS ENDED December 31, 2004, 2003 and 2002

                                                                                                   Preferred Stock
                                                  Additional Paid-In                                  Series B
                                                        Capital                 Deficit               Receivable            Total
                                                 ----------------------     -----------------     -----------------     ------------

Balance, January 1, 2002                              $ 39,791,818         $ (48,634,775)         $             -      $ (8,745,182)

     Issuance of preferred stock Series
     A, net of issuance costs                                                                                              1,920,835

     Issuance of preferred stock Series B                2,596,759                                     (1,073,352)        22,926,648

     Accretion of preferred stock discount                                      (643,871)                                          -

     Net Loss                                                                 (7,102,773)                                (7,102,773)
                                                 ----------------------     -----------------      -----------------    ------------

Balance, December 31, 2002                              42,388,577           (56,381,419)              (1,073,352)         8,999,528

     Accretion of preferred stock discount                                      (980,745)                                          -

     Options exercised                                      15,817                                                            15,874

     Satisfaction of preferred stock
     series B subscription with related
     party vessel services                                                                              1,073,352          1,073,352

     Net Loss                                                                 (5,455,090)                                (5,455,090)
                                                 ----------------------     -----------------      -----------------    ------------

Balance, December 31, 2003                              42,404,394           (62,817,254)                       -          4,633,664

     Accretion of preferred stock
     discount                                                                   (515,845)                                          -

     Options exercised                                      66,981                                                            67,220

     Conversion of preferred stock
     series A into common shares                         1,901,285                                                                 -

     Redemption of Preferred Stock
     Series "B"                                                                                                         (23,543,702)

     Excess of carrying value over the
     purchase assets Note 6                                                     (456,298)                                  (456,298)

     Capital Contribution as a result of
     acquistion of affiliate                             7,768,326                                                         7,768,326

     Net Income                                                                4,440,610                                   4,440,610
                                                 ----------------------     -----------------      -----------------    ------------

Balance, December 31, 2004                            $ 52,140,986         $ (59,348,787)         $             -      $ (7,090,180)
                                                 ======================     =================      =================    ============

               See accompanying summary of accounting policies and
                         notes to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED December 31, 2004, 2003 and 2002

                                                              December 31,       December 31,       December 31,
                                                                  2004               2003               2002
                                                             ----------------   ----------------  ---------------
Operating activities:
Net income (loss)                                            $   4,440,610     $  (5,455,090)     $  (7,102,773)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                               3,816,041         3,392,742          3,383,002
     Noncash purchased transportation, related party                     -         1,073,352          3,673,417
     Provision for doubtful accounts                             1,467,438         1,687,894            981,637
     (Gain)Loss on sale of fixed assets                            (25,482)          (27,961)          (101,862)
     Loss on trading securities                                          -                 -             10,527
     Proceeds from sale of trading securities                            -                 -             50,876
Decrease (increase) in:
     Trade receivables                                          (6,038,648)       (2,778,354)          (362,689)
     Other receivables                                               7,327               152             17,232
     Prepaid expenses                                             (461,298)           82,581           (680,907)
     Other Assets                                                        -                 -            159,194
Increase (decrease) in:
     Accounts payable                                           (1,571,427)        1,522,105         (2,642,035)
     Accrued liabilities and related party charterhire             965,786         1,469,943         (1,045,066)
     Unearned revenue                                              511,348           (40,476)           (44,878)
     Due to affiliate                                                    -           (66,795)                 -

                                                              ------------      ------------       ------------
Net cash provided by (used in) operating activities              3,111,695           860,093         (3,704,325)
                                                              ------------      ------------       ------------

Investing activities:
Acquistion of K-Corp Assets                                     (8,000,000)                -                  -
Exercise of equipment purchase options                         (11,770,743)                -                  -
Additions to and construction of property and equipment         (1,888,688)          (27,442)           (47,138)
Proceeds from sale of property and equipment                       194,019           161,881            886,424
Additions to other assets                                       (2,095,156)          (67,680)                 -
                                                              ------------      ------------       ------------
      Net cash (used in) provided by investing activities      (23,560,568)           66,759            839,286
                                                              ------------      ------------       ------------

Financing activities:
Proceeds from (payments on) borrowing on revolving line
of credit                                                       (5,779,481)         (285,010)           102,623
Proceeds from (payments on) borrowing from affiliate            (5,319,332)                -          4,940,345
Issuance of Preferred Series A Convertible Stock                         -                 -          1,920,835
Redemption of Preferred Series B                               (24,000,000)                -                  -
Exercise of stock options                                           67,220            15,874                  -
Proceeds from Senior Secured Debt                               85,000,000                 -                  -
Principal payments on notes payable                            (18,251,471)       (2,377,642)        (1,827,572)
Loan costs                                                      (5,497,444)                -                  -
Principal payments under capital lease obligations                       -                 -           (531,673)
Derivative instrument payment                                            -                 -            (35,952)
                                                              ------------      ------------       ------------
      Net cash provided by (used in) financing activities       26,219,492        (2,646,778)         4,568,606
                                                              ------------      ------------       ------------

Net increase (decrease) in cash and cash equivalents             5,770,619        (1,719,926)         1,703,567
Cash and cash equivalents, beginning of the period                 424,961         2,144,887            441,320
                                                              ------------      ------------       ------------

Cash and cash equivalents, end of period                     $   6,195,580     $     424,961      $   2,144,887
                                                              ============      ============       ============

               See accompanying summary of accounting policies and
                         notes to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS CONTINUED
YEARS ENDED December 31, 2004, 2003 and 2002

Supplemental cash flow information and non-cash investing and financing activities:

                                                                   2004              2003               2002
                                                                   ----              ----               ----
Cash paid for state income taxes                             $           -     $           -      $       2,875
                                                              ============      ============       ============
Cash paid for interest                                           3,512,239         2,515,630          3,596,847
                                                              ============      ============       ============
Satisfaction of preferred Stock Series B Subscription
with related party vessel services                                       -         1,073,352                  -
                                                              ============      ============       ============
Conversion of subordinated debt with related party                       -                 -         22,926,648
                                                              ============      ============       ============
Equipment acquired under capital lease agreement                         -                 -            375,006
                                                              ============      ============       ============
Debt assumed on purchased assets purchased from affiliate        9,132,306                 -                  -
                                                              ============      ============       ============
Capital Contribution resulting from acquisition of K-Corp    $   7,768,326     $           -      $           -
                                                              ============      ============       ============

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

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

Allowance for Doubtful Accounts - The Company records a monthly accrual provision based on specific known collectibility problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, and adjusts the provision account to the calculated balance. It is our policy to write off receivables once the account reaches 180-days past due or it is determined that additional efforts of collection will not result in the receipt of the receivable.

Property and Equipment - Property and equipment is carried at cost. Property and equipment are depreciated to their estimated salvage values on a straight-line method based on the following estimated useful lives:

                                                           Years
                                                           -----
Buildings and structures                                    40
Office furniture and equipment                             6-10
Leasehold improvements                                     2-12
Freight equipment:                                         4-40
  Vessels                                                   40
  Tractors                                                   4
  Containers, Chassis and VTM's                             18
  Trailers                                                  12

During 2004, the Company had an appraisal performed on its vessels, containers and chassis, which included a review of the useful lives. The results of this appraisal indicated an increase in the useful life of these assets, from the lives originally estimated by the Company. As such, management revised its estimate of the remaining useful lives of chassis, VTMs (Specialized containers for carrying vehicles), vessels and containers to extend the useful live by approximately 6 to 10 years. During 2004, a change in accounting estimate was recognized to reflect this decision, resulting in a decrease of depreciation expense for 2004 by approximately $409,000 and as an increase in net income of approximately $409,000 or $.03 per basic and diluted share.

Tires on revenue equipment purchased are capitalized as part of the equipment cost and depreciated over the life of the vehicle. Replacement tires are expensed when placed in service.

Leasehold improvements and equipment under capital leases are amortized over the lesser of the estimated lives of the asset or the lease terms. Maintenance and repairs are expensed as incurred.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

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

Other Assets - Other assets consist mainly of debt issuance costs that are amortized on a straight-line basis over the term of the associated debt, which approximates the interest method.

Revenue Recognition and Classification - Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period; commonly referred to as the "percentage of completion" method. Voyage expenses are recognized as incurred. Demurrage and charterhire revenue are included in our revenues. Demurrage is a charge assessed for failure to return empty freight equipment on time. Charter hire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of our customers. These amounts are computed daily and included in "Operating Revenue."

Income Taxes - Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized.

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing earnings applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Stock-Based Compensation - In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue to account for its employee stock compensation plans under Accounting Principles Board ("APB") Opinion No. 25, with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The following table provides an expanded reconciliation for all periods presented that adds back to reported net income (loss) the recorded expense under APB 25, net of related income tax effects, deducts the total fair value expense under SFAS 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002 (continued)

                                                                        2004               2003               2002
                                                                        ----               ----               ----
Net income (loss) attributable to common shares, as reported         $ 2,352,671       $ (7,282,220)      $ (7,746,644)

Total stock-based employee compensation cost included in the determination of net loss, net of related tax effects

Total stock-based employee compensation
   cost determined under fair value method
   for all awards, net of related tax effects                           (368,993)          (496,322)          (979,380)
                                                                 ----------------  -----------------   ----------------

Net income (loss), pro forma                                         $ 1,983,678       $ (7,778,542)      $ (8,726,024)
                                                                 ================  =================   ================

Income (loss) per common share:
Basic, as reported                                                        $ 0.20            $ (0.74)           $ (0.79)
Diluted, as reported                                                      $ 0.19            $ (0.74)           $ (0.79)
Basic, pro forma                                                          $ 0.17            $ (0.80)           $ (0.89)
Diluted, pro forma                                                        $ 0.15            $ (0.80)           $ (0.89)


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

New Accounting Standards - In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. As a result of this accounting pronouncement, we anticipate that the adoption of this standard may have a material impact on our Financial Statements. The effective date of this standard is interim and annual period after June 15, 2005.

2. LIQUIDITY

During the period between 1998 and 2002, the Company operated in a trade lane that was characterized by significant over capacity and fierce competition. This over capacity and competition resulted in significant and prolonged rate decreases throughout that period. Similarly, our ability to pass on certain expenses to customers, through surcharges and other customer charges was severely hampered due to competition. During the years ended December 31, 2004, 2003 and 2002, the Company incurred net income (losses) applicable to common

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

shares of $2,352,671, $(7,282,220) and $(7,746,644), respectively, and had cash flows from provided (used) by operating activities of $3,111,695, $860,093 and $(3,704,325), respectively, and had working capital (deficiency) of $10,422,542 and $(2,040,623) at December 31, 2004 and 2003, respectively. As a result, there was substantial doubt about the Company's ability to continue as a going concern as of December 31, 2002.

During this period, one of the trade lane's largest participants filed bankruptcy and, after operating in bankruptcy for approximately 18 months, sold its vessel assets to another competitor in the trade. With a realignment of capacity and demand in the trade lane, 2003 resulted in a redistribution of freight volume among the remaining four participants, which resulted in increased volume and capacity utilization. During the fourth quarter of 2003, the Company began to implement increases in customer rates and surcharges. In addition to the revenue increases, the Company also implemented several changes to reduce cost. The most notable changes were made in purchased transportation, healthcare costs and tug fuel consumption. During the fourth quarter of 2003, the Company began utilizing lower cost rail transportation in certain lanes effectively lowering the unit cost per mile of inland transportation. In January 2004, the Company implemented a change in policy and healthcare providers, reducing benefit costs and started chartering tugs with more fuel-efficient engines. The Company has entered into written contracts with customers that reflect the increased rates and additional surcharges and improved market conditions. Based upon the foregoing, management believes that the Company will be able to maintain increased vessel capacity utilization at these increased rates. The trade lane in which the Company operates is protected by a number of barriers to entry, the most formidable of which is the Jones Act that requires that vessels serving the trade lane be built in the United States, operated by United States citizens and crewed by United States citizens. Other barriers to entry include limited port space in San Juan. Both act as major constraints to the addition of new capacity. Management believes that the capacity utilization and rate levels can be maintained for the foreseeable future. The trade lane in which the Company operates is a mature lane that typically sees modest yet stable growth in demand and has not historically seen dramatic fluctuation in demand. The Company expects this to continue through the upcoming years resulting in a stable trade environment.

At December 31, 2003, the Company had $13.1 million due to a bank under our senior credit facility, which expired January 31, 2004. In addition, the Company had $6.3 million due to related parties, all of which were due to be paid in 2004. In April 2004, after receiving extensions from our then existing senior lender, the Company refinanced this bank debt with a new senior lender. This bank debt in turn was fully paid down with the proceeds of our $85.0 million senior secured debt note offering completed December 1, 2004. The remaining bank debt is a $10 million receivables facility that provides for interest at prime plus 1.5% and may only be drawn upon if certain conditions are satisfied. The revolving line of credit is subject to a borrowing base calculation based on a percentage of eligible accounts receivable. In addition to $1.5 million remaining of the balance, $1 million of the 2004 scheduled repayment of related party debt has been rescheduled for monthly principal payments commencing January 2005. With the purchase of K Corp., this deferred amount has been made payable to the Estate of M. P. McLean and is approximately $2.5 million. This amount is payable in 36 monthly payments the first of which was made in January 2005. All other amounts owed to affiliates were repaid with the proceeds of the $85.0 million senior secured debt offering completed December 1, 2004. These factors, along with increased rates and market share, and our return to profitability in 2004 are expected to allow us to meet our working capital requirements through December 31, 2005. Our business plan does not require or anticipate any utilization of the revolving credit facility.

The Company has issued two series of Ship Financing Bonds designated as our 7.07% Sinking Fund Bonds Due September 30, 2022 and 6.52% Sinking Fund Bonds Due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

of the Merchant Marine Act of 1936, as amended. The Company refers to these bonds as the "Title XI Bonds." During 2003, with the consent of the holders of the Title XI Bonds, the Company deferred the semi-annual principal payments on the Title XI Bonds and in 2004 the Company spread those deferred principal payments over the remaining maturity of the Title XI Bonds. The Company therefore had rescheduled principal payments of $232,022 and $372,429 due each semi-annual period until fully paid on September 30, 2022 and March 30, 2023, respectively. The aggregate principal amount of the Title XI Bonds outstanding at December 31, 2004 was $22.1 million. In addition, in connection with obtaining the consent of the Secretary of Transportation of the United States of America to offer and sell the notes, in December 2004 the Company was required to deposit approximately $2.0 million into a reserve fund that secures the Title XI Bonds.

The default provisions of the Title XI covenants provide that, in the event of default of the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the "Secretary"). As of December 31, 2004, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants. The Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business. However, none of the foregoing covenants will apply if the Company meets certain financial tests provided for in the agreement and the Company has satisfied our obligation to make deposits into the reserve fund. In November 2004, the Company received permission from the Secretary to issue $85 million in senior secured notes and to use the proceeds of this transaction to fund the acquisition of K Corp. as discussed in
Note 6, repay K Corp.'s indebtedness, repay our existing debts, exercise certain equipment purchase options on equipment previously leased and strengthen our current liquidity needs. As of December 31, 2004, the Company had not performed any such restricted financial activities and therefore, the Company was in compliance with such restrictions. Therefore, the debt was not in default, and the lender did not have the right to call the debt.

Interest on the senior secured notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2005. The notes accrue interest at 9-1/4 % per year on the principal amount. The notes will mature on November 15, 2011. After November 15, 2008, the Company may redeem the notes, in whole or in part, at our option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. In addition, prior to November 15, 2007, the Company may redeem up to 35% of aggregate principal amount of the notes with the net proceeds of certain equity offerings at a redemption price of 109 1/4 % of the principal amount of the notes, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require us to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement, among other things, restricts (as defined) the Company to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinate debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

The notes are secured by a first priority lien for the benefit of the holders of the notes on our two roll-on/roll-off barges, certain equipment and our Jacksonville, Florida office and terminal, including associated real estate. The notes are subordinated to the Title XI debt collateralized by the TBC barges.

On December 1, 2004 the Company amended its existing revolving credit facility with Congress Financial Corporation to reduce the maximum availability from $20 million to $10 million. The revolving credit facility is secured by our accounts receivable and certain other related assets not including the collateral securing senior secured notes and the Title XI debt. There are no amounts currently outstanding under this facility.

As of December 31, 2004 $2.5 million of related party debt is outstanding. This debt arose from deferred charterhire payments to K Corp., has an interest rate of 8.03% and is payable in 36 equal monthly installments beginning in January 2005.

The Company believes that cash from operations will allow us to meet our working capital requirements through December 31, 2005. The Company currently anticipates limited capital expenditures for 2005, and does not expect to require additional borrowings to fund our operations through the end of 2005


3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consist of the following:

                                                                  2004                     2003
                                                                  ----                     ----

Freight equipment                                             $ 100,005,427            $ 62,974,932
Office furniture and equipment                                    3,590,107               3,248,186
Buildings and structures                                          2,585,378               2,585,378
Land                                                              1,254,703                 504,703
Leasehold improvements                                            1,894,546               1,894,546
                                                            ------------------       -----------------
                                                                 109,330,161             71,207,745
less accumulated depreciation and amortization                   (27,251,738)           (24,438,932)
                                                            ------------------       -----------------

                                                              $  82,078,423            $ 46,768,813
                                                            ==================       =================


Depreciation and amortization expense on property and equipment was $3, 081,916, $3,392,742 and $3,383,002 2004, 2003 and 2002, respectively.

4. TRANSACTIONS WITH RELATED PARTIES

The Company leased two roll-on/roll-off barge vessels and the use of a ramp system in San Juan, Puerto Rico from an affiliate, Kadampanattu Corp. (K-Corp), under operating lease agreements until December 2004. Certain stockholders of the affiliate were controlling stockholders of the Company through August 16, 2004. The lease payments were $10,050 per day for each vessel. Total lease expense under these leases from affiliate totaled $6,714,863, $7,336,500 and $7,336,500 in 2004, 2003 and 2002, respectively. During 2004 the affiliate, agreed to defer $1.5 million of charter hire to be paid by the Company, in 2004. In addition during 2002, the Company issued to this affiliate $24 million before discount of non-convertible preferred stock Series B as payment for indebtedness, amounts deferred under the long-term charters of the Company and

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

an advance portion of the 2003 charterhire. The Series B Preferred Stock was redeemed in December 2004. The Company received net cash advances from the same affiliate totaling $989,436 and $461,468 in 2003 and 2002, respectively. These advances were used to meet the Company's cash flow requirements.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

The Company received net advances of $121,500 and $203,877 from a Mr. John McCown, the Company's Chief Executive Officer in 2003 and 2002, respectively. Such advances were used to meet the Company's cash flow requirements. Such advances totaled $386,127 and $264,627 at December 31, 2003 and 2002, respectively. In connection with the senior secured debt offering, a portion of the proceeds was used to payoff this obligation in December 2004.

During the quarter ended June 30, 2002 the Company borrowed $5 million from an affiliate, with interest at the rate of 8.03% a year. Certain stockholders of the affiliate are also principal stockholders of the Company. The proceeds of this borrowing were used to repay the $3 million borrowed under the revolving credit agreement, and to provide $2 million in working capital. Amounts outstanding were $4,933,205 at December 31, 2003. In April 2004, the $4,933,205 related party obligation was rescheduled from October 2004 to May 2007. In connection with the Senior Secured debt offering, a portion of the proceeds was used to payoff this obligation in December 2004. In addition during 2002, the same affiliate purchased preferred convertible stock Series A for $2 million. The preferred stock Series A, had a liquidation preference of $2 million. The Preferred Stock Series A, pursuant to its terms was converted into 1,955,000 common shares in July of 2004. In April 2004, the $1.5 million deferred charter hire obligation was combined with the $989,436 of advances into a $2.5 million obligation payable over 36 months with interest at 8.03% a year. In connection with the K-Corp acquisition, this debt was transferred to another affiliate and remained an obligation of the Company as of December 31, 2004.

On August 16, 2004, the Estate of M.P. McLean distributed 1,641,732 shares of common stock to its beneficiaries. This distribution resulted in a decrease of the Estates' ownership in the Company to approximately 44.7%.

On December 1, 2004 the Company acquired 100% of the outstanding stock of K-Corp (See note 6).


5. LONG-TERM DEBT AND DUE TO AFFILIATES

Following is a summary of long-term debt at December 31, 2004 and 2003:

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

                                                                                               2004              2003
                                                                                               ----              ----
Ship-financing bonds and notes (Title XI) maturing on March 30, 2023; payable in semi-annual installments of principal and interest; interest is fixed at 6.52%;
collateralized by vessels with a carrying value of $14,660,944 at December
31,2004; amount is guaranteed by
The United States of America under the Title XI Federal Ship Financing Program             $  13,779,864      $ 14,524,722

Ship-financing bonds and notes (Title XI) maturing on September 30, 2022;
payable in semi-annual installments of principal and interest; interest is fixed at 7.07%; collateralized by vessels with a carrying value of $9,458,628 at
December 31, 2004; amount is guaranteed by The United States of America under
the Title XI Federal Ship Financing Program                                                    8,352,783         8,816,827

Senior secured notes maturing on November 15, 2011; Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2005.
The notes accrue interest at 9 1/4% per year on the principal amount. The notes are collateralized by a first priority lien with a carrying value of $53.8 million on our two roll-on/roll-off barges, certain equipment and our
Jacksonville, Florida office and terminal, including associated real estate.                  85,000,000                 -

Unsecured related party debt maturing December 2007; payable in monthly
installments of principal and interest; interest at a rate of 8.03%;                           2,462,136                 -

Term loan under $29 million credit facility maturing January 31, 2004; payable in quarterly installments of principal and interest; interest at a rate of 4.25%
above the 30-day dealer commercial paper rate (5.25% as of 12/31/2003;
collateralized by trailers with a carrying value of $14,288,555 at December 31,
2003. (Repaid from the proceeds of senior secured notes.)                                              -         7,285,714

Revolving line of credit under $29 million credit facility; interest at a rate of 3.75% above the 30-day dealer commercial paper rate (4.75% as of
12/31/2003); collateralized by accounts receivable.                                                     -        5,779,481

Note payable to bank maturing October 2006; payable in monthly installments of principal and interest; interest at a rate of 2.00% above 30-day LIBOR rate
(3.12% at December 31, 2003); collateralized by land and buildings and structures with a carrying value of $2,035,864 at December 31, 2003 (guaranteed
by an affiliate)                                                                                       -           624,548
                                                                                        ----------------- -----------------
                                                                                             109,594,783        37,031,292

Less current portion                                                                          (1,969,709)       (1,683,953)
                                                                                        ----------------- -----------------
                                                                                           $ 107,625,074      $ 35,347,339
                                                                                        ================= =================

(A) SHIP FINANCING BONDS AND NOTES
As a result of the Company's losses occurring over the past few years, the lender on several occasions rescheduled its principal payments with the Company. In the first quarter of 2004, the Company received approval to reschedule principal payments over the remaining life of each Title XI issue. As rescheduled, the Company's semi-annual principal payments increased to $232,022 and $372,429 respectively. In addition, in connection with obtaining the consent of the Secretary of Transportation of the United States of America to offer and sell senior secured the notes, in December 2004 the Company deposited approximately $2.0 million into a reserve fund that secures the Title XI Bonds. As of December 31, 2004, the Company is in default of the financial covenants contained in the Title XI debt agreements. The default provisions of the Title XI covenants provide that, in the event of default of the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the "Secretary"). The Company may not take, without prior written approval, any of

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

the following actions: (1) acquire any fixed assets other than those required for the normal maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more);
(3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary under Title XI and liens incurred in ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meet certain financial tests provided for in the agreement and the Company has satisfied our obligation to make deposits into the reserve fund. In November 2004, the Company received permission from the Secretary to issue $85 million in Senior Secured Notes and to use the proceeds of this transaction to fund the acquisition of K Corp., repay K Corp.'s indebtedness, repay our existing debts, exercise certain equipment purchase options on equipment previously leased and strengthen our current liquidity needs. As of December 31, 2004, the Company has not performed any such restricted financial activities and therefore, it's in compliance with such restrictions. As such, the debt was not in default, and the lender did not have the right to call the debt. The United States of America under the Title XI Federal Ship Financing Program guarantees the bonds.

(B) SENIOR SECURED NOTES
The $85 million in 9-1/4 % Senior Secured Notes mature on November 15, 2011. Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2005. The notes accrue interest at 9-1/4 % per year on the principal amount. The notes will mature on November 15, 2011. After November 15, 2008, the Company may redeem the notes, in whole or in part, at our option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. In addition, prior to November 15, 2007, the Company may redeem up to 35% of aggregate principal amount of the notes with the net proceeds of certain equity offerings at a redemption price of 109 1/4 % of the principal amount of the notes, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require us to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, restricts (as defined) the Company to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinate debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets.

(C) REVOLVING LINE OF CREDIT
On December 1, 2004 the Company amended our existing revolving credit facility with Congress Financial Corporation to reduce the maximum availability from $20 million to $10 million. The agreement provides that the loan is due in April 2007 with interest equal to the prime rate plus 1.5%. The revolving line of credit is subject to a borrowing base formula (approximately $9,400,000 at December 31, 2004) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by our accounts receivable. At December 31, 2004 the Company had approximately $9.4 million available for future advances under this credit line.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

Following are maturities of long-term debt at December 31, 2004:

        2005                                            $   1,969,709
        2006                                                1,997,295
        2007                                                2,066,514
        2008                                                1,178,382
        2009                                                1,178,382
        Thereafter                                        101,204,501
                                                    ------------------

                                                        $ 109,594,783
                                                    ==================


6. ACQUISTION OF K-CORP.

On December 1, 2004, the Company acquired 100% of the outstanding stock of K Corp. with a portion of the proceeds obtained from the senior secured notes. Previously K-Corp leased to the Company two roll-on / roll-off barge vessels and the use of a ramp system in San Juan, Puerto Rico. As a result of the purchase, the Company expects to improve its operations by eliminating the lease agreements and replacing it with interest expense resulting from the notes on the senior secured debt and depreciation expense of the acquired RO/RO vessels. The Company paid $32.0 million and assumed debt of $9.1 million, which was paid off on December 1, 2004. These obligations were paid with a portion of proceeds of the senior secured debt. Certain pro-forma adjustments were made to eliminate lease expense previously paid to K-Corp related to the RO/RO vessels, cumulative undeclared dividends and accretion related to the Preferred Series "B" Stock and additionally include increased depreciation on the RO/RO vessels and interest on the senior secured notes issued by the Company on December 1, 2004

The following tables highlight on a pro forma basis the results of 2004 and 2003 as if these transactions took place in the beginning of each year:

                                                                      Year Ended December 31,
                                                           ---------------------------------------------
                                                              2004 (unaudited)        2003 (unaudited)
                                                           -----------------------   -------------------
Revenues                                                    $     98,774,666          $    86,433,985

Income (loss) attributable to common shares                        6,846,723               (2,830,600)

Earnings (loss) per share, basic                                        0.58                    (0.29)
Earnings (loss) per share, diluted                                      0.57                    (0.29)


The Company purchased the stock of K-Corp for $41.1 million. In this connection, the Company acquired K-Corp's assets, which had a historical carrying value of $48.9 million. Since the Company and K-Corp had similar controlling shareholders, the Company, recorded K-Corp's assets at the historical carrying value of $24.9 million and estimated the value of the preferred stock to approximate its liquidation value. The excess of the historical carrying value over the amount paid is recorded as a $7.8 million capital contribution on the Statement of Changes in (Capital Deficit) Stockholders Equity.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

The assets acquired are as follows:

                                                                                2004
                                                                       -----------------------
Vessels                                                                        $   24,150,632
Land                                                                                  750,000
Investment in Preferred Stock Series B                                             24,000,000
                                                                       -----------------------

Total assets acquired                                                          $   48,900,632
                                                                       =======================


The purchase price is as follows:
Purchase price                                                                  2004
                                                                       -----------------------

Cash paid by Company                                                               32,000,000

Long term debt acquired in connection with the K-Corp Acquistion                    9,132,306
                                                                       -----------------------

Purchase price of assets aquired                                               $   41,132,306
                                                                       =======================


On December 1, 2004, in connection with the acquisition of K-Corp the Company redeemed the preferred stock Series B for $24 million. In connection with this redemption the Company recorded the excess of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock on the Company's balance sheet as a subtraction from net earnings to arrive at net earnings available to common shareholders.

The redemption of the preferred stock is as follows:


                                                                                2004
                                                                       -----------------------

Purchase price paid to K-Corp                                                  $   24,000,000

Accreated value of the Company                                                     23,543,702
                                                                       -----------------------

Excess consideration given to the shareholders over the
  carrying value of the Preferred Class B securities                           $     (456,298)
                                                                       =======================

7. OPERATING LEASES

The Company has various operating lease agreements principally for land leases, office facilities, charterhire, tug charter and equipment. The Company also has a lease agreement with the Port Authority of Jacksonville, whereas, monthly rent is calculated based on the total tonnage shipped, with an annual minimum guarantee of approximately $1.7 million. During the periods ended December 31, 2004, 2003 and 2002, the Company did not exceed the minimum tonnage under this lease agreement to require additional rent. In addition, the Company is responsible for all fuel cost for its tug charter hire agreements.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004 are as follows:

              2005                                       $ 12,010,354
              2006                                          5,524,488
              2007                                          1,988,536
              2008                                          1,893,303
              2009                                          1,722,964
              Thereafter                                    7,516,684
                                                    ------------------

                                                         $ 30,656,329
                                                    ==================

Rent expense for all operating leases, including leases with terms of less than one year, was $21,851,549, $22,949,572 and $22,402,945 for 2004, 2003 and 2002,
respectively.


8. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2004 and 2003:


                                                   2004                 2003
                                                   ----                 ----
Fringe benefits                               $    639,618           $   716,358
Marine expense                                   1,060,697               538,728
Salaries and wages                                 109,522               395,071
Interest                                         1,027,969             1,100,033
Rent                                                90,837               524,958
Taxes                                               30,181               380,353
Other                                              572,649               382,887
                                             ------------------   --------------

                                              $  3,531,473           $ 4,038,388
                                             ==================   ==============

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

9. OTHER ASSETS

Other assets consist of the following at December 31, 2004 and 2003:


                                                        2004                2003
                                                        ----                ----

Title XI Restricted Deposit                   $  2,042,527           $         -
Debt Issuance Costs                              5,690,918               909,427
Other                                              300,484               266,027
                                             ----------------       ------------

                                              $  8,033,929           $ 1,175,454
                                             ================       ============

Amortization expense for the year ended December 31, 2004, 2003 and 2002 was $734,124, $191,257 and $174,744, respectively.

10. INCOME TAXES

The (provision) benefit for income taxes is comprised of the following for the years ended December 31, 2004, 2003 and 2002:

                                                2004              2003             2002
                                                ----              ----             ----
Current:
      Federal                             $           -      $          -      $         -
      State                                      11,006                 -           (3,305)
                                         ---------------   ---------------  ---------------

                                                 11,006                 -           (3,305)
                                         ---------------   ---------------  ---------------
Deferred
      Federal                                (1,456,906)        1,818,899        2,384,509
      State                                    (276,420)          219,289          280,530
                                         ---------------   ---------------  ---------------

                                             (1,733,326)        2,038,188        2,665,039
Valuation allowance                           1,733,326        (2,038,188)      (2,665,039)
                                         ---------------   ---------------  ---------------

Total income tax benefit (provision)      $      11,006      $          -      $    (3,305)
                                         ===============   ===============  ===============

Income tax (provision) benefit for the years ended December 31, 2004, 2003 and 2002 differs from the amounts computed by applying the statutory Federal corporate rate to income (loss) before (provision) benefit for income taxes. The differences are reconciled as follows:

                                                          2004               2003              2002
                                                          ----               ----              ----
Tax (provision) benefit at statutory Federal rate       $ (1,515,293)    $    1,859,061    $    2,413,819
(Increase) decrease in deferred tax asset
   valuation allowance                                     1,733,326         (2,038,188)       (2,665,039)
Nondeductible expenses                                       (39,763)           (40,162)          (32,759)
State income taxes, net of Federal benefit                  (167,264)           219,289           280,674
                                                    -----------------   ----------------  ----------------

Total income tax benefit (provision)                    $     11,006     $            -    $       (3,305)
                                                    =================   ================  ================

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

The components of the Company's net deferred tax asset at December 31, 2004 and 2003 are as follows:

                                                    2004             2003
                                                    ----             ----
Deferred tax assets:
    Net operating loss carry forwards         $ 31,026,256      $ 30,704,715
    Employee stock option                        3,240,895         3,240,895
    Asset impairment charge                      1,452,110         1,452,110
    Restructuring charge                                 -            73,237
    Intangible Assets                              123,056            98,764
    Allowance for bad debts                        160,018           259,887
    Accrued vacation                               110,036           112,702
    Other                                          252,007             1,482
                                             --------------   ---------------

Gross deferred assets                           36,364,378        35,943,792

Deferred tax liabilities:
    Fixed asset basis                           15,410,331        13,256,419
                                             --------------   ---------------

Gross deferred tax liabilities                  15,410,331        13,256,419

Deferred tax asset valuation allowance          20,954,047        22,687,373
                                             --------------   ---------------

Net deferred tax asset                        $          -      $          -
                                             ==============   ===============


The Company has recorded various deferred tax assets as reflected above. In assessing the ability to realize the deferred tax assets, management considers, whether it is more likely than not, that some portion, or all of the deferred tax asset will be realized. The ultimate realization is dependent on generating sufficient taxable income in future years. The valuation allowance account decreased by $1,733,326 in 2004 as a result of the Company being able to use its net operating loss carryforwards to reduce taxable income. As a result of the net losses incurred in 2002 and 2003, an increase in the valuation allowance of $2,038,188 and $2,665,039 was recorded. . The Company anticipates that its taxable temporary differences will reverse in the same period as the deductible temporary differences therefore assuring realization after non-reserved portion of its deferred assets.

At December 31, 2004, the Company had available net operating loss ("NOL") carryforwards for federal income tax purposes of $81,648,044, which expire beginning in 2007.

11. STOCKHOLDERS' EQUITY

Earnings Per Share:

The Company has adopted the consensus reached in EITF 03-06, "Participating Securities and Two-Class Method under FASB 128" which provides further guidance on the definition of participating securities and requires the use of the two-class method in calculating earnings per share for enterprises with participating securities under SFAS Statement 128, "Earnings per Share."

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

Pursuant to EITF 03-06, the Company's Series A convertible preferred shares (prior to their conversion to common shares) were considered participating securities. EITF 03-06 requires that each period's income be allocated to participating securities, if there is no conversion. Accordingly, for the reporting periods in which there is income attributable to common shareholders, the Company allocated a portion of such income to the Series A convertible shareholders based upon the pro-rata share of income, weighted for the period prior to redemption. During reporting periods in which there was a net loss attributable to common shareholders, such loss is allocated entirely to the common shares.

The following reconciles Basic and Diluted Earnings Per Share:

                                                          For the year ended December 31,
                                             ----------------------------------------------------------
                                                 12/31/2004           12/31/2003         12/31/2002
                                             ------------------   ------------------   ----------------
Basic Earnings Per Share:
Net income (loss) attributable to
common shareholdera                             $   2,352,671      $  (7,282,220)      $   (7,746,644)
Net income (loss) allocated to preferred
Series A Shareholders prior to
conversion (1)                                       (217,706)                 -                   -
                                             ------------------   ------------------   ----------------
Net income (loss) allocated to common
shareholders                                    $   2,134,965      $  (7,282,220)      $   (7,746,644)
                                             ==================   ==================   ================

Weighted average common shares-basic               10,662,791          9,777,391            9,805,878
                                             ------------------   ------------------   ----------------
Income (loss) per common shares-basic           $        0.20      $       (0.74)      $        (0.79)

Diluted Earnings Per Share
Add:  Diluted effect of assumed conversion
      of Preferred Series A                         1,087,301                  -                    -
Add:  Diluted effect of options                       366,655                  -                    -
                                             ------------------   ------------------   ----------------
Weighted average shaers-diluted                    12,116,747          9,777,391            9,805,878
                                             ------------------   ------------------   ----------------
Income (loss) per common shares-diluted         $        0.19      $       (0.74)      $        (0.79)


(1) Weighted for days outstanding prior to conversion on July 23, 2004

Options to purchase 489,200, 900,466 and 708,589 shares of the Company's common stock were excluded from the calculation of diluted earnings per share because they were out of the money during the years ended December 31, 2004, 2003 and 2002, respectively.

Preferred Stock Series B:

During 2002, the Company issued 24,000 shares of preferred stock Series B to an affiliate as payment for indebtedness, amounts deferred under the long-term charters of the Company and an advance portion of the 2003 charterhire. The total issued value of preferred stock Series B was $24 million. As an increasing rate preferred stock, Series B was recorded at fair-value resulting in an initial discount of approximately $2.6 million. Accretion for the year ended December 31, 2004, 2003 and 2002 was $515,845, $980,745 and $643,871
respectively. Beginning on April 1, 2003 cumulative dividends began to accrue at a rate equal to the 90-day plus 350 basis points. Beginning in 2004, the dividend rate increased 25 basis points a quarter up to a maximum dividend rate of the 90-day libor rate plus 650 points. Contractual undeclared dividends aggregated to $1,115,795 at December 31, 2004 and $846,385 at December 31, 2003. Such dividends have not been declared, accrued or paid. On October 31, 2004 the contractual dividend was permanently waived by the holder. A portion of the preferred stock series B was issued to pay $1.1 million of the Company's 2003 charterhire commitments to an affiliate. In 2003, the Company offset the subscription as the charterhire was used. The preferred stock Series B was redeemed by the Company in conjunction with the acquisition of K-Corp. In accordance with EITF D-42 the $0.5 million excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the Company's balance sheet was

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

subtracted from net earnings to arrive at net earnings available to common shareholders in the calculation of earnings per share

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

In July 2000, the Company's Board of Directors and its stockholders authorized the establishment of the Non-Employee Director Stock Incentive Plan (the "Director Plan"). The purpose of the Director Plan is to assist the Company in attracting and retaining highly competent individuals to serve as non-employee directors. The Company has reserved 50,000 shares of common stock for issuance pursuant to the Director Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Director Plan. The exercise price per share of options granted under the Director Plan shall not be less than 100% of the fair market value of the common stock on the date of grant. Such options become exercisable at the rate of 20% per year beginning on the first anniversary date of the grant and the maximum term for a grant is ten years. As of December 31, 2004, there were 29,016 options available for grant.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 allows for a prospective method of adoption of SFAS 123, whereas, the Company can prospectively account for the current expense of options granted during 2003 and thereafter, as a results prior years were not restated.

A summary of the status of options under the Company's stock-based compensation plans at December 31, 2004, 2003 and 2002 is presented below:

                                               2004                        2003                       2002
                                   --------------------------   -------------------------   -------------------------
                                                     Weighted                   Weighted                    Weighted
                                                     Average                    Average                     Average
                                                     Exercise                   Exercise                    Exercise
                                      Options         Price        Options       Price        Options        Price

Outstanding at beginning of year      1,315,249     $   5.43      1,327,110    $   5.43      1,100,687     $   5.95
    Granted                                   -            -              -           -        302,000         2.88
    Exercised                           (23,943)        2.52         (5,735)       2.77              -            -
    Forfeited                           (46,915)        2.78         (6,126)       6.03        (75,577)        2.84
                                   -------------               -------------               ------------

Outstanding at end of year            1,244,391     $   5.58      1,315,249    $   5.44      1,327,110     $   5.59
                                   =============               =============               ============

Grants exercisable at year-end        1,057,313     $   6.06        900,466    $   6.65        708,588
                                   =============               =============               ============

Weighted-average fair value of
   options granted during the year $          -                $          -                $      2.34

The following table summarizes information about the outstanding options at December 31, 2004:

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2004, 2003 AND 2002

                                                            Weighted-Average
         Exercise                   Options                    Remaining                            Options
          Price                   Outstanding               Contractual Life                      Exercisable
-------------------------------------------------------------------------------------------------------------------

         $ 10.00                     384,209                    2.6 years                            384,209
           10.00                     105,000                    3.0 years                            105,000
            2.25                     176,570                    4.2 years                            176,570
            2.84                     301,831                    5.6 years                            256,899
            2.88                     276,781                    7.4 years                            134,635
                              --------------                                                  ---------------
                                   1,244,391                                                       1,057,313
                              ==============                                                  ===============



Remaining non-exercisable options as of December 31, 2004 become exercisable as follows:

         2005                                          105,332
         2006                                           60,400
         2007                                           21,347
                                                   ------------

                                                       187,079
                                                   ============

12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan, which covers substantially all employees in the United States. Participants are permitted to make contributions of up to 15% of their compensation not to exceed certain limits. The Company makes matching contributions to the Plan at a rate not to exceed 3% of compensation as defined. The Company contributed approximately $150,000, $190,000 and $138,000 to the Plan during 2004, 2003 and 2002.

In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $20,000, $17,000 and $25,000 to the Plan during 2004, 2003, and 2002.

In March 1998, the Board of Directors authorized an Employee Stock Purchase Plan, which covers substantially all employees. The Plan allows employees to invest up to 10% of their base compensation through payroll deductions. The purchase price will be 15% less than the fair market value on the last day of the purchase period. The Company made contributions of approximately $515 and $700 to the Plan during 2003 and 2002, respectively. In accordance with the Plan document, the Plan terminated automatically on March 1, 2004, the fifth anniversary of the Plan start date.

The Company has a Incentive Program; the Company made contributions of $493,971 during 2004 and no contributions was made in 2003 and 2002.

13. CONTINGENCIES

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the Company's financial statements.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. For the year ended December 31, 2004 the estimated fair value of the Company's long-term debt were less than the carrying values by approximately $385,000. This difference in the fair value and the carrying value is based on the anticipated increase in the Company's prime-lending rate over the life of the Company's fixed rate debt.

15. SEGMENTS

The Company's primary business is to transport freight from its origination point in the continental United States to San Juan, Puerto Rico and from San Juan, Puerto Rico to its destination point in the continental United States. The Company provides a domestic trucking system and a barge vessel system, which work in conjunction with each other to service its customers.

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company's "Intermodal Model" for providing customer service. (Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to air, water, land and rail.) The Company provides intermodal services to its customers from the continental United States to San Juan, Puerto Rico. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation.

While the Company is able to track the expenses for these services separately, the Company does not capture the revenues based on inland or marine transportation because the results of revenues are not considered relevant to the model currently employed by the Company. Instead the management and directors of the Company make operating and reporting decisions based on the total results of operations.

16. CONCENTRATION OF GEOGRAPHIC MARKET RISK

The Company transports freight between the United States and Puerto Rico for companies in diversified industries who have operations located there. There is no one customer that comprises over 10% of the Company total revenues. The Company performs periodic credit evaluations of the customer's financial condition and generally does not require collateral. At December 31, 2004 and 2003, accounts receivable was approximately $15.6 million and $11.0 million respectively. Receivables are generally due within 45 days. Credit losses have been within management's expectations. The Company leases its tug charter from a single vendor, however the Company believes this risk is mitigated by the availability tugboat providers currently in the market.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                   March 31,            June 30,          September 30,        December 31,
Quarter Ended                                         2004               2004(3)                2004               2004 (1)
                                               -------------------  ------------------  ------------------   ------------------
Operating revenues                              $   22,908,730       $   24,102,899      $   23,938,849        $  27,824,188
Operating income                                     1,052,715            1,660,296           1,976,925            3,906,724


Net income                                             359,158              988,823           1,154,205            1,938,424
Net income (loss) attributable to
      common shares                                    (91,796)             527,791             654,531            1,262,145
Net income (loss) per share -
      basic                                              (0.01)                0.04                0.06                 0.11
      diluted                                   $        (0.01)      $         0.04      $         0.06        $        0.10

                                                   March 31,            June 30,          September 30,        December 31,
Quarter Ended                                         2003                2003                2003                     2003
                                               -------------------  ------------------  ------------------   ------------------
Operating revenues                              $   19,419,305       $   22,333,227      $   22,619,4737       $  22,061,980
Operating income (loss)                             (1,818,678)              78,504            (152,404)            (702,888)
Net loss                                            (2,515,888)            (665,342)           (863,219)          (1,410,641)
Net loss attributable to
   common shares, as previously reported            (2,982,382)            (835,470)         (1,034,633)          (1,865,479)
Net loss attributable to
   common shares, as restated (2)                   (2,982,382)          (1,117,598)         (1,316,761)          (1,865,479)
Net loss per share -
   basic and diluted, as previously reported    $        (0.31)             $ (0.09)     $        (0.11)       $       (0.19)
Net loss per share -
   basic and diluted, as restated (2)           $        (0.31)             $ (0.11)     $        (0.13)       $       (0.19)

(1) On December 1, 2004, the Company acquired K-Corp, a company whose shareholders were also controlling shareholders of Trailer Bridge, Inc. Prior to the acquisition, the Company leased two RO/RO vessels and a ramp system in San Juan, Puerto Rico. The Company financed this acquisition with a portion of the proceeds of the $ 85 million senior secured notes with a 9 1/4% fixed interest rate. This transaction was accretive in that the Company reduced its operating lease expense payments to K-Corp and incurred additional interest and depreciation which together resulted in a $213,591 increase in operating income for the month of December 2004. In connection with the $85 million senior secured notes, the Company paid off its existing credit facility which resulted in the write off of deferred loan costs of $381,523 in December 2004, which increased interest expense and decreased net income of the same amount. Further, in connection with the acquisition of K-Corp, the Company redeemed the Preferred Stock Series B. In accordance with EITF D-42, the $456,298 excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the Company's balance sheet was subtracted from net earnings to arrive at net earnings available to common shareholders in the calculation of earnings per share.

(2) Subsequent to the issuance of the Company's condensed financial statements for the three and nine months ended September 30, 2003 on Form 10-Q, the Company determined that net loss attributable to common shares and net loss per share should be reduced for undeclared cumulative dividends on preferred stock. Net loss attributable to common shares and net loss per share for the three months ended June 30, 2003 and September 30, 2003 have been restated to reflect the undeclared cumulative preferred stock dividends.

(3) In June 2004, the Company received a favorable legal determination regarding the Volume of Business Tax in the Guaynabo Municipality of Puerto Rico, which resulted in a $250,000 reversal, which increased operating income by the same amount.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED December 31, 2004

                         Allowance for Doubtful Accounts
                         -------------------------------

                                Balance at
                             Beginning of the     Charged to Costs       Deductions         Balance at end of
           Year                   year              and Expenses        (Chargeoffs)              year
           ----              -----------------   -----------------    ------------------    -----------------

           2004                $    683,914         $ 1,467,438         $ (1,730,253)          $ 421,099
           2003                     895,772           1,687,894           (1,899,752)            683,914
           2002                   1,118,083             981,637           (1,203,947)            895,773

It is the policy of the company to write off receivables once the account reaches 180-days past due or it is determined that additional efforts of collection will not result in the receipt of the receivable.


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

                                           Equity Compensation Plan Information

                                                  (a)                        (b)                                   (c)

                                                                                                  Number of securities remaining
                                        Number of securities to        Weighted-average           available for future issuance
                                        be issued upon exercise of     exercise price of          under equity compensation plans
                                        outstanding options,           outstanding options,       (excluding securities reflected
            Plan Category               warrants and rights            warrants and rights        in column (a))
--------------------------------------  ------------------------    -----------------------   -------------------------------------

Equity compensation plans appoved by
securities holders                                    1,277,848      $               5.44                            29,016
                                        ------------------------    -----------------------   -------------------------------------

Equity compensation plans not appoved
by securities holders
                                        ------------------------    -----------------------   -------------------------------------

                Total                                 1,277,848      $               5.44                            29,016
                                        ========================    =======================   =====================================

         Incorporated by Reference

         The information called for by Item 10 -- "Directors and Executive Officers of the Registrant", Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management", Item 13 -- "Certain Relationships and Related Transactions" and Item 14 "Principal Accountant Fees and Services" is incorporated herein by this reference to the Company's definitive proxy statement for its annual meeting of stockholders scheduled to be held in May 2005, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)      Documents Filed as Part of this Report

           1.   Financial Statement Schedules:

                Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2004, 2003 and 2002.

                All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements and notes thereto in Item 8.

           2.   Exhibits.


                                  EXHIBIT INDEX

                   (Exhibits being filed with this Form 10-K)

   EXHIBIT
   NUMBER                                 DESCRIPTION OF EXHIBITS
   ======                                 -----------------------

3.1.1(5)        Amended and Restated Certificate of Incorporation of the
                Registrant

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

10.2.1(1)       Amendment to Bareboat Charter Party dated December 31, 1994

10.2.2(1        Second Amendment to Bareboat Charter Party dated October 1995

10.2.3(1)       Third Amendment to Bareboat Charter Party dated March 1, 1997

10.2.4(2)       Fourth Amendment to Bareboat Charter Party dated June 30, 1997

10.2.5(6)       Fifth Amendment to Bareboat Charter Party dated March 30, 2002

   EXHIBIT
   NUMBER                                 DESCRIPTION OF EXHIBITS
   ======                                 -----------------------

10.8.13(5)      United States Government Guaranteed Ship Financing Bond, 1997
                Series, Amended and Restated September 30, 2003, in the amount of $10,515,000

10.8.14(5)      Trust Indenture, Second Supplement to Special Provisions

10.8.15(5)      United States Government Guaranteed Ship Financing Bond, 1997
                Series II, Amended and Restated September 30, 2003, in the amount of $16,918,000

10.8.16(6)      Trust Indenture, Third Supplement to Special Provisions

10.8.17(6)      United States Government Guaranteed Ship Financing Bond, 1997
                Series, Amended and Restated April 29, 2004, in the amount of
                $10,515,000

10.8.18(6)      Trust Indenture, Third Supplement to Special Provisions

10.8.19(6)      United States Government Guaranteed Ship Financing Bond, 1997
                Series II, Amended and Restated April 29, 2004, in the amount of
                $16,918,000

10.8.20(7)      Trust Indenture, Fourth Supplement to Special Provisions

10.8.21(7)      Trust Indenture, Fourth Supplement to Special Provisions

10.8.22(10)     Third Amendment to Amended and Restated Title XI Reserve
                Fund and Financial Agreement dated as of December 1, 2004 by and between Trailer Bridge, Inc. and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime
                Administrator.

   EXHIBIT
   NUMBER                                 DESCRIPTION OF EXHIBITS
   ======                                 -----------------------

10.9(1) Agreement and Lease dated as of August 1, 1991 between the Registrant and the Jacksonville Port Authority

10.9.1(1)       Amendment #5 to Exhibit B, Schedule of Fees and Charges

10.11(1)#       Incentive Stock Plan

10.11.1(1)#     Form of Stock Option Award Agreement

10.11.2(4)#     Amendment No. 1 to Trailer Bridge, Inc. Stock Incentive Plan

10.11.3(4)#     Trailer Bridge, Inc. Non-Employee Director Stock Incentive Plan

10.11.4(4)#     Form of Non-Employee Director Stock Option Award Agreement

10.12(3)        Trailer Bridge, Inc. Employee Stock Purchase Plan

10.24(6)#       Employment Agreement dated as of April 5, 2003 between Trailer
                Bridge, Inc. and William G. Gotimer, Jr.

10.25(8)#       Employment Agreement dated as of August 5, 2004 between Trailer
                Bridge, Inc. and John D. McCown

10.25.4(10)     Amendment No. 2 to Loan and Security Agreement dated as
                of December 1, 2004, by and between Trailer Bridge, Inc., as Borrower, and Congress Financial Corporation
                (Florida), as Agent and the Lenders from time to time party thereto, as Lenders.

10.28.1(10)     Indenture dated as of December 1, 2004 between Trailer Bridge,
                Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.2(10)     Form of 9 1/4% Senior Secured Note due 2011 (incorporated by reference to Exhibit A to Exhibit 10.28.1 hereof).

10.28.3(10)     Security Agreement dated as of December 1, 2004 between Trailer
                Bridge, Inc. and Wells Fargo
                Bank, National Association, as Trustee.

10.28.4(10)     Assignment of Earnings dated as of December 1, 2004 between
                Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.5(10)     Assignment of Insurances dated as of December 1, 2004 between
                Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

   EXHIBIT
   NUMBER                                 DESCRIPTION OF EXHIBITS
   ======                                 -----------------------

10.28.6(10)     First Preferred Vessel Mortgage dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National
                Association, as Trustee.

10.28.7(10)     Mortgage and Security Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National
                Association, as Trustee.

10.29.1(10)     Purchase Agreement dated as of November 16, 2004 among Trailer
                Bridge, Inc. and the Initial Purchasers named therein.

10.29.2(10)     Registration Rights Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National
                Association, Trustee.

23.2(11) Consent of BDO Seidman, LLP, independent registered public accounting firm

23.3(11) Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1(11)        Certification of Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2(11) Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1(11) Certification of Trailer Bridge, Inc.'s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2003)

99.1(9) Shares Acq1uisition Agreement dated as of July 23, 2004 by and between the Estate of Malcom P. McLean, Kadampanattu Corp., and Trailer Bridge, Inc.

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

(5) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2003.

(6) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 2003.

(7) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended March 31, 2004.

(8) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2004.

(9) Incorporated by reference to the indicated exhibit to the Company's Form 8-K dated July 28, 2004.

(10) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 15, 2005.

(11)     Filed herewith.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this twenty-eight day of March 2005.

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

                SIGNATURE                                          TITLE                                 DATE
                ---------                                          -----                                 ----

/s/ John D. McCown                         Chairman of the Board and Chief Executive Officer        March 30, 2005
------------------------------------       and Director (Principal Executive Officer)
John D. McCown


/s/ Mark A. Tanner                         Vice President -- Administration and Chief Financial     March 30, 2005
------------------------------------       Officer (Principal Financial and Accounting Officer)
Mark A. Tanner


/s/ William G. Gotimer, Jr.                Director                                                 March 30, 2005
------------------------------------
William G. Gotimer, Jr.


/s/ Nickel van Reesema                     Director                                                 March 30, 2005
------------------------------------
Nickel van Reesema



/s/ Allen L. Stevens                       Director                                                 March 30, 2005
------------------------------------
Allen L. Stevens


/s/ Peter Shaerf                           Director                                                 March 30, 2005
------------------------------------
Peter Shaerf


                                           Director                                                 March 30, 2005
------------------------------------
Artis E. James


                                           Director                                                 March 30, 2005
------------------------------------
F. Duffield Meyercord

                SIGNATURE                                          TITLE                                 DATE
                ---------                                          -----                                 ----

                                           Director                                                 March 30, 2005
------------------------------------
Malcom P. McLean, Jr.


                                           Director                                                 March 30, 2005
------------------------------------
Greggory B. Mendenhall