Form 10-Q
period 2005-03-31
TRAILER BRIDGE INC
filed 2005-05-16
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2005

                         Commission file number 0-22837

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

YES [ ] NO [X]

As of March 31, 2005, 11,753,691 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2004 that appear in the Company's Annual Report on Form 10-K.



Condensed Statements of Operations for the Three Months ended
       March 31, 2005 and 2004 (unaudited)                               Page 3

Condensed Balance Sheets as of March 31, 2005
        and December 31, 2004 (unaudited)                                Page 4

Condensed Statements of Cash Flows for the Three
        Months Ended March 31, 2005 and 2004 (unaudited)                 Page 5

Notes to Condensed Financial Statements                                  Page 6

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                               Three Months
                                                                                             Ended March 31,
                                                                                 ------------------------------------
                                                                                       2005                2004
                                                                                 -----------------    ---------------
    OPERATING REVENUES                                                                 24,365,534         22,908,730
    OPERATING EXPENSES:
       Salaries, wages, and benefits                                                    4,090,576          3,778,469
       Rent and purchased transportation:
          Related Party                                                                         -          1,829,100
          Other                                                                         5,197,343          5,578,368
       Fuel                                                                             2,951,613          2,422,542
       Operating and maintenance (exclusive of depreciation
          shown separately below)                                                       5,816,728          5,512,934
       Taxes and licenses                                                                 123,052            154,729
       Insurance and claims                                                               670,592            808,342
       Communications and utilities                                                       144,939            122,748
       Depreciation and amortization                                                    1,028,392            798,762
       (Gain) Loss on sale of assets                                                      (16,166)             3,417
       Other operating expenses                                                           828,674            858,300
                                                                                 -----------------    ---------------
                                                                                       20,835,743         21,867,711
                                                                                 -----------------    ---------------
    OPERATING INCOME                                                                    3,529,791          1,041,019

    NONOPERATING EXPENSE:
       Interest expense                                                                (2,577,477)          (681,864)
       Interest income                                                                     22,255                  3
                                                                                 -----------------    ---------------

    INCOME BEFORE BENEFIT (PROVISION) FOR INCOME TAXES                                    974,569            359,158

    BENEFIT FOR INCOME TAXES                                                                1,232                  -

                                                                                 -----------------    ---------------
    NET INCOME                                                                            975,801            359,158

   ACCRETION OF PREFERRED STOCK DISCOUNT                                                        -           (159,412)

    UNDECLARED DIVIDEND                                                                         -           (291,542)

                                                                                 -----------------    ---------------
    NET INCOME (LOSS) ATTRIBUTABLE TO                                           $         975,801    $       (91,796)
       COMMON SHARES
                                                                                 =================    ===============

    PER SHARE AMOUNTS:

    NET INCOME PER SHARE BASIC                                                  $            0.08    $         (0.01)
                                                                                 =================    ===============
    NET INCOME PER SHARE DILUTED                                                $            0.08    $         (0.01)
                                                                                 =================    ===============

    SHARES OUTSTANDING BASIC                                                           11,763,241          9,789,533
                                                                                 =================    ===============
    SHARES OUTSTANDING DILUTED                                                         12,280,725          9,789,533
                                                                                 =================    ===============

See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                March 31,          December 31,
                                                                                  2005               2004
                                                                            ----------------   ---------------
ASSETS
Current Assets:
          Cash and cash equivalents                                           $   9,343,331     $   6,195,580
          Trade receivables, less  allowance for doubtful
              accounts of $430,199 and $421,099                                  13,723,684        15,590,585
          Other receivables                                                          14,820             9,561
          Prepaid expenses                                                        1,252,118         2,317,749
                                                                            ----------------   ---------------
              Total current assets                                               24,333,953        24,113,475

Property and equipment, net                                                      81,290,640        82,078,423
Other assets                                                                      7,934,087         8,033,929
                                                                            ----------------   ---------------
TOTAL ASSETS                                                                  $ 113,558,680     $ 114,225,827
                                                                            ================   ===============

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
          Accounts payable                                                    $   5,742,331     $   6,930,859
          Accrued liabilities                                                     4,582,712         3,531,473
          Current portion of long-term debt                                       1,208,902         1,208,902
          Current portion of due to affiliates                                      788,190           760,807
          Unearned revenue                                                          513,988         1,258,892
                                                                            ----------------   ---------------
              Total current liabilities                                          12,836,123        13,690,933

Due to affiliates                                                                 1,513,374         1,701,329
Long-term debt, less current portion                                            105,319,294       105,923,745
                                                                            ----------------   ---------------
TOTAL LIABILITIES                                                               119,668,791       121,316,007
                                                                            ----------------   ---------------

Commitments and Contingencies

Capital Deficit:
          Common stock, $.01 par value, 20,000,000 shares
              authorized; 11,763,691 and 11,762,178 shares issued and
              outstanding                                                           117,637           117,621
          Additional paid-in capital                                             52,145,236        52,140,986
          Deficit                                                               (58,372,984)      (59,348,787)
                                                                            ----------------   ---------------
              TOTAL CAPITAL DEFICIT                                              (6,110,111)       (7,090,180)
                                                                            ----------------   ---------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                                         $ 113,558,680     $ 114,225,827
                                                                            ================   ===============


See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months ended
                                                               -----------------------------------
                                                                    March 31,         March 31,
                                                                       2005               2004
                                                               ----------------  -----------------
Operating activities:
Net income                                                       $     975,801      $     359,158
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                   1,028,392            798,762
     Provision for doubtful accounts                                   118,400            207,782
     (Gain)Loss on sale of fixed assets                                 (8,383)             3,417
Decrease (increase) in:
     Trade receivables                                               1,748,501         (2,372,448)
     Other receivables                                                  (5,259)             1,285
     Prepaid expenses                                                1,065,633            296,548
Increase (decrease) in:
     Accounts payable                                               (1,188,531)           (97,975)
     Accrued liabilities and related party charterhire               1,214,609          1,574,063
     Unearned revenue                                                 (744,904)           147,481

                                                               ----------------  -----------------
Net cash provided by operating activities                            4,204,259            918,073
                                                               ----------------  -----------------

Investing activities:
Additions to property and equipment                                   (312,448)                 -
Proceeds from sale of property and equipment                            84,800              6,200
Additions to other assets                                               28,489                  -
                                                               ----------------  -----------------
       Net cash (used in) provided by investing activities            (199,159)             6,200
                                                               ----------------  -----------------

Financing activities:
Proceeds from borrowing on revolving line of credit                          -            828,043
Proceeds from (payments) on borrowing from affiliate                  (160,571)            (6,200)
Exercise of stock options                                                4,267             24,111
Principal (payments) on notes payable                                 (604,451)        (1,051,535)
Loan costs                                                             (96,594)          (100,000)
                                                               ----------------  -----------------
          Net cash used in financing activities                       (857,349)          (305,581)
                                                               ----------------  -----------------

Net increase in cash and cash equivalents                            3,147,751            618,692
Cash and cash equivalents, beginning of the period                   6,195,580            424,961
                                                               ----------------  -----------------

Cash and cash equivalents, end of period                         $   9,343,331      $   1,043,653
                                                               ================  =================

Supplemental cashflow information and non-cash investing and financing activities:
Cash paid for interest                                           $     917,837      $     980,635
                                                               ================  =================

See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements for the three years ended December 31, 2004 that appear in the Form 10-K.

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

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                      -------------------------------------
                                                                           2005                2004
                                                                      ----------------   ------------------
Net income (loss) attributable to common shares                         $     975,801       $      (91,796)
Total stock-based employee compensation cost included in the determination of net income (loss), net of related tax effects

Total stock-based employee compensation
   cost determined under fair value method
   for all awards, net of related tax effects                                 (56,752)            (123,950)
                                                                      ----------------   ------------------

                                                                        $     919,049       $     (215,746)

Income (Loss) per common share:
Basic, as reported                                                      $        0.08       $        (0.01)
Diluted, as reported                                                    $        0.08       $        (0.01)
Basic, pro forma                                                        $        0.08       $        (0.02)
Diluted, pro forma                                                      $        0.07       $        (0.02)


During the three months ended March 31, 2005 1,513 options were exercised. There were no options issued during the three months ended March 31, 2005.

Earnings per share - options to purchase 486,054 shares of the Company's common stock were excluded from the calculation of diluted earnings per share because they were out of the money during the three-month period ending March 31, 2005.

New Accounting Standards - In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. As a result of this accounting pronouncement, we anticipate that the adoption of this standard may have a material impact on our Financial Statements. The Company is currently in the process of evaluating the impact of adopting of SFAS 123(R) on the Company's financial position, liquidity or results of operations. The effective date of this standard is the first annual period after January 1, 2006.


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

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31,
------------------------------------------------------------------------------
2004
----

The Puerto Rico lane in which the Company operates had been subjected to overcapacity and intense competition over the five years prior to 2003. As a result of the reduction of vessel capacity in the trade lane in 2002, the Puerto Rico lane stabilized and competition became less intense during 2003 and has continued to abate in 2004 and 2005. The Company increased utilization of its vessels during 2003. The Company's utilization has been maintained over the last twenty-seven months while rates within the Puerto Rico lane have increased.

The following table sets forth the indicated items as a percentage of net revenues for three months ended March 31, 2005 and 2004:

                      Operating Statement - Margin Analysis
                            (% of Operating Revenues)

                                                              Three Months
                                                             Ended March 31,
                                                   -----------------------------------
                                                        2005               2004
                                                   ----------------   ----------------
Operating Revenues                                      100%               100%
Salaries, wages, and benefits                           16.8               16.5
Rent and purchased transportation:
      Related Party                                        -                8.0
      Other                                             21.3               24.4
Fuel                                                    12.1               10.6
Operating and maintenance (exclusive of
depreciation shown separately below)                    23.9               24.1
Taxes and licenses                                       0.5                0.7
Insurance and claims                                     2.8                3.5
Communications and utilities                             0.6                0.5
Depreciation and amortization                            4.2                3.5
(Gain) Loss on sale of equipment                        (0.1)               0.0
Other operating expenses                                 3.4                3.7
                                                   ----------------   ----------------
Total Operating Expenses                                85.5               95.5
Operating income                                        14.5                4.5
Net interest expense                                   (10.5)              (2.9)
                                                   ----------------   ----------------
Net income                                              4.0%               1.6%
                                                   ================   ================

The Company's operating ratio (operating expense stated as a percentage of operating revenues) improved from 95.5% during the three months ended March 31, 2004 to 85.5% during the three months ended March 31, 2005. The improvement in operating income and the resulting improved operating ratio are primarily due to significant reductions in rent expense on vessels and equipment, partially offset by the related increase in depreciation expense. Both of which were the result of assets purchased in the transaction completed in December 2004 with the proceeds of the $85 million note offering.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue by sailing route and freight carried:

              Volume & Revenue Changes 2005 compared to 2004

                                            Overall           Southbound         Northbound
                                        ----------------   -----------------   ----------------
Volume Percent Change:
Core container & trailer                          -5.4%                0.4%             -22.3%
Auto and other cargos                            -12.2%               -1.3%             -71.2%
SOLs                                             -36.1%              -35.2%             -50.0%

Revenue Change ($millions):
Core container & trailer                    $       0.7          $      1.0        $      (0.3)
Auto and other cargos                              (0.6)               (0.3)              (0.3)
SOLs                                               (0.1)               (0.1)              (0.0)
Other Revenues                                      1.5
                                        ----------------
Total Revenue Change                        $       1.5

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 92.2% for the three months ended March 31, 2005, compared to 91.8% for the three months ended March 31, 2004. Southbound volume showed a small increase in core container and trailer volume and decreases in auto and other cargo, as well as, SOL volume in the first quarter of 2005 as compared to the same period the year earlier. Auto and other cargo northbound showed a significant decrease in volume in the first quarter of 2005 compared to the year earlier period due to a significant drop in military movement in 2005.

Revenue for the three months ended March 31, 2005 was $24.4 million, compared to $22.9 million for the three months ended March 31, 2004. The increase in revenue was primarily due to increased freight rates and increased accessorial charges. The Company's fuel surcharge is included in the Company's revenues and amounted to $2.1 million during the three months ended March 31, 2005 compared to $1.2 million in the three months ended March 31, 2004. This increase in the fuel surcharges results from increases in the contractual customer obligations. The Company's demurrage is included in the Company's revenues and amounted to $0.6 million during the three months ended March 31, 2005 compared to $0.8 million in the three months ended March 31, 2004. Demurrage is a charge assessed for failure to return empty freight equipment on time. This decrease in demurrage relates to customers returning the containers on a more timely basis. The Company's charterhire is included in the Company's revenues and amounted to $0.5 million during the three months ended March 31, 2005 compared to $0.2 millions charterhire in the three months ended March 31, 2004. Charterhire is rental revenue for vessels not in use in liner service.

Operating Expenses

Salaries, wages and benefits increased by $0.3 million or 8.26% due primarily to increases in incentive based compensation partially offset by lower driver payroll. Purchased transportation related party decreased $1.8 million or 100% primarily due to the purchase of the RO/RO barges through the use of a portion the proceeds the senior secured notes. Purchased transportation other decreased $.4 million or 6.83% due to exercising lease purchase options in 2004 through the use of a portion of the proceeds of the senior secured notes. Fuel increased by $.5 million or 21.84% due to increases in crude oil prices on the world market during the period. Operating and Maintenance expenses increased by $.3 million or 5.51% due to higher stevedoring costs. Insurance and claims decreased by $.1 million or 17.04% due to audit related credits in 2005. Depreciation and Amortization increased by $.2 million or 28.75% due to purchase of property, plant and equipment, including the Ro/Ro barges and revenue equipment purchased with the proceeds of the senior secured notes issued December 2004. As a result, the Company's operating ratio improved to 85.5% during the three months ended March 31, 2005 from 95.5% during the three months ended March 31, 2004.

INTEREST EXPENSE

Net interest expense of $2,577,477 was up 274.7% from the year earlier period due to the issuance of the senior secured notes that funded the purchase of the previously leased vessels and equipment.

PREFERRED STOCK ACCRETION AND UNDECLARED DIVIDENDS

As a result of the preferred stock redemption in December 2004, the Company is no longer required to accrete the discount in accordance with Staff Accounting Bulletin No. 68 "Increasing Rate Preferred Stock" and is no longer obligated to record the undeclared dividends resulting from the contractual dividend rates.

DEFERRED TAXES

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

As a result of the factors described above, the Company reported a net income of $1.0 million for the three months ended March 31, 2005 compared to $0.4 million in the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $4.2 million in the first three months of 2005 compared to net cash provided by operations of $.9 million in 2004. This represented an improvement of $3.3 million primarily from a decrease in trade receivables by $1.7 million resulting from better collection efforts, which was offset by $1.2 million decrease in accounts payable between periods due to larger cash availability due to the working capital provided by the senior secured notes. Net cash used by investing activities was $.2 million in the first three months of 2005 compared to negligible net cash provided by investing activities in 2004. The change is due primarily to payments made for improvements to revenue equipment. Net cash used in financing activities was $.9 million in the first three months of 2005 compared to net cash used in financing activities of $.3 million in 2004 representing a change of $.6 million primarily the result of a decrease in borrowing from the Company's line of credit in 2005 due to the improvement in the Company's cash position between periods resulting from the increased profitability and available cash from the issuance of the December 2005 Senior Secured Notes. At March 31, 2005, cash amounted to approximately $9.3 million, working capital was a positive $11.5 million, and the capital deficit was $6.1 million.

The Company existing revolving credit facility is subject to a borrowing base formula (approximately $8.0 million at March 31, 2005) based on a percentage of eligible accounts receivable. At March 31, 2005 there were no advances drawn on this credit facility.

As of March 31, 2005 $2.3 million of related party debt is outstanding. This debt arose from deferred charterhire payments to K Corp., has an interest rate of 8.03% and is payable in 36 equal monthly installments beginning in January 2005. The receivable was assigned to the Estate of Malcom P. McLean prior to the Company acquisition of K Corp. The Company's principal payments during the period totaled $.2 million.

The default provisions of the Title XI covenants provide that, in the event of default of the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the "Secretary"). As of March 31, 2005, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants. The Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business. However, none of the foregoing covenants will apply if the Company meets certain financial tests provided for in the agreement. As of March 31, 2005, the Company had not performed any such restricted financial activities and therefore, the Company was in compliance with such restrictions. Therefore, the debt was not in default, and the lender did not have the right to call the debt.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended March 31, 2005, as compared to those the Company disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.   Market Risk Disclosures

The Company believes that there have been no significant changes to its Market Risk Disclosures during the three months ended March 31, 2005, as compared to those the Company disclosed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2004

FORWARD-LOOKING STATEMENTS

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

TRAILER BRIDGE, INC.




Date: May 16, 2005                     By: /s/ John D. McCown
                                          --------------------------------------
                                           John D. McCown
                                           Chairman and Chief Executive Officer


Date: May 16, 2005                     By: /s/ Mark A. Tanner
                                          --------------------------------------
                                           Mark A. Tanner
                                           Vice President of Administration
                                           and Chief Financial Officer