Form 10-Q
period 2005-06-30
TRAILER BRIDGE INC
filed 2005-08-04
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2005

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

YES [ ] NO [X]

As of June 30, 2005, 11,767,558 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In the opinion of management, the information set forth in the accompanying balance sheet and statement of operations is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2004 that appear in the Company's Annual Report on Form 10-K.



Condensed Statements of Operations for the Three Months and Six Months
       ended June 30, 2005 and 2004 (unaudited)                           Page 3

Condensed Balance Sheets as of June 30, 2005 and December 31, 2004
       (unaudited)                                                        Page 4

Condensed Statements of Cash Flows for the Six Months Ended
       June 30, 2005 and 2004 (unaudited)                                 Page 5

Notes to Condensed Financial Statements                                   Page 6

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Three Months                           Six Months
                                                                        Ended June 30,                        Ended June 30,
                                                                 ------------------------------------  -----------------------------
                                                                      2005               2004              2005            2004
                                                                 ---------------   ----------------   ---------------  -------------
     OPERATING REVENUES                                         $   27,179,734    $    24,102,899    $   51,545,268    $ 47,011,629
     OPERATING EXPENSES:
        Salaries, wages, and benefits                                4,114,311          3,883,909         8,204,888       7,662,378
        Rent and purchased transportation:
           Related Party                                                     -          1,829,100                 -       3,658,200
           Other                                                     5,392,507          5,710,429        10,589,850      11,288,796
        Fuel                                                         3,140,471          2,249,850         6,092,085       4,672,392
        Operating and maintenance (exclusive of
           depreciationshown separately below)                       5,920,625          6,098,043        11,737,352      11,610,976
        Taxes and licenses                                             123,397            (69,010)          246,449          85,720
        Insurance and claims                                           913,689            771,240         1,584,281       1,579,582
        Communications and utilities                                   114,679            128,402           259,619         251,150
        Depreciation and amortization                                1,038,221            890,622         2,066,613       1,677,689
        (Gain) Loss on sale of assets                                  301,012             13,743           284,846          17,160
        Other operating expenses                                     1,025,756            936,275         1,854,427       1,794,575
                                                                 -------------     --------------     -------------     -----------
                                                                    22,084,668         22,442,603        42,920,410      44,298,618
                                                                 -------------     --------------     -------------     -----------
     OPERATING INCOME                                                5,095,066          1,660,296         8,624,858       2,713,011

     NONOPERATING EXPENSE:
        Interest expense                                            (2,646,112)          (671,474)       (5,223,589)     (1,365,033)
        Interest income                                                 61,248                  1            83,503               3
                                                                 -------------     --------------     -------------     -----------

     INCOME BEFORE BENEFIT (PROVISION) FOR INCOME TAXES              2,510,202            988,823         3,484,772       1,347,981

     BENEFIT FOR INCOME TAXES                                               90                  -             1,322               -

                                                                 -------------     --------------     -------------     -----------
     NET INCOME                                                      2,510,292            988,823         3,486,094       1,347,981

     ACCRETION OF PREFERRED STOCK DISCOUNT                                   -           (145,832)                -        (305,244)

     UNDECLARED DIVIDEND                                                     -           (315,200)                -        (606,742)

                                                                 -------------     --------------     -------------     -----------
     NET INCOME ATTRIBUTABLE TO                                 $    2,510,292    $       527,791    $    3,486,094    $    435,995
        COMMON SHARES
                                                                 =============     ==============     =============     ===========

     PER SHARE AMOUNTS:

     NET INCOME PER SHARE BASIC                                 $         0.21    $          0.04    $         0.30    $       0.04
                                                                 =============     ==============     =============     ===========
     NET INCOME PER SHARE DILUTED                               $         0.20    $          0.04    $         0.28    $       0.04
                                                                 =============     ==============     =============     ===========

     WEIGHTED AVERAGE
     SHARES OUTSTANDING BASIC                                       11,766,789         11,747,449        11,765,015      11,745,991
                                                                 =============     ==============     =============     ===========
     SHARES OUTSTANDING DILUTED                                     12,295,610         12,091,279        12,323,067      11,917,906
                                                                 =============     ==============     =============     ===========

See accompanying summary of notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                      June 30,         December 31,
                                                                                       2005               2004
                                                                                  ----------------   ---------------
ASSETS
Current Assets:
          Cash and cash equivalents                                                $   11,894,422     $   6,195,580
          Trade receivables, less  allowance for doubtful
              accounts of $349,380 and $421,099                                        13,317,066        15,590,585
          Other receivables                                                                12,764             9,561
          Prepaid expenses                                                              1,746,204         2,317,749
                                                                                    -------------      ------------
              Total current assets                                                     26,970,456        24,113,475

Property and equipment, net                                                            80,411,690        82,078,423
Other assets                                                                            8,675,507         8,033,929
                                                                                    -------------      ------------
TOTAL ASSETS                                                                       $  116,057,653     $ 114,225,827
                                                                                    =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Accounts payable                                                         $    6,108,450     $   6,930,859
          Accrued liabilities                                                           4,198,455         3,531,473
          Current portion of long-term debt                                             1,208,902         1,208,902
          Current portion of due to affiliates                                            780,868           760,807
          Unearned revenue                                                                720,689         1,258,892
                                                                                    -------------      ------------
              Total current liabilities                                                13,017,364        13,690,933

Due to affiliates                                                                       1,310,651         1,701,329
Long-term debt, less current portion                                                  105,319,294       105,923,745
                                                                                    -------------      ------------
TOTAL LIABILITIES                                                                     119,647,309       121,316,007
                                                                                    -------------      ------------

Commitments and Contingencies

Capital Deficit:
          Common stock, $.01 par value, 20,000,000 shares
              authorized; 11,767,558 and 11,762,178 shares issued and
              outstanding                                                                 117,676           117,621
          Additional paid-in capital                                                   52,155,361        52,140,986
          Deficit                                                                     (55,862,693)      (59,348,787)
                                                                                    -------------      ------------
              TOTAL CAPITAL DEFICIT                                                    (3,589,656)       (7,090,180)
                                                                                    -------------      ------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                                              $  116,057,653     $ 114,225,827
                                                                                    =============      ============

See accompanying summary of notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months ended
                                                                          -----------------------------------
                                                                              June 30,          June 30,
                                                                                2005              2004
                                                                          ----------------- -----------------
Operating activities:
Net income                                                                  $    3,486,094    $    1,347,981
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               2,066,613         1,633,197
     Provision for doubtful accounts                                                35,900           677,241
     Loss on sale of fixed assets                                                  284,846            17,160
Decrease (increase) in:
     Trade receivables                                                           2,237,619        (3,115,309)
     Other receivables                                                              (3,203)            2,975
     Prepaid expenses                                                              571,546           454,903
Increase (decrease) in:
     Accounts payable                                                             (822,409)       (2,391,577)
     Accrued liabilities and related party charterhire                           1,016,885         1,546,176
     Unearned revenue                                                             (538,203)         (138,119)
     Due to affliliates                                                                  -           659,398
                                                                             -------------     -------------
Net cash provided by operating activities                                        8,335,688           694,026
                                                                             -------------     -------------

Investing activities:
Additions to property and equipment                                               (868,493)         (448,733)
Proceeds from sale of property and equipment                                       192,933            10,450
Additions to other assets                                                         (635,763)           (1,719)
                                                                             -------------     -------------
          Net cash used in investing activities                                 (1,311,323)         (440,002)
                                                                             -------------     -------------

Financing activities:
Proceeds from borrowing on revolving line of credit                                      -         9,476,661
Payments on borrowing from affiliate                                              (370,617)          (10,450)
Exercise of stock options                                                           14,430            26,428
Payments on notes payable                                                         (604,451)       (7,927,230)
Loan costs                                                                        (364,885)         (510,310)
                                                                             -------------     -------------
          Net cash (used in) provided by financing activities                   (1,325,523)        1,055,099
                                                                             -------------     -------------

Net increase in cash and cash equivalents                                        5,698,842         1,309,123
Cash and cash equivalents, beginning of the period                               6,195,580           424,961
                                                                             -------------     -------------

Cash and cash equivalents, end of period                                    $   11,894,422    $    1,734,084
                                                                             =============     =============

Supplemental cashflow information and non-cash investing and financing activities:
Cash paid for interest                                                      $    4,769,960    $    1,955,629
                                                                             =============     =============

See accompanying summary of notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

Pursuant to the above disclosure requirement, the following table provides an expanded reconciliation for all periods presented that adds back to the reported net income the recorded expense under APB 25, net of related income tax effects, deducts the total fair value expense under SFAS 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

                                                            Three Months                             Six Months
                                                           Ended June 30,                          Ended June 30,
                                                           -------------------------------------   ---------------------------------
                                                                2005                2004                2005                2004
                                                           ----------------   ------------------   ----------------   --------------
Net income attributable to common shares                    $   2,510,292      $    527,971         $   3,486,094      $    436,175
Total stock-based employee compensation cost
  included in the determination of net income (loss),
  net of related tax effects

Total stock-based employee compensation
  cost determined under fair value method
  for all awards, net of related tax effects                      (58,381)         (115,824)             (115,133)         (231,648)
                                                             ------------       -----------          ------------       ------------
                                                            $   2,451,911      $    412,147         $   3,370,961      $     204,527

Income per common share:
Basic, as reported                                          $         0.21     $       0.04         $        0.30      $       0.04
Diluted, as reported                                        $         0.20     $       0.04         $        0.28      $       0.04
Basic, pro forma                                            $         0.21     $       0.04         $        0.29      $       0.02
Diluted, pro forma                                          $         0.20     $       0.03         $        0.27      $       0.02


During the six months ended June 30, 2005, 5,380 options were exercised. There were no options issued during the three months ended June 30, 2005.

Earnings per share - options to purchase 486,054 shares of the Company's common stock were excluded from the calculation of diluted earnings per share because they were out of the money during the three and six month periods ending June 30, 2005.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight by water to and from Puerto Rico from the continental United States through its terminal facility in Jacksonville, Florida. The Company also earns revenue from the movement of freight within the continental United States by truck when such movement complements its core business of moving freight to and from Puerto Rico. The Company's operating expenses consist of the cost of the equipment, labor, facilities, fuel and administrative support necessary to move freight to and from Puerto Rico and within the continental United States. The Company's improvement in operating income and the resulting operating ratio for the first six months of 2005 are primarily due to significant reductions in rent expense on vessels and equipment, partially offset by the related increase in depreciation expense, both of which were the result of assets purchased in the transaction completed in December 2004.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30,
----------------------------------------------------------------------------
2004
----

The Puerto Rico lane in which the Company operates had been subjected to overcapacity and intense competition over the five years prior to 2003. As a result of the reduction of vessel capacity in the trade lane in 2002, the Puerto Rico lane stabilized and competition became less intense during 2003 and has continued to abate in 2004 and 2005. The Company increased utilization of its vessels during 2003. The Company's utilization has remained relatively constant over the last ten quarters while rates within the Puerto Rico lane have increased.

 The following table sets forth the indicated items as a percentage of net revenues for the three months ended June 30, 2005 and 2004:

                        Operating Statement - Margin Analysis
                            (% of Operating Revenues)
                                                        Three Months
                                                       Ended June 30,
                                             -----------------------------------
                                                 2005               2004
                                             ----------------   ----------------
Operating Revenues                               100%               100%
Salaries, wages, and benefits                    15.1               16.1
Rent and purchased transportation:
      Related Party                                 -                7.6
      Other                                      19.8               23.7
Fuel                                             11.6                9.3
Operating and maintenance (exclusive of
  depreciation shown separely below)             21.8               25.3
Taxes and licenses                                0.5               (0.3)
Insurance and claims                              3.4                3.2
Communications and utilities                      0.4                0.5
Depreciation and amortization                     3.8                3.7
(Gain) Loss on sale of equipment                  1.1                0.1
Other operating expenses                          3.8                3.9
                                             -------------     ----------------
Total Operating Expenses                         81.3               93.1
Operating income                                 18.7                6.9
Net interest expense                             (9.5)              (2.8)
                                             -------------     ----------------
Net income                                       9.2%               4.1%
                                             =============     ================

The Company's operating ratio (operating expense stated as a percentage of operating revenues) improved from 92.9% during the three months ended June 30, 2004 to 81.3% during the three months ended June 30, 2005.


Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue by sailing route and freight carried:

                            Volume & Revenue Changes 2005 compared to 2004

                                            Overall           Southbound         Northbound
                                        ----------------   -----------------   ----------------
Volume Percent Change:
Core container & trailer                       -0.8%             5.5%               -15.9%
Auto and other cargos                           5.4%             8.0%               -26.8%
SOLs                                          -23.6%           -28.0%                58.3%

Revenue Change ($millions):
Core container & trailer                $        2.2        $     2.3           $     (0.1)
Auto and other cargos                           (0.2)            (0.1)                (0.1)
SOLs                                            (0.1)            (0.1)                 0.0
Other Revenues                                   1.2
                                        ------------
Total Revenue Change                    $        3.1
                                        ------------

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 90.9% for the three months ended June 30, 2005, compared to 91.5% for the three months ended June 30, 2004. Southbound volume remained relatively stable but vessel capacity utilization decreased due to an increase in the TBC Vessels capacity resulting from improved stowage plans. Auto and other cargo northbound showed a significant decrease in volume in the first quarter of 2005 compared to the year earlier period due to a significant drop in the number of used cars moved during the period.

Revenue for the three months ended June 30, 2005 was $27.2 million, compared to $24.1 million for the three months ended June 30, 2004. The increase in revenue was primarily due to increased southbound trailer volume, freight rates and accessorial charges. The Company's fuel surcharge is included in the Company's revenues and amounted to $2.6 million during the three months ended June 30, 2005 compared to $1.5 million in the three months ended June 30, 2004. This increase in the fuel surcharges results from increases in amounts that are passed onto customers. The Company's demurrage is included in the Company's revenues and amounted to $0.8 million during the three months ended June 30, 2005 compared to $0.8 million in the three months ended June 30, 2004. Demurrage is a charge assessed for failure to return empty freight equipment on time. The Company's charterhire is included in the Company's revenues and amounted to $0.4 million during the three months ended June 30, 2005 compared to $0.2 millions charterhire in the three months ended June 30, 2004. Charterhire is rental revenue for vessels not deployed in liner service.

Operating Expenses

Salaries, wages and benefits increased by $0.2 million or 5.93% due primarily to increases in incentive based compensation partially offset by lower driver payroll. Purchased transportation related party decreased $1.8 million or 100% primarily due to the purchase of the RO/RO barges in December 2004 through the use of a portion the proceeds the senior secured notes. Purchased transportation other decreased $.3 million or 5.57% due to exercising lease purchase options in 2004 through the use of a portion of the proceeds of the senior secured notes. Fuel increased by $.9 million or 39.59% due to increases in crude oil prices on the world market during the period. Operating and Maintenance expenses decreased by $.2 million or 2.91% due to lower equipment maintenance costs. Taxes and licenses increased by $.2 million or 278.8% due primarily to a 2004 ruling by the Puerto Rican Supreme Court in the Company's favor concerning a previously accrued and disputed Volume of Business Tax in the Guaynabo Municipality of Puerto Rico. Insurance and claims increased by $.1 million or 18.47% due to audit related credits in 2004. Depreciation and Amortization increased by $.1 million or 16.57% due to purchase of property, plant and equipment, including the RO/RO barges and revenue equipment purchased with the proceeds of the senior secured notes issued December 2004. Loss on sale of assets increased by $.3 million due to the sale of a portion of the Company's over the road equipment.

As a result, the Company's operating ratio improved to 81.3% during the three months ended June 30, 2005 from 93.3% during the three months ended June 30, 2004.

INTEREST EXPENSE

Net interest expense of $2,646,112 was up 294.08% from the year earlier period due to the issuance of the senior secured notes that funded the purchase of the previously leased vessels and equipment.

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

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
-----------------------------------------------------------------------------

The Puerto Rico lane in which the Company operates had been subjected to overcapacity and intense competition over the five years prior to 2003. As a result of the reduction of vessel capacity in the trade lane in 2002, the Puerto Rico lane stabilized and competition became less intense during 2003 and has continued to abate in 2004 and 2005. The Company increased utilization of its vessels during 2003. The Company's utilization has been maintained over the last ten quarters while rates within the Puerto Rico lane have increased.

 The following table sets forth the indicated items as a percentage of net revenues for the six months ended June 30, 2005 and 2004:

                        Operating Statement - Margin Analysis
                              (% of Operating Revenues)

                                                             Six Months
                                                            Ended June 30,
                                                   -----------------------------
                                                         2005             2004
                                                   ----------------   ----------

Operating Revenues                                       100%             100%
Salaries, wages, and benefits                            15.9             16.3
Rent and purchased transportation:
      Related Party                                         -              7.8
      Other                                              20.5             24.0
Fuel                                                     11.8              9.9
Operating and maintenance (exclusive of
  depreciation shown separately below)                   22.8             24.7
Taxes and licenses                                        0.5              0.2
Insurance and claims                                      3.1              3.4
Communications and utilities                              0.5              0.5
Depreciation and amortization                             4.0              3.6
(Gain) Loss on sale of equipment                          0.5              0.0
Other operating expenses                                  3.7              3.8
                                                   -------------     -----------
Total Operating Expenses                                 83.3             94.2
Operating income                                         16.7              5.8
Net interest expense                                     (9.9)            (2.9)
                                                   -------------     -----------
Net income                                               6.8%             2.9%
                                                   =============     ===========


The Company's operating ratio (operating expense stated as a percentage of operating revenues) improved from 94.1% during the three months ended June 30, 2004 to 83.3% during the six months ended June 30, 2005.


Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue by sailing route and freight carried:

                      Volume & Revenue Changes 2005 compared to 2004

                                            Overall           Southbound         Northbound
                                        ----------------   -----------------   ----------------
Volume Percent Change:
Core container & trailer                       -3.0%             3.0%                -18.8%
Auto and other cargos                          -3.4%             3.6%                -56.6%
SOLs                                          -30.6%           -32.0%                 -6.7%

Revenue Change ($millions):
Core container & trailer                 $       3.0        $     3.3           $     (0.3)
Auto and other cargos                           (0.7)            (0.3)                (0.4)
SOLs                                            (0.2)            (0.2)                (0.0)
Other Revenues                                   2.4
                                          ----------
Total Revenue Change                     $       4.5
                                          ----------

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 91.5% for the six months ended June 30, 2005, compared to 91.7% for the six months ended June 30, 2004. Southbound volume remained relatively stable but vessel capacity utilization decreased due to an increase in the TBC Vessels capacity resulting from improved stowage plans. Auto and other cargo northbound showed a significant decrease in volume in the first quarter of 2005 compared to the year earlier period due to a significant drop in military movement in 2005.

Revenue for the six months ended June 30, 2005 was $51.5 million, compared to $47.0 million for the six months ended June 30, 2004. The increase in revenue was primarily due to increased freight rates and increased accessorial charges. The Company's fuel surcharge is included in the Company's revenues and amounted to $4.8 million during the six months ended June 30, 2005 compared to $2.7 million in the six months ended June 30, 2004. This increase in the fuel surcharges results from in amounts that are passed onto customers. The Company's demurrage is included in the Company's revenues and amounted to $1.4 million during the six months ended June 30, 2005 compared to $1.7 million in the six months ended June 30, 2004. Demurrage is a charge assessed for failure to return empty freight equipment on time. This decrease in demurrage relates to customers returning the containers on a more timely basis. The Company's charterhire is included in the Company's revenues and amounted to $0.9 million during the six months ended June 30, 2005 compared to $0.4 millions charterhire in the six months ended June 30, 2004. Charterhire is rental revenue for vessels not deployed in liner service.

Operating Expenses

Salaries, wages and benefits increased by $0.5 million or 7.08% due primarily to increases in incentive based compensation partially offset by lower driver payroll. Purchased transportation related party decreased $3.7 million or 100% primarily due to the purchase of the RO/RO barges in December 2004 through the use of a portion the proceeds the senior secured notes. Purchased transportation other decreased $.7 million or 6.19% due to exercising lease purchase options in 2004 through the use of a portion of the proceeds of the senior secured notes. Fuel increased by $1.4 million or 30.38% due to increases in crude oil prices on the world market during the period. Operating and Maintenance expenses decreased by $.1 million or 1.09% due to lower equipment maintenance costs. Taxes and licenses increased by $.2 million or 187.5% due primarily to a 2004 ruling by the Puerto Rican Supreme Court in the Company's favor concerning a previously accrued and disputed Volume of Business Tax in the Guaynabo Municipality of Puerto Rico. Depreciation and Amortization increased by $.4 million or 23.18% due to purchase of property, plant and equipment, including the RO/RO barges and revenue equipment purchased with the proceeds of the senior secured notes issued December 2004. Loss on sale of assets increased by $.3 million due to the sale of a portion of the Company's over the road equipment. As a result, the Company's operating ratio improved to 83.3% during the six months ended June 30, 2005 from 94.1% during the six months ended June 30, 2004.

INTEREST EXPENSE

Net interest expense of $5,223,589 was up 282.67% from the year earlier period due to the issuance of the senior secured notes that funded the purchase of the previously leased vessels and equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $8.3 million in the first six months of 2005 compared to net cash provided by operations of $.7 million in 2004. This represented an improvement of $7.6 million primarily from a decrease in trade receivables activity of $5.4 million between periods resulting from better collection efforts and a $1.6 million decrease in accounts payable activity between periods due to the change in the Company's cash position in 2004. Net cash used by investing activities was $1.3 million in the first six months of 2005 compared to $.4 million net cash provided by investing activities in 2004 resulting in a change of $1.7 million, which is due primarily to payments made for improvements to revenue equipment and reserve fund deposits related to the

Title XI debt. Net cash used in financing activities was $1.3 million in the first six months of 2005 compared to net cash provided by financing activities of $1.1 million in 2004 representing a change of $2.4 million primarily the result of a decrease in borrowing from the Company's line of credit in 2005 due to the improvement in the Company's cash position between periods resulting from the increased profitability and available cash from the issuance of the December 2005 Senior Secured Notes. At June 30, 2005, cash amounted to approximately $11.9 million, working capital was a positive $14.0 million, and the capital deficit was $3.6 million.

The Company's existing revolving credit facility is subject to a borrowing base formula (approximately $7.9 million at June 30, 2005) based on a percentage of eligible accounts receivable. At June 30, 2005 there were no advances drawn on this credit facility.

As of June 30, 2005 $2.1 million of related party debt is outstanding. This debt arose in a prior year from deferred charterhire payments to K Corp., has an interest rate of 8.03% and is payable in 36 equal monthly installments beginning in January 2005. The receivable was assigned to the Estate of Malcom P. McLean prior to the Company acquisition of K Corp. The Company's principal payments during six months ending June 30, 2005 totaled $.4 million.

According to the Title XI debt agreement, the Company is required to deposit a portion of net income into a reserve fund that secures the Title XI Bonds. As of June 30, 2005, the total amount held in deposit is $2.7 million and its current deposit requirement based on earnings through June 2005 is approximately $.5 million. The Title XI debt agreement requires an annual deposit until an amount equal to fifty percent of the outstanding balance is reached which is approximately $10.8 million as June 30, 2005.

The default provisions of the Title XI covenants provide that, in the event of default of the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the "Secretary"). As of June 30, 2005, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants. The Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business. However, none of the foregoing covenants will apply if the Company meets certain financial tests provided for in the agreement. As of June 30, 2005, the Company had not performed any such restricted financial activities and therefore, the Company was in compliance with such restrictions. Therefore, the debt was not in default, and the lender did not have the right to call the debt.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the six months ended June 30, 2005, as compared to those the Company disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.   Market Risk Disclosures

The Company believes that there have been no significant changes to its Market Risk Disclosures during the six months ended June 30, 2005, as compared to those the Company disclosed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2004

FORWARD-LOOKING STATEMENTS

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

PART II

OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on one item at the Annual Meeting of Shareholders held on May 11, 2005:

1. The election of nine directors, to terms ending in 2006

A majority of votes were cast in favor of the election of the following directors:



                                      Shares Voted
      Nominee                         For Nominee           Shares Withheld

Nickel van Reesema                     9,895,888                 27,120
Peter S. Shaerf                        9,901,888                 21,120
Allen L. Stevens                       9,921,988                  1,020
Artis James                            9,874,087                 48,921
John D McCown                          9,864,317                 58,691
William G. Gotimer, Jr.                9,864,317                 58,691
Malcom P. McLean, Jr.                  9,833,545                 89,463
Greggory B. Mendenhall                 9,833,545                 89,463
F. Duffield Meyercord                  9,813,545                109,463

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

TRAILER BRIDGE, INC.




Date: August 4, 2005                   By:  /s/ John D. McCown
                                        ----------------------------------------
                                         John D. McCown
                                         Chairman and Chief Executive Officer


Date: August 4, 2005                   By:  /s/ Mark A. Tanner
                                        ----------------------------------------
                                         Mark A. Tanner
                                         Vice President of Administration
                                         and Chief Financial Officer