Form 10-Q
period 2005-09-30
TRAILER BRIDGE INC
filed 2005-11-09
CIK 1039184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2005

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

YES [ ] NO [X]

Indicate by check mark whether or not the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ] NO [X]

As of September 30, 2005, 11,771,830 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In the opinion of management, the information set forth in the accompanying balance sheet and statement of operations is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company's audited financial statements for the three years ended December 31, 2004 that appear in the Company's Annual Report on Form 10-K.



Condensed Statements of Operations for the Three Months and
       Nine Months ended September 30, 2005 and 2004 (unaudited)          Page 3

Condensed Balance Sheets as of September 30, 2005
        and December 31, 2004 (unaudited)                                 Page 4

Condensed Statements of Cash Flows for the Nine
        Months Ended September 30, 2005 and 2004 (unaudited)              Page 5

Notes to Condensed Financial Statements                                   Page 6

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months                         Nine Months
                                                                 Ended September 30,                  Ended September 30,
                                                          -----------------------------------  ----------------------------------
                                                               2005               2004              2005              2004
                                                          ---------------   -----------------  ---------------   ----------------
OPERATING REVENUES                                         $  26,213,734     $  23,938,849      $ 77,759,002      $  70,950,478
OPERATING EXPENSES:
   Salaries, wages, and benefits                               3,877,486         3,718,282        12,082,373         11,380,660
   Rent and purchased transportation:
      Related Party                                                    -         1,849,200                 -          5,507,400
      Other                                                    5,458,797         5,905,275        16,048,646         17,194,071
   Fuel                                                        3,786,714         2,484,525         9,878,799          7,156,918
   Operating and maintenance (exclusive of
      depreciation shown separately below)                     5,692,677         5,514,750        17,430,029         17,125,726
   Taxes and licenses                                             14,812            50,819           261,262            136,538
   Insurance and claims                                          785,906           818,549         2,370,187          2,398,131
   Communications and utilities                                  113,237           120,830           372,856            371,979
   Depreciation and amortization                               1,119,793           598,874         3,186,406          2,276,564
   Loss (Gain) on sale of assets                                 180,480           (25,529)          457,543             (8,370)
   Other operating expenses                                      918,461           926,349         2,780,674          2,720,924
                                                          ---------------   -----------------  ---------------   ----------------
                                                              21,948,363        21,961,924        64,868,775         66,260,541
                                                          ---------------   -----------------  ---------------   ----------------
OPERATING INCOME                                               4,265,371         1,976,925        12,890,227          4,689,937

NONOPERATING EXPENSE:
   Interest expense                                           (2,647,267)         (825,453)       (7,870,855)        (2,190,483)
   Interest income                                                60,341                 -           143,844                  -
                                                          ---------------   -----------------  ---------------   ----------------

INCOME BEFORE BENEFIT (PROVISION) FOR INCOME TAXES             1,678,445         1,151,472         5,163,216          2,499,454

(PROVISION) BENEFIT FOR INCOME TAXES                             (92,415)            2,733           (91,092)             2,733

                                                          ---------------   -----------------  ---------------   ----------------
NET INCOME                                                     1,586,030         1,154,205         5,072,124          2,502,187

ACCRETION OF PREFERRED STOCK DISCOUNT                                  -          (131,991)                -           (437,235)

UNDECLARED DIVIDEND                                                    -          (367,683)                -           (974,426)

                                                          ---------------   -----------------  ---------------   ----------------
NET INCOME (LOSS) ATTRIBUTABLE TO                          $   1,586,030     $     654,531      $  5,072,124      $   1,090,526
   COMMON SHARES
                                                          ===============   =================  ===============   ================

PER SHARE AMOUNTS:

NET INCOME PER SHARE BASIC                                 $        0.13     $        0.06      $       0.43      $        0.09
                                                          ===============   =================  ===============   ================
NET INCOME PER SHARE DILUTED                               $        0.13     $        0.06      $       0.41      $        0.09
                                                          ===============   =================  ===============   ================

See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                    September 30,      December 31,
                                                                                        2005               2004
                                                                                  -----------------  -----------------
ASSETS
Current Assets:
          Cash and cash equivalents                                                  $  10,626,259      $   6,195,580
          Trade receivables, less  allowance for doubtful
              accounts of $485,322 and $421,099                                         14,152,755         15,590,585
          Other receivables                                                                 13,090              9,561
          Prepaid expenses                                                               1,751,690          2,317,749
                                                                                  -----------------  -----------------
              Total current assets                                                      26,543,794         24,113,475

Property and equipment, net                                                             83,282,165         82,078,423
Other assets                                                                             8,537,476          8,033,929
                                                                                  -----------------  -----------------
TOTAL ASSETS                                                                         $ 118,363,435      $ 114,225,827
                                                                                  =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Accounts payable                                                           $   5,416,697      $   6,930,859
          Accrued liabilities                                                            6,085,198          3,531,473
          Current portion of long-term debt                                              1,208,902          1,208,902
          Current portion of due to affiliates                                             825,963            760,807
          Unearned revenue                                                                 999,322          1,258,892
                                                                                  -----------------  -----------------
              Total current liabilities                                                 14,536,082         13,690,933

Due to affiliates                                                                        1,104,254          1,701,329
Long-term debt, less current portion                                                   104,714,843        105,923,745
                                                                                  -----------------  -----------------
TOTAL LIABILITIES                                                                      120,355,179        121,316,007
                                                                                  -----------------  -----------------

Commitments and Contingencies

Capital Deficit:
          Common stock, $.01 par value, 20,000,000 shares
              authorized; 11,771,830 and 11,762,178 shares issued and
              outstanding                                                                  117,718            117,621
          Additional paid-in capital                                                    52,167,201         52,140,986
          Deficit                                                                      (54,276,663)       (59,348,787)
                                                                                  -----------------  -----------------
              TOTAL CAPITAL DEFICIT                                                     (1,991,744)        (7,090,180)
                                                                                  -----------------  -----------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                                                $ 118,363,435      $ 114,225,827
                                                                                  =================  =================

See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months ended
                                                          -----------------------------------
                                                           September 30,     September 30,
                                                               2005               2004
                                                          ----------------  -----------------
Operating activities:
Net income                                                   $  5,072,124       $  2,502,187
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              3,186,406          2,276,564
     Provision for doubtful accounts                               74,461            916,442
     Loss (Gain) on sale of fixed assets                          457,543             (8,370)
Decrease (increase) in:
     Trade receivables                                          1,363,369         (2,636,733)
     Other receivables                                             (3,529)             3,634
     Prepaid expenses                                             566,060            233,832
     Other assets                                                 543,762                  -
Increase (decrease) in:
     Accounts payable                                          (1,514,163)        (2,493,738)
     Accrued liabilities and related party charterhire          2,553,727            231,630
     Unearned revenue                                            (259,570)           314,793
     Due to affliliates                                                 -            628,198

                                                          ----------------  -----------------
Net cash provided by operating activities                      12,040,190          1,968,439
                                                          ----------------  -----------------

Investing activities:
Additions to property and equipment                            (5,543,908)          (473,159)
Proceeds from sale of property and equipment                      702,340             92,919
Additions to other assets                                        (647,427)          (116,740)
                                                          ----------------  -----------------
          Net cash used in investing activities                (5,488,995)          (496,980)
                                                          ----------------  -----------------

Financing activities:
Proceeds from borrowing on revolving line of credit                     -          8,474,435
Payments on borrowing from affiliate                             (531,919)           (92,919)
Exercise of stock options                                          26,312             39,454
Principal payments on notes payable                            (1,208,902)        (8,550,232)
Loan costs                                                       (406,007)          (779,217)
                                                          ----------------  -----------------
          Net cash used in financing activities                (2,120,516)          (908,479)
                                                          ----------------  -----------------

Net increase in cash and cash equivalents                       4,430,679            562,980
Cash and cash equivalents, beginning of the period              6,195,580            424,961
                                                          ----------------  -----------------

Cash and cash equivalents, end of period                     $ 10,626,259       $    987,941
                                                          ================  =================

Supplemental cashflow information and non-cash investing and financing activities:
Cash paid for interest                                       $  5,863,025       $  2,979,921
                                                          ================  =================
Cash paid for income taxes, net of refunds                   $     91,092       $          -
                                                          ================  =================

Acquistion of property and equipment
    Cost of equipment purchased                              $  5,543,908       $  1,873,159
    Loan Equipment                                                      -         (1,400,000)
                                                          ----------------  -----------------

Cash paid for equipment                                      $  5,543,908       $    473,159
                                                          ================  =================

See accompanying summary of accounting policies and notes to condensed financial statements

                              TRAILER BRIDGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

                                                                     Three Months                             Nine Months
                                                                   Ended September 30,                     Ended September 30,
                                                           -------------------------------------   ---------------------------------
                                                                2005                2004                2005               2004
                                                           ----------------   ------------------   ----------------   --------------
Net income (loss) attributable to common shares              $   1,586,030      $    654,531        $   5,072,124      $  1,090,526
Total stock-based employee compensation cost included
in the determination of net income (loss), net of
related tax effects

Total stock-based employee compensation
   cost determined under fair value method
   for all awards, net of related tax effects                      (58,683)       (115,824)              (173,816)         (355,598)
                                                           ----------------   ------------------   ----------------   --------------

                                                             $   1,527,347      $    538,707        $   4,898,308      $    734,928
Income (Loss) per common share:
Basic, as reported                                           $        0.13      $       0.06        $        0.43      $       0.09
Diluted, as reported                                         $        0.13      $       0.06        $        0.41      $       0.09
Basic, pro forma                                             $        0.13      $       0.05        $        0.42      $       0.06
Diluted, pro forma                                           $        0.12      $       0.05        $        0.40      $       0.06

During the three and nine months ended September 30, 2005, 4,272 and 9,652 options were exercised. There were no options issued during the nine months ended September 30, 2005.

Earnings per share - options to purchase 484,550 shares of the Company's common stock were excluded from the calculation of diluted earnings per share because they were out of the money during the three and nine month periods ending September 30, 2005.

New Accounting Standards - In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. As a result of this accounting pronouncement, we anticipate that the adoption of this standard will have a material impact on our Financial Statements. The Company is currently in the process of evaluating the impact of adopting of SFAS 123(R) on the Company's financial position, liquidity or results of operations. The effective date of this standard is the first annual period after January 1, 2006.

2. EARNINGS PER SHARE

The Company adopted the consensus reached in EITF 03-06, "Participating Securities and Two-Class Method under FASB 128" which provides further guidance on the definition of participating securities and requires the use of the two-class method in calculating earnings per share for enterprises with participating securities under SFAS Statement 128 "Earnings per Share."

Pursuant to EITF 03-06, the Company's Series A convertible preferred shares (prior to their conversion to common shares) were considered participating securities. EITF 03-06 requires that each period's income be allocated to participating securities. Accordingly, for the reporting periods in which there is income attributable to common shareholders, the Company allocated a portion of such income to the Series A convertible shareholders based upon the pro-rata share of income, weighted for the period prior to redemption. For the three months and nine months ended September 30, 2004, $28,436 and $138,663 of the net income was allocated to the convertible preferred shares. The Company's Series A shares were converted into common shares in July of 2004 therefore there was no allocation of income during current year.

The following reconciles Basic and Diluted Earnings Per Share:

                                                                   Three Months                             Nine Months
                                                                Ended September 30,                     Ended September 30,
                                                       -------------------------------------   -------------------------------------
                                                            2005                2004                2005                2004
                                                       ----------------   ------------------   ----------------   ------------------
Net income attributable to commons shareholders          $   1,586,030         $    654,531      $   5,072,124       $    1,090,526

Net Income allocated to preferred Series A
Shareholders (prior to conversion)(1)                                -              (28,436)                 -             (138,663)
                                                       ----------------   ------------------   ----------------   ------------------

Net income allocated to common shareholders              $   1,586,030         $    626,095      $   5,072,124       $      951,863

Weighted average common shares-basic                        11,771,156           11,229,004         11,767,043           10,270,370
Add:  Dilutive effect of options                               535,165              358,097            559,085              243,317
                                                       ----------------   ------------------   ----------------   ------------------

Weighted average shares -Diluted                            12,306,321           11,587,101         12,326,128           10,513,687

Income (Loss) per common share:
Basic, pro forma                                         $        0.13         $       0.06      $        0.43       $         0.09
Diluted, pro forma                                       $        0.13         $       0.05      $        0.41       $         0.09

(1) Weighted for days outstanding prior to conversion on July 23, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight by water to and from Puerto Rico from the continental United States through its terminal facility in Jacksonville, Florida. The Company also earns revenue from the movement of freight within the continental United States by truck when such movement complements its core business of moving freight to and from Puerto Rico. The Company's operating expenses consist of the cost of the equipment, labor, facilities, fuel and administrative support necessary to move freight to and from Puerto Rico and within the continental United States. The Company's improvement in operating income and the resulting operating ratio for the first nine months of 2005 are primarily due to significant reductions in rent expense on vessels and equipment, partially offset by the related increase in depreciation expense and interest expense , which result from the assets purchased in the transaction completed in December 2004, in addition to an increase in revenue primarily resulting from increased rates in the Puerto Rico trade lane in which the Company operates.

Three Months Ended September 30, 2005 Compared to the Three Months Ended
------------------------------------------------------------------------
September 30, 2004
------------------

The Puerto Rico lane in which the Company operates had been subjected to overcapacity and intense competition over the five years prior to 2003. As a result of the reduction of vessel capacity in the trade lane in 2002, the Puerto Rico lane stabilized and competition became less intense during 2003 and 2004 and has continued to abate in 2005.

The following table sets forth the indicated items as a percentage of net revenues for the three months ended September 30, 2005 and 2004:

                             Operating Statement - Margin Analysis
                                    (% of Operating Revenues)
                                                              Three Months
                                                           Ended September 30,
                                                   ------------------------------------
                                                        2005                2004
                                                   ----------------   -----------------
Operating Revenues                                            100%                100%
Salaries, wages, and benefits                                 14.8                15.5
Rent and purchased transportation:
      Related Party                                              -                 7.7
      Other                                                   20.8                24.7
Fuel                                                          14.4                10.4
Operating and maintenance (exclusive of
depreciation shown separately below)                          21.7                23.0
Taxes and licenses                                             0.1                 0.2
Insurance and claims                                           3.0                 3.4
Communications and utilities                                   0.4                 0.5
Depreciation and amortization                                  4.3                 2.5
(Gain) Loss on sale of equipment                               0.7                (0.1)
Other operating expenses                                       3.5                 3.9
                                                   ----------------   -----------------
Total Operating Expenses                                      83.7                91.7
Operating income                                              16.3                 8.3
Net interest expense                                          (9.9)               (3.5)
Provision for Income taxes                                    (0.3)                0.0
                                                   ----------------   -----------------
Net income                                                    6.1%                4.8%
                                                   ================   =================

The Company's operating ratio (operating expense stated as a percentage of operating revenues) improved from 91.7% during the three months ended September 30, 2004 to 83.7% during the three months ended September 30, 2005, primarily as a result of the accretive results from the senior secured notes transaction completed in December 2004.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue by sailing route and freight carried:

                        Volume & Revenue Changes 2005 compared to 2004

                                            Overall           Southbound         Northbound
                                        ----------------   -----------------   ----------------
Volume Percent Change:
Core container & trailer                          -1.5%                1.2%              -9.7%
Auto and other cargos                            -27.6%              -24.4%             -56.5%
SOLs                                             -16.8%              -20.7%              20.7%

Revenue Change ($millions):
Core container & trailer                  $         1.4      $          1.5      $        (0.1)
Auto and other cargos                              (0.9)               (0.8)              (0.1)
SOLs                                                0.1                 0.1               (0.0)
Other Revenues                                      1.8
                                        ----------------
Total Revenue Change                      $         2.3
                                        ----------------

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 84.1% for the three months ended September 30, 2005, compared to 94.9% for the three months ended September 30, 2004. Southbound trailer and container volume remained relatively stable but vessel capacity utilization decreased due to a decrease in the auto and other cargo volume southbound. The Company will monitor the auto and other cargo market and make adjustments as necessary to best utilize its vessel capacity.

Revenue for the three months ended September 30, 2005 was $26.2 million, compared to $23.9 million for the three months ended September 30, 2004. The increase in revenue was primarily due to increased southbound trailer volume, freight rates and accessorial charges, including fuel surcharges. The Company's fuel surcharge is included in the Company's revenues and amounted to $3.1 million during the three months ended September 30, 2005 compared to $1.9 million in the three months ended September 30, 2004. This increase in the fuel surcharges results from increases in fuel costs that are passed onto customers. The Company's demurrage is included in the Company's revenues and amounted to $0.9 million during the three months ended September 30, 2005 compared to $0.6 million in the three months ended September 30, 2004. Demurrage is a charge assessed for failure to return empty freight equipment on time. The Company's charterhire is included in the Company's revenues and amounted to $0.2 million during the three months ended September 30, 2005 compared to $0.1 million charterhire in the three months ended September 30, 2004. Charterhire is rental revenue for vessels not deployed in liner service.

Operating Expenses

Salaries, wages and benefits increased by $0.2 million or 4.28% primarily due to increases in salary and incentive base compensation combined with increased health care benefits cost, partially offset by lower workers compensation expenses. Purchased transportation related party decreased $1.8 million or 100% primarily due to the purchase of the RO/RO barges in December 2004 through the use of a portion the proceeds the senior secured notes. Purchased transportation other decreased $.4 million or 7.56% due to exercising lease purchase options in 2004 through the use of a portion of the proceeds of the senior secured notes. Fuel increased by $1.3 million or 52.41% due to increases in crude oil prices on the world market during the period, due to a lag effect in the imposition of fuel surcharges, the increase in fuel surcharge revenue did not fully offset this increase. Operating and Maintenance expenses increased by $.2 million or 3.23% due to vessel preventive maintenance measures undertaken during the period. Depreciation and Amortization increased by $.5 million or 86.98% due to purchase of property, plant and equipment, including the RO/RO barges and revenue equipment purchased with the proceeds of the senior secured notes issued December 2004. Loss on sale of assets increased by $.2 million primarily due to the sale of a portion of the Company's over the road equipment. As a result, the Company's operating ratio improved to 83.7% during the three months ended September 30, 2005 from 91.7% during the three months ended September 30, 2004.

INTEREST EXPENSE

Interest expense of $2,647,267 was up 220.70% from the year earlier period due to the issuance of the senior secured notes that funded the purchase of the previously leased vessels and equipment.

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

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September
--------------------------------------------------------------------------------
30, 2004
--------

The Puerto Rico lane in which the Company operates had been subjected to overcapacity and intense competition over the five years prior to 2003. As a result of the reduction of vessel capacity in the trade lane in 2002, the Puerto Rico lane stabilized and competition became less intense during 2003 and 2004 and has continued to abate in 2005.


The following table sets forth the indicated items as a percentage of net revenues for the nine months ended September 30, 2005 and 2004:

                          Operating Statement - Margin Analysis
                                (% of Operating Revenues)

                                                             Nine Months
                                                          Ended September 30,
                                                   -----------------------------------
                                                        2005               2004
                                                   ----------------   ----------------

Operating Revenues                                            100%               100%
Salaries, wages, and benefits                                 15.5               16.0
Rent and purchased transportation:
      Related Party                                              -                7.8
      Other                                                   20.6               24.2
Fuel                                                          12.7               10.1
Operating and maintenance (exclusive of
depreciation shown separately below)                          22.4               24.1
Taxes and licenses                                             0.3                0.2
Insurance and claims                                           3.0                3.4
Communications and utilities                                   0.5                0.5
Depreciation and amortization                                  4.1                3.2
(Gain) Loss on sale of equipment                               0.6               (0.0)
Other operating expenses                                       3.7                3.9
                                                   ----------------   ----------------
Total Operating Expenses                                      83.4               93.4
Operating income                                              16.6                6.6
Net interest expense                                          (9.9)              (3.1)
Provision for Income taxes                                    (0.2)               0.0
                                                   ----------------   ----------------
Net income                                                    6.5%               3.5%
                                                   ================   ================

The Company's operating ratio (operating expense stated as a percentage of operating revenues) improved from 93.4% during the three months ended September 30, 2004 to 83.4% during the nine months ended September 30, 2005, primarily as a result of the accretive results from the senior secured notes transaction completed in December 2004.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue by sailing route and freight carried:

    Volume & Revenue Changes 2005 compared to 2004

                                            Overall           Southbound         Northbound
                                        ----------------   -----------------   ----------------
Volume Percent Change:
Core container & trailer                          -2.5%                2.4%             -16.0%
Auto and other cargos                            -18.5%              -13.5%             -59.2%
SOLs                                             -25.6%              -28.0%               6.8%

Revenue Change ($millions):
Core container & trailer                  $         4.5      $          4.9      $        (0.4)
Auto and other cargos                              (1.6)               (1.1)              (0.5)
SOLs                                               (0.2)               (0.2)              (0.0)
Other Revenues                                      4.1
                                        ----------------
Total Revenue Change                      $         6.8
                                        ----------------

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 88.9% for the nine months ended September 30, 2005, compared to 93.9% for the nine months ended September 30, 2004. Southbound trailer and container volume grew consistently with the overall market, but vessel capacity utilization declined due to reduced demand in the auto and other cargo market, particularly used autos. The Company will monitor the auto and other cargo market and make adjustments as necessary to best utilize its vessel capacity.

Revenue for the nine months ended September 30, 2005 was $77.8 million, compared to $71.0 million for the nine months ended September 30, 2004. The increase in revenue was primarily due to increased freight rates and increased accessorial charges. The Company's fuel surcharge is included in the Company's revenues and amounted to $7.9 million during the nine months ended September 30, 2005 compared to $4.7 million in the nine months ended September 30, 2004. This increase in the fuel surcharges results from amounts that are passed onto customers. The Company's demurrage is included in the Company's revenues and amounted to $2.4 million during the nine months ended September 30, 2005 compared to $2.2 million in the nine months ended September 30, 2004. Demurrage is a charge assessed for failure to return empty freight equipment on time. The Company's charterhire is included in the Company's revenues and amounted to $1.0 million during the nine months ended September 30, 2005 compared to $0.5 million charterhire in the nine months ended September 30, 2004. Charterhire is rental revenue for vessels not deployed in liner service.

Operating Expenses

Salaries, wages and benefits increased by $0.7 million or 6.17% due primarily to increases in incentive based compensation partially offset by lower driver payroll. Purchased transportation related party decreased $5.5 million or 100% primarily due to the purchase of the RO/RO barges in December 2004 through the use of a portion the proceeds the senior secured notes. Purchased transportation other decreased $1.1 million or 6.66% due to exercising lease purchase options in 2004 through the use of a portion of the proceeds of the senior secured notes. Fuel increased by $2.7 million or 38.03% due to increases in crude oil prices on the world market during the period. Operating and Maintenance expenses increased by $.3 million or 1.78% due to vessel preventive maintenance measures undertaken during the period. Taxes and licenses increased by $.1 million or 91.35% due primarily to a 2004 ruling by the Puerto Rican Supreme Court in the Company's favor concerning a previously accrued and disputed Volume of Business Tax in the Guaynabo Municipality of Puerto Rico. Depreciation and Amortization increased by $.9 million or 39.97% due to purchase of property, plant and equipment, including the RO/RO barges and revenue equipment purchased with the proceeds of the senior secured notes issued December 2004. Loss on sale of assets increased by $.5 million primarily due to the sale of a portion of the Company's over the road equipment. As a result, the Company's operating ratio improved to 83.4% during the nine months ended September 30, 2005 from 93.4% during the nine months ended September 30, 2004.
INTEREST EXPENSE

Interest expense of $7,870,855 was up 259.32% from the year earlier period due to the issuance of the senior secured notes that funded the purchase of the previously leased vessels and equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $12.0 million in the first nine months of 2005 compared to net cash provided by operations of $2.0 million in 2004. This represented an improvement of $10.0 million primarily from an increase in cash provided by trade receivables activity of $3.1 million. The company's improved collection efforts resulted in its ability to have better collection of our accounts receivable in comparison to the prior period. A $3.6 million increase in accrued liabilities activity between periods due to the accrued interest expense related to the senior secured notes. The senior secured notes agreement effective December 2004 requires interest to be payable biannually which resulted in an improvement of the Company's cash position for the period. The Company improved net income by $2.6 million in comparison to the prior period. Net cash used by investing activities was $5.5 million in the first nine months of 2005 compared to $.5 million net cash used by investing activities in 2004 resulting in a change of $5.0 million, which is due primarily to the purchase of tractors and reserve fund deposits related to the Title XI debt. Net cash used in financing activities was $2.1 million in the first nine months of 2005 compared to net cash used by financing activities of $.9 million in 2004 representing a change of $1.2 million primarily the result of a decrease in borrowing from the Company's line of credit in 2005 due to the improvement in the Company's cash position between periods resulting from the increased profitability and available cash from the issuance of the December 2004 Senior Secured Notes. At September 30, 2005, cash amounted to approximately $10.6 million, working capital was a positive $12.0 million, and the capital deficit was $2.0 million.

The Company's existing revolving credit facility is subject to a borrowing base formula (approximately $7.9 million at September 30, 2005) based on a percentage of eligible accounts receivable. At September 30, 2005 there were no advances drawn on this credit facility.

As of September 30, 2005 $1.9 million of related party debt is outstanding. This debt arose in a prior year from deferred charterhire payments to K Corp., has an interest rate of 8.03% and is payable in 36 equal monthly installments beginning in January 2005. The receivable was assigned to the Estate of Malcom P. McLean prior to the Company acquisition of K Corp. The Company's principal payments during nine months ending September 30, 2005 totaled $.6 million.

According to the Title XI debt agreement, the Company is required to deposit a portion of net income into a reserve fund that secures the Title XI Bonds. As of September 30, 2005, the total amount held in deposit is $2.7 million. The Title XI debt agreement requires an annual deposit until an amount equal to fifty percent of the outstanding balance is reached which is approximately $10.5 million as September 30, 2005.

The default provisions of the Title XI covenants provide that, in the event of default of the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the "Secretary"). As of September 30, 2005, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants. The Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of nine months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business. However, none of the foregoing covenants will apply if the Company meets certain financial tests provided for in the agreement. As of September 30, 2005, the Company had not performed any such restricted financial activities and therefore, the Company was in compliance with such restrictions. Therefore, the debt was not in default, and the lender did not have the right to call the debt.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the nine months ended September 30, 2005, as compared to those the Company disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.   Market Risk Disclosures

The Company believes that there have been no significant changes to its Market Risk Disclosures during the nine months ended September 30, 2005, as compared to those the Company disclosed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2004

FORWARD-LOOKING STATEMENTS

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

TRAILER BRIDGE, INC.




Date: November 9, 2005                     By:  /s/ John D. McCown
                                          --------------------------------------
                                           John D. McCown
                                           Chairman and Chief Executive Officer


Date: November 9, 2005                     By:  /s/ Mark A. Tanner
                                          --------------------------------------
                                           Mark A. Tanner
                                           Vice President of Administration
                                           and Chief Financial Officer