Form 10-K
period 2005-12-31
TRAILER BRIDGE INC
filed 2006-03-31
CIK 1039184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005
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

Indicate by check mark if the registrant is well-known seasoned issuer; as defined in rule 405 of the Securities Act. Yes No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 12 or Section 15 (d) of the Act. Yes No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K. [x]
Indicate by check mark if the registrant is a large accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule12-b-2 of the Exchange Act. (Check one): Large accelerated filer
__ Accelerated Filer __ Non-accelerated filer X
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.) Yes No X.
The aggregate market value of the shares of the registrant's $0.01 par value common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter was $30,523,871 (based upon $7.75 per share being the price at which the common equity was last sold). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of February 28, 2006 11,778,679 shares of the registrant's common stock, par value $.01 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, 13, and 14 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2006 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

                              TRAILER BRIDGE, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS



                    PART I
Item 1.
        Business.............................................................3
Item 1A.
        Risk Factors.........................................................9
Item 1B.
        Unresolved Staff Comments...........................................10
Item 2.
        Properties..........................................................10
Item 3.
        Legal Proceedings...................................................11
Item 4.
        Submission of Matters to a Vote of Security Holders.................11

                    PART II
Item 5.
        Market for Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities...................12
Item 6.
        Selected Financial Data.............................................13
Item 7.
        Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................14
Item 7A.
        Quantitative and Qualitative Disclosures About Market Risk..........26
Item 8.
        Financial Statements and Supplementary Data.........................27
Item 9.
        Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure............................................52
Item 9A.
        Controls and Procedures.............................................52
Item 9B.
        Other Information...................................................52

                    PART III

Item 10.
        Directors and Executive Officers of the Registrant..................52

                    PART IV
Item 15.
        Exhibits, Financial Statement Schedules.............................55
EXHIBIT INDEX...............................................................55
SIGNATURES..................................................................59



PART I

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

Item 1. Business

BUSINESS OVERVIEW

Trailer Bridge, headquartered in Jacksonville, Florida, is an integrated trucking and marine freight carrier that provides truckload freight transportation primarily between the continental U.S. and Puerto Rico. Founded in 1991 as a Delaware corporation by transportation pioneer Malcom P. McLean, the Company combines an efficient and dedicated motor carrier with a low cost barge and tug marine transportation system. Mr. McLean died in May 2001. Trailer Bridge was the first, and remains the only company serving markets governed by the Jones Act to exclusively operate marine vessels fully configured to carry 48' and 53' long, 102" wide, "high-cube" equipment. This configuration enables the Company to achieve operating efficiencies not readily available to traditional ocean carriers that primarily use smaller capacity equipment, such as 40' containers.

Trailer Bridge's differentiated service quickly gained the acceptance of U.S. to Puerto Rico shippers, leading to rapid growth and high equipment utilization. In 1996 the Company increased its vessel capacity by 56% by inserting midsections ("mid-bodies") into its two existing barges, increasing the capacity of each barge to 405 53' equivalent truckload units.

Trailer Bridge increased its vessel capacity again in 1998 and 1999 when it took delivery of five 403' long container carrying barges designed specifically for the Company's integrated truckload marine transportation system and bearing the Company's Triplestack Box Carrier(R) trade name. The Triplestack Box Carriers are versatile, low-draft vessels that have a capacity of 281 53' containers, stacked three-high on a single deck. The Company currently utilizes two mid-bodied roll-on roll-off vessels and two Triplestack Box Carriers to provide twice weekly sailings directly between Jacksonville, Florida and San Juan, Puerto Rico. Three Triplestack Box Carriers are currently available for short or long term charter. During 2005, 2004 and 2003 some of the Triplestack Box Carriers were chartered for a portion of the year under short-term charter agreements.

OPERATIONS

At December 31, 2005, Trailer Bridge, Inc. operated a fleet of 91 tractors, comprised of 77 company owned units and 14 owner operator units, 432 high-cube trailers, 2,885 53' high cube containers and 2,230 53' chassis that transport truckload freight between the Company's San Juan, Puerto Rico port facility, its Jacksonville port facility and inland points in the US and Puerto Rico. The Company provides full truckload service between inland points within the continental U.S., primarily to streamline the final delivery of goods and to provide the required service to customers. The Company maintains a centralized dispatch and customer service center at its Jacksonville headquarters to coordinate the movement of customer freight throughout our system. The operations center features a fully integrated computerized dispatch and customer service network. Customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Dispatch and customer service personnel work together to coordinate Puerto Rico and non-Puerto Rico freight to achieve the most optimum load balance and minimize empty miles within the Company's truckload operation.

At December 31, 2005, Trailer Bridge owned and operated two 736' triple-deck, roll-on/roll-off (ro/ro) ocean-going barges and two 403' Triplestack Box Carriers. Loading of the ro/ro barges is performed with small maneuverable yard tractors operated by stevedores hired by an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each Triplestack Box Carrier is towed at approximately 9 knots by one 5,000 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of an unaffiliated tug owner. Compared to a self-propelled vessel, a tug/barge unit has reduced Coast Guard manning requirements and higher fuel efficiency compared to the steam turbine vessels operated by competitors. The large number of U.S. tugs available for charter provides the Company with a reliable source for towing services

MARKETING AND CUSTOMERS

Senior management leads the Company's sales and marketing function. Sales professionals based in Jacksonville, San Juan and other key U.S. cities aggressively market Trailer Bridge to shippers as a customer-oriented provider of value-priced and dependable service. The Company targets major shippers with high volume, repetitive shipments whose freight lends itself to integrated trucking and marine service.

The Company believes that price is the primary determinant in the freight lanes in which it serves. However, the Company also believes that it provides enhanced service that results from its use of an intermodal model. The intermodal model provides for moving products from one location to another by various means, including but not limited to water, land and rail. This intermodal service frees the customer from the operational complexities of coordinating the interface between over-the-road, rail and marine service. This customer service philosophy has generated increased demand from existing customers and has led to ongoing relationships with customers such as Advance Auto Parts, DaimlerChrysler, General Electric, General Motors, Georgia Pacific, Hewlett-Packard, Home Depot, Honda, JC Penney, Kellogg's, Pep Boys, Procter & Gamble, Rooms To Go, SC Johnson, Toys `R' Us, Walgreens and Whirlpool.

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

The Company maintains written contracts with the majority of its customers. These contracts generally specify service standards and rates, eliminating the need for negotiating the rate for individual shipments. A contract typically requires a minimum tender of cargo during a specified term in return for a set rate during the period for the minimum tender.

The continental United States/Puerto Rico trade lane in which the Company operates is imbalanced with approximately 80% of the freight moving southbound. The Company's core business is southbound containers and trailers but it also moves new automobiles, used automobiles, non-containerized, or freight not in trailers ("NITs") and freight moving in shipper owned or leased equipment ("SOLs").

VESSELS

Ro/Ro Barges

At December 31, 2005, the Company owned and operated two 736' by 104' triple-deck roll-on/roll-off barges. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville and San Juan that have been built specifically for the Company. Eight lanes on each vessel have been converted to carry new and used automobiles on car decks that allow up to 11 cars to fit in the space previously used for one 53' unit. The trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the trailers into position on the vessel.

Triplestack Box Carriers

At December 31, 2005, the Company owned five Triplestack Box Carriers ("TBC") that are single deck barges designed to carry 53' containers. Two TBCs are currently operating in a liner trade between Jacksonville, Fl. and San Juan Puerto Rico. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan. Wheeled vehicles, known as reach-stackers, carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks.

As of December 31, 2005, three of the TBCs are not being used in regular service but are available for short or long-term charter, or as a temporary replacement vessel for each of the RO/RO vessels as they undergo regulatory periodic drydocking. It is expected that a TBC will temporarily replace a RO/RO vessel for a significant portion of the first and second quarters of 2006.

VESSELS OWNED BY THE COMPANY

   VESSEL NAME            TYPE          CAPACITY          SERVICE as of 12/31/05
   -----------            ----          --------          ----------------------

SAN JUAN JAX BRIDGE       Ro/Ro       405 53' units         Jax/San Juan
JAX SAN JUAN BRIDGE       Ro/Ro       405 53' units         Jax/San Juan
ATLANTA BRIDGE            TBC         281 53' units         Laid up
CHARLOTTE BRIDGE          TBC         281 53' units         Laid up
MEMPHIS BRIDGE            TBC         281 53' units         Jax/San Juan
CHICAGO BRIDGE            TBC         281 53' units         Laid up
BROOKLYN BRIDGE           TBC         281 53' units         Jax/San Juan

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

REVENUE EQUIPMENT

At December 31, 2005, the Company had 72 line haul tractors and 5-day cabs. The line haul power units are conventional tractors. The day cabs are used for local delivery work in the Jacksonville area. The Company also operated 432 dry van trailers, of which 417 measured 48' x 102" models and 15 of which were 53' x 102" models, as well as, 2,885 53' containers and 2,230 chassis.

At December 31, 2005, the Company owned 305 Vehicle Transport Module(R) or VTM's(TM) ("VTM's") designed and built by the Company. These units are used to transport automobiles and can hold up to three vehicles to provide an efficient unit for loading and unloading. The Company holds three separate patents for the VTMs. Two patents cover the VTM unit while the third patent covers the method of loading and unloading vehicles into the VTM.

The Company performs preventative maintenance on equipment at its Jacksonville operations center, with major maintenance and repairs handled by outside contractors.

DRIVER RECRUITING AND RETENTION

The Company offers competitive compensation and full health care benefits comparable to truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, awarding supporting line-haul operations positions, while providing more predictable home time for its drivers. The Company driver turnover in 2005 was 17.4% compared to 21.9% in 2004.

FUEL AVAILABILITY AND COST

The Company actively manages its fuel costs by requiring drivers to fuel at offsite fuel facilities where the Company has established a favorable pricing arrangement. Whenever possible in route, drivers are required to fuel at these truck stops and service centers with which the Company has established these volume purchasing discounts. There was an exception to this policy after hurricane Katrina. With fuel shortages at many truck stops the Company was forced to expand our fuel network to allow its drivers to purchase fuel at non-network facilities. The Company also offers fuel-conservation bonuses to our drivers based on achieving miles per gallon goals.

Although the Company pays indirectly for the marine fuel used by the large tugs it charters, tug crew personnel employed by the tug owner control the actual fuel loading. The tug owner is responsible for providing the tug fuel, the cost of which is rebilled and paid by the Company. The fuel is purchased and loaded in each of the ports served by the Company, primarily Jacksonville, Florida, at nearby fuel facilities during cargo loading operations.

Trailer Bridge does not engage in any fuel hedging activities.

In 2001 due to the increased cost of fuel, the Company instituted fuel surcharges to its customers, pursuant to its tariff and these fuel surcharges have remained in place throughout 2005. The fuel surcharges for domestic truck movements are charged on a per mile basis and are stipulated in the Company's tariff at predetermined levels based upon the price of fuel. During 2005 the fuel surcharge for domestic truck movements was between $.13 per mile to $.33 per mile. This fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis and have substantially helped to offset the increases in fuel prices. The additional fuel surcharge is distinguished from freight revenues and both are reported in the Company's operating revenues.

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

During 2003, the Company implemented a web-based load tracking system, which provides its customers with real time load information. This tracking system was fully deployed during 2004. This system, along with the EDI, has allowed the Company to better respond to customer demands. Since the deployment of this web based tracking system, usage has increased as our customers have found these systems to be useful for tracking their inventory and monitoring of their current payables. These systems have also enabled Trailer Bridge to handle increasing demand with greater efficiency, by knowing the exact location and load of every operator as well as, open or excess capacity and identify the Company's performing customers.

In January 2006, the Company upgraded its AS-400 to the new iSeries which will allow for the integration of all servers under a common platform and further enhance the security of all corporate data by combining all data stores into a unified environment. This approach to data storage and retrieval into a SANS (Secure Area Network Storage) environment tightens controls on access via better management tools in the integrated environment. It also moves control of traditionally vulnerable Microsoft operating software into the control of the IBM OS/400 operating system, one of the most secure operating systems in the industry today.

COMPETITION

The Company currently competes with three carriers for freight moving between the U.S. and Puerto Rico where its southbound container volume market share, excluding vehicles, during 2005 was approximately 13%. The current operators in the Puerto Rico trade are Horizon Lines LLC, Crowley Liner Services, Trailer Bridge and Sea Star Line. Based on available southbound industry data for 2005, Horizon Lines LLC has approximately 35% of the market and operates five steam turbine powered container vessels that carry mainly 40' containers. Crowley Liner Services, a subsidiary of Crowley Maritime Corporation, has approximately 32% of the market and operates roll-on/roll-off barges in various services between the U.S. and Puerto Rico. Sea Star Line, owned primarily by Saltchuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc. has approximately 20% of the market with two steam turbine powered combination RO/RO container vessels. If vehicle cargos were included in the market share analysis, Trailer Bridge, Crowley, and Sea Star market shares would be in excess of the preceding figures.

Puerto Rico shippers select carriers based primarily upon price and to a lesser extent, criteria such as frequency, transit time, consistency, billing accuracy and claims experience. The Company faces vigorous price competition from competitors in the Puerto Rico market, some of which are part of larger transportation organizations with greater financial resources than the Company.

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

The Company's marine operations are conducted in the U.S. domestic trade. A set of federal laws known as the Jones Act requires that only U.S. built, operated and crewed vessels move freight between ports in the U.S., including the noncontiguous areas of Puerto Rico, Alaska, Hawaii and Guam. These marine operations are subject to regulation by various federal agencies, including the Surface Transportation Board, the U.S. Maritime Administration and the U.S. Coast Guard. These regulatory authorities have broad powers governing activities such as operational safety, tariff filings of freight rates, certain mergers, contraband, environmental contamination and financial reporting. Management believes that its operations are in material compliance with current marine laws and regulations, but there can be no assurance that current regulatory requirements will not change. The Company has approved Facility Security Plans in place for our waterfront facilities in compliance with Homeland Security and the Maritime Transportations Security Act.

EMPLOYEES

At December 31, 2005, Trailer Bridge had 194 employees consisting of 68 truck drivers and 126 executive and administrative personnel.

WEBSITE

The Company maintains a website at TrailerBridge.com. All Company filings can be viewed on this website as soon as practicable after filing.

Item 1A. Risk Factors

Risks Relating to the Company's Business

The Company has a history of losses.

Due primarily to the overcapacity and intense competition in the Puerto Rico lane during the late 1990's and early 2000's, the Company experienced significant financial losses and associated negative cash-flow. As a result of these financial losses, in December 2001 the Company discontinued its Northeast service between Newark, New Jersey and San Juan, Puerto Rico, which had commenced in 1998 and had incurred significant losses since that time. During 2003 and 2004, primarily as a result of the bankruptcy and liquidation of Navieras, Inc. (NPR), the Puerto Rico lane stabilized and competition became less intense. As a result, the Company increased utilization of its vessels during 2003 and saw the severe rate compression that had occurred since 1998 begin to unwind in 2004. Despite this reduction in overcapacity and its resulting improved financial condition, the Company cannot assure you that it will continue to be profitable and continue to generate positive cash flow. For example, the Company cannot assure you that a new marine freight carrier will not commence operations in the Puerto Rico lane. Any increase in competition in the Puerto Rico lane could result in reduced utilization of its vessels, lower rates and reduced profitability and cash flow. Competition for the freight the Company transports is based primarily on freight rates, and, to a lesser degree, on service and efficiency. Most of its competitors have substantially greater financial resources, operate more equipment, or carry a larger volume of freight than the Company does.

The Company's operations are dependent on a limited fleet and special loading structures.

The Company's current operations depend on four vessels and triple deck loading ramps at its port facilities in Jacksonville, Florida and San Juan, Puerto Rico, the loss of which could have a material adverse effect on us. The operation of any marine vessel involves the risk of catastrophic events due to various perils of sea. In addition, port facilities in Jacksonville and San Juan are vulnerable to the risk of hurricanes. In the event of either a total loss of or major damage to its vessels or ramps, the Company cannot assure you that the Company could locate suitable replacements, or if available, that such replacements could be obtained on suitable terms. The Company also could be adversely affected if unexpected maintenance or repairs are required for either of the custom configured ramp systems the Company uses. Although its vessels are insured for loss, the Company does not maintain business interruption insurance. Accordingly, the Company cannot assure you that the loss of, damage to or significant required repair to any of its vessels or port facilities in the future would not have a material adverse effect on its cash flow.

The Company currently relies on a single market, which makes us susceptible to changes that could adversely affect its results.

Most of its revenue is attributable to freight moving either to or from Puerto Rico. Its reliance on the Puerto Rico market makes us susceptible to a downturn in the local economy, local economic and competitive factors, changes in government regulations and political changes that the Company cannot predict.

If the Company is unable to renew its existing port leases and stevedoring services arrangement, its business may be interrupted and its financial condition could be adversely affected.

The Company currently leases its port facility in Jacksonville, Florida and operates its port facility in San Juan, Puerto Rico pursuant to a stevedoring services arrangement. Its port lease in Jacksonville expires in 2013 and its stevedoring arrangement in San Juan expires in November 2006. An extension is currently being negotiated. Port facilities in San Juan are limited but are regulated by the Federal Maritime Commission. The Company cannot assure you that the Company will be able to renew these agreements when they expire. If the Company is unable to renew these agreements, the Company would have to relocate its operations, which could interrupt its business and require significant capital expenditures because its current facilities are specially configured for us.

Repeal or substantial amendment of the Jones Act could adversely affect its business

The Jones Act provides that all vessels operating between ports in the United States, including the noncontiguous areas of Puerto Rico, Alaska, Hawaii and Guam, must be built, owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect and supported by the U.S. Congress and the current administration. However, the Company can not assure you that the Jones Act will not be repealed or amended in the future. If the Jones Act were to be repealed or substantially amended and, as a consequence, competition were to increase in the Puerto Rico market, its business and cash flow could be adversely affected. In addition, its advantage as a U.S.-citizen operator of Jones Act vessels could be somewhat eroded over time as there continue to be periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.

A change in its tug charter hire arrangement could adversely affect its costs.

The Company currently charters its tugs under an arrangement with an affiliate of one of its competitors. This arrangement extends through June 2006 with two one-year options to extend at then current market prices. The Company cannot assure you that this arrangement will continue in the future or that the Company could find an alternate arrangement with comparable terms. While there are alternate tug providers, tug charter on terms less beneficial to us than its current arrangement could have a material adverse affect on its tug/barge system operations and financial condition.


Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

OFFICE FACILITIES

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

The Company maintains small sales office facilities in Georgia, North Carolina, Illinois, Ohio and New Jersey that are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where 16 Puerto Rico administrative and sales personnel are based and executive offices in New York.

PORT FACILITIES

The Company utilizes port facilities in Jacksonville and San Juan where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck. Trailer Bridge's terminal in Jacksonville is located on Blount Island and consists of a berthing area and approximately 25 acres leased from the Jacksonville Port Authority. The lease, which expires in 2013, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. Included in the lease is a $3.6 million triple deck loading ramp funded by the Jacksonville Port Authority that the Company uses to load and unload its triple-deck roll-on/roll-off barges. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume with a minimum guarantee of approximately $1.7 million per year. The Company's marine terminal in San Juan consists of two berthing areas and 39 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo-handling services. This agreement calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. The Company is currently renegotiating this agreement, which expires in November 2006. The Company believes its present port facilities are sufficient for its current operations. See - RAMP STRUCTURES in Item 1- Business.

The Company believes that all of its facilities and equipment are in good condition, well maintained and able to support its current operations. For additional information concerning the Company's properties, see the information concerning its fleet of vessels and certain other properties as set forth in "Item 1. Business."

A substantial portion of the Company's property and vessels are pledged as collateral for the Company's long-term debt.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the Fourth Quarter of 2005.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock began trading on the NASDAQ National Market tier of The NASDAQ Stock Market on July 29, 1997 under the symbol: TRBR. During 2003, the Company's Common Stock was transferred to the NASDAQ Small Cap Market.

The following table represents the high and low bid quotations for the past two years.



                    2005                       High               Low
                    ----                       ----               ---

           First Quarter                    $   9.80          $   7.00
           Second Quarter                       9.60              7.00
           Third Quarter                        9.94              6.96
           Fourth Quarter                       9.25              8.41


                    2004                       High               Low
                    ----                       ----               ---

           First Quarter                    $   7.99          $   5.25
           Second Quarter                       6.50              3.56
           Third Quarter                        6.13              3.92
           Fourth Quarter                       9.52              4.50




The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Certain of the Company's loan documents prevent the payment of cash dividends under certain circumstances.

As of March 15, 2006 there were 50 stockholders of record in addition to approximately 850 stockholders whose shares were held in nominee name.

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

                                                              2005           2004            2003          2002         2001
                                                              ----           ----            ----          ----         ----
                                                                            (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
   Operating revenues                                      $ 105,859    $  98,775       $   86,434     $  75,954    $  82,134 (1)
   Operating income (loss)                                    18,250        8,597           (2,595)       (4,036)     (26,242)(2)(3)

Net income (loss)                                              7,834        4,430           (5,455)       (7,103)     (29,420)(2)(3)

Net income (loss) attributable to common shareholders          7,834        2,353           (7,282)       (7,747)     (29,420)

Basic, net income (loss) per common share                       0.67         0.20            (0.74)        (0.79)       (3.01)
Diluted, net income (loss) per common share                     0.64         0.19            (0.74)        (0.79)       (3.01)
BALANCE SHEET DATA:
   Working capital (deficit)                                  15,427       10,423           (2,041)       (6,452)     (21,373)
   Total assets                                              119,230      114,226 (4)       61,262        65,406       67,724
   Long-term debt, capitalized
     leases and due to affiliate                             107,631      109,595 (4)       43,340        44,959       61,153
 Stockholders' equity (Capital deficit)                    $     782    $  (7,090)(4)   $    4,634     $   9,000    $  (8,745)

  ---------------------------------------------------------

(1) During 2001, the Company provided weekly service between Newark, New Jersey and San Juan, Puerto Rico. The service was discontinued in December 2001.

(2) Includes $1,054,410 of restructing expenses relating to the wind down of its Newark operations

(3) Includes $3,820,421 charge for impairment of assets

(4) During the fourth quarter of 2004 the Company aquired all the assets and certain debt of an affiliate, resulting in the retirement of the Company's Class B Preferred Stock.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight by water to and from Puerto Rico from the continental United States through its terminal facility in Jacksonville, Florida. The Company also earns revenue from the movement of freight within the continental United States by truck when such movement complements its core business of moving freight to and from Puerto Rico. The Company's operating expenses consist of the cost of the equipment, labor, facilities, fuel and administrative support necessary to move freight to and from Puerto Rico and within the continental United States. The Company's improvement in operating income and the resulting operating ratio during 2005 are primarily due to significant reductions in rent expense on vessels and equipment, partially offset by the related increase in depreciation expense and interest expense, which result from the assets purchased in the transaction completed in December 2004, in addition to an increase in revenue primarily resulting from increased rates in the Puerto Rico trade lane in which the Company operates.

RESULTS OF OPERATIONS

The following table sets forth the indicated items as a percentage of net revenues for the years ended December 31, 2005, 2004 and 2003.

                                    Operating Statement - Margin Analysis
                                          (% of Operating Revenues)

                                                    2005                2004              2003
                                              -----------------   -----------------   --------------

Operating Revenues                                     100%             100%                100%
Salaries, wages, and benefits                            15               15                  18
Rent and purchased transportation:
      Related Party                                       -                7                   8
      Other                                              21               24                  28
Fuel                                                     13               10                  10
Operating and maintenance (exclusive of
   depreciation shown separately below)                  22               24                  25
Taxes and licenses                                        0                0                   1
Insurance and claims                                      3                3                   3
Communications and utilities                              1                1                   1
Depreciation and amortization                             4                3                   4
(Gain) Loss on sale of assets                             1               (0)                 (0)
Other operating expenses                                  3                4                   4
                                              --------------   --------------      --------------
Total Operating Expenses                                 83               91                 103
                                              --------------   --------------      --------------
Operating income (loss)                                  17                9                  (3)
Net interest expense                                    (10)              (5)                 (3)
Provision for Income taxes                               (0)               -                   -
                                              --------------   --------------      --------------
Net income (loss)                                        7%               4%                (6)%
                                              ==============   ==============      ==============

 Year ended December 31, 2005 Compared to Year ended December 31, 2004

The Company's operating ratio (operating expense stated as a percentage of operating revenues) improved from 91% in 2004 to 83% in 2005. This improvement is more fully explained under operating expense caption set forth below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company's revenue and volume by sailing route and freight carried:

                       Volume & Revenue Changes 2005 compared to 2004

                                                Overall            Southbound         Northbound
                                            ----------------   ----------------   -----------------
Volume Percent Change:
Core container & trailer                              -3.4%              -0.4%              -12.2%
Auto and other cargos                                -22.9%             -17.1%              -67.3%
SOLs (Shipper owned equipment loads)                 -25.7%             -27.8%               -1.1%
Domestic linehaul                                    -66.5%

Revenue Change ($millions):
Core container & trailer                    $           3.3       $        3.7        $       (0.4)
Auto and other cargos                                  (2.8)              (2.1)               (0.7)
SOLs                                                   (0.3)              (0.3)               (0.0)
Domestic linehaul                                      (0.5)
Other Revenues                                          7.4
                                            ----------------
Total Revenue Change                        $           7.1
                                            ----------------

The increase in core container and trailer revenue, and other revenue is primarily due to increases in accessorial charges and freight rates, offset by volume decreases.

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 88.9% during 2005, compared to 96.5% during 2004. Southbound trailer and container volume remained relatively stable but vessel capacity utilization decreased due to a decrease in the auto and other cargo volume southbound. The Company will monitor the auto and other cargo market and make adjustments as necessary to best utilize its vessel capacity.

Domestic line haul revenue is generated for moves that originate and terminate within the continental United States. The decrease in domestic line haul revenue was primarily the result of less domestic linehaul within the continental United States, as our land based revenue equipment was reallocated to service the primary continental United States to Puerto Rico lane.

The increase in other revenues is primarily attributable to an increase in fuel surcharges, demurrage, security charges and charterhire. The Company's fuel surcharge is included in the Company's revenues and amounted to $11.9 million in 2005 and $7.0 million in 2004. Demurrage, a charge assessed for failure to return empty freight equipment on time, is also included in the Company's revenues and amounted to $3.1 million in 2005 in comparison to $2.9 million in 2004. During 2005 total charterhire revenue amounted to $1.0 million in 2005 and $0.7 million in 2004. Charterhire is rental revenue for vessels not in use in a liner service. Security Charges are charges to cover the Company's expenses beyond the normal security required to ensure the safety of the Shipper's cargo. These charges amounted to $1.8 million in 2005 in comparison to $1.3 million in 2004.

Operating expenses

Operating expenses decreased by $2.6 million, or 2.8% from $90.2 million in 2004 to $87.6 million for 2005. This decrease was due primarily to the purchase of primarily leased fixed assets in late 2004 resulting in a lower rent and purchased transportation expense and offset partially by higher depreciation expense. This change was also offset by higher fuel expenses. Salaries and benefits increased by $.8 million or 5.3 % primarily due to increases in salary and incentive based compensation as a result of operating performance combined with increased health care benefits cost, partially offset by lower workers compensation expenses. The Related party purchased transportation decrease of $6.7 million was the result of the purchase of the Ro/Ro Barges in December of

2004. Rent and purchased transportation decreased by $1.4 million or 5.8% due to the Company purchasing equipment in December 2004 that was previously leased and the increased usage of rail transportation instead of truck transportation. Fuel expense increased $3.6 million or 35.6% as a result of a $3.0 million increase in tug fuel and a $.6 million increase in truck fuel expense due to market price increases. Operating and maintenance expense decreased $.5 million or 2.3% primarily due a $.6 million decrease in tire expenses in 2005 due to 2004 Tire Replacement Program. Depreciation and amortization expense increased by $1.3 million or 43.4% due to the Company's purchase of property, plant and equipment, including the RO/RO barges and revenue equipment purchased with the proceeds of the senior secured notes issued December 2004. Loss on sale of assets increased by $.5 million primarily due to the sale of a portion of the Company's over the road equipment. Other operating expenses decreased $0.2 million due to lower professional fees in 2005. As a result, the Company's operating ratio improved to 83% during 2005 from 91% during 2004.

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


Interest Expense

Interest expense increased to $10.5 million in 2005 from $4.2 million in 2004 primarily due to the senior secured debt, which was only outstanding for a portion of the Fourth Quarter of 2004 compared with the entire year in 2005

Income taxes

Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized.

During 2005, the Company realized a reversal of approximately $10.9 million of its' deferred tax asset valuation allowance. As of December 31, 2005, management has recorded approximately $10.0 million as a valuation allowance on its deferred tax asset. Management is continuously evaluating the deferred tax valuation allowance, to determine what portion of the deferred tax asset, if any, may be realized in the future. Management's evaluation includes, among other things, such factors as a history of profitability, a substantial history of operations upon which to base a forecast and a history of accurately forecasting future results of operations.

For the year ended December 2005, while the Company had sufficient Net Operating Loss carryforwards to offset its taxable income, for Alternative Minimum Tax purposes, a corporation is only allowed to reduce (through available NOLs) its AMTI (alternative minimum taxable income) by 90%. The remaining 10% is taxed at a 20% AMT rate. The majority of the current tax expense is related to AMT Tax Due for 2005 and 2004. See Note 9 to the financial statements.

As a result of the factors described above the Company reported net income of $7.8 million for 2005 compared to net income of $4.4 million in 2004.

Preferred Stock Series "B"

Undeclared Cumulative Dividends - In 2004, the Company recorded undeclared dividends on preferred stock series "B" of $1,115,796. These dividends were recorded because they were contractual obligations, the obligation to pay the dividend was waived in 2004.

Preferred Stock Accretion -. In 2004, the Company recorded Preferred Stock Series "B" accretion of $515,845.

Excess Consideration Transferred to the Holders of the Preferred Stock Over the Carrying Amount - In connection with the acquisition of K-Corp on December 1, 2004, the Company redeemed the Series "B" Preferred Stock for $24 million. In connection with the redemption, the Company recorded the excess of the consideration transferred ($24 million) to the holders of the preferred stock over the carrying amount of the preferred stock, ($23.5 million), and reflected as a subtraction of $0.5 million from net earnings available to common shareholders. This transaction was recorded in accordance with Emerging Issues Task Force D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock"

As a result of the acquisition of K-Corp and the redemption of the Series "B' Preferred Stock, the Company did not have these transactions in 2005 and will not in subsequent years.


Vessels

The Company owns five TBCs and two ROROs. The Company's regular liner service between San Juan, Puerto Rico and Jacksonville, Florida includes two of the TBCs and the ROROs.

Management continues to evaluate the use of the three vessels not currently used in the liner service and no determination has been made as to their final use. As an alternative to their current use management has used one vessel as a ready spare, relieving the other vessels in the fleet during periods dry-docking in order to protect market share and keep established shipping routes open, and has chartered the other vessels on a short term basis to third parties. Ultimately management intends to use all of these vessels in its current liner service or on expanded trade routes.

It is the management's belief that based on the current cash flows derived from the TBC vessels and their current market value as determined by an independent appraiser, that the current excess capacity of the two vessels, available for charter, does not indicate an impairment. In the first half of 2006, a TBC vessel is replacing a RORO vessel in the Jacksonville to San Juan trade lane while the RORO vessels complete their Dry-Docking / Recertification process.


Year ended December 31, 2004 Compared to Year ended December 31, 2003

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

Domestic line haul revenue is for moves that originate and terminate within the continental United States. The decrease in domestic line haul revenue was primarily the result of less domestic linehaul within the continental United States, because of increased demand in the Puerto Rico shipping lane. This change in demand resulted in less equipment available for Domestic linehaul.

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

In August 2004, the Company extended the estimated remaining life for its TBC barges by twelve years and its containers, VTMs and chassis by seven and nine years respectively, to more accurately reflect the remaining useful life of its equipment. This change in estimate was recorded prospectively and resulted in reduction in depreciation expense of approximately $409,000 or $0.03 per common share for 2004.

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

During 2004 the Company realized a reversal of approximately $1.7 million of its deferred tax asset, from which the management has recorded approximately $21.0 million as a valuation allowance for the current year. Management is continuously evaluating the deferred tax valuation allowance, to determine what portion of the deferred tax asset, if any, may be realized in the future. Management's evaluation includes, among other things, such factors as a history of profitability, a substantial history of operations upon which to base a forecast and a history of accurately forecasting future results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $13.6 million in 2005 compared to net cash provided by operations of $3.1 million in 2004. This represented an increase of $10.5 million from 2004. $9.2 million of the improvement was attributable to increased net income, an improvement in collection activity and timing of payments related to accounts payable. The decrease in accounts payable was facilitated by the Company's improved profitability. Net cash used in investing activities was $6.1 million in 2005 compared to net cash used in investing activity in 2004 of $23.6 million in 2004. This represented a change of $17.4 million from 2004. $19.8 million of the decrease is directly related to the purchase of equipment primarily the Ro/Ro vessels and revenue equipment from the proceeds of the senior secured notes in December 2004 which was offset by the $6.3 million of additions added in 2005. Net cash used in financing activities was $2.3 million in 2005 compared to net cash provided by financing activities of $26.2 million in 2004 representing a change of $28.5 million. In December 2004, the Company issued $85 million of Senior Secured notes, using $24 million to redeem the outstanding preferred shares and $14.3 million to pay down the line of credit. At December 31, 2005, cash amounted to $11.4 million, working capital was a $15.4 million, and stockholders' equity was a $.8 million.

The Company anticipates capital expenditures of approximately $3.1 million during 2006, primarily consisting of $1.7 million for container betterments and $1.4 million to replace two container handling vehicles. The Company will also complete the regulatory dry docking for both of the RORO barges, which began in January and is estimated to be completed by the end of the second quarter. The dry docking cost is estimated to range between $6.0 and $7.0 million. Upon completion, both RORO barges will be certified for a period of five years.

The Company has issued two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds Due September 30, 2022 and 6.52% Sinking Fund Bonds Due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended. The aggregate principal amount of the Title XI Bonds outstanding at December 31, 2005 was $20.9 million. In addition, in connection with obtaining the consent of the Secretary of Transportation of the United States of America to offer and sell the notes, in December 2004 the Company deposited approximately $2.0 million into a reserve fund that secures the Title XI Bonds. In 2005 the Company placed an additional $.7 million in this reserve fund.

As of December 31, 2005, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the "Secretary "). If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied its obligation to make deposits into the reserve fund. As of December 31, 2005, the Company was in compliance with such restrictions. The debt was not in default, and the lender did not have the right to call the debt.

According to the Title XI debt agreement, the Company is required to deposit a portion of net income into a reserve fund that secures the Title XI Bonds. As of December 31, 2005, the total amount held in deposit is $2.7 million and its current deposit requirement based on earnings through December 2005 is approximately $1.6 million, such amount will be paid in 2006. The Title XI debt agreement requires an annual deposit until an amount equal to fifty percent of the outstanding balance is reached which is approximately $10.5 million as of December 31, 2005.

On December 1, 2004 the Company amended its existing revolving credit facility with Congress Financial Corporation to reduce the maximum availability from $20 million to $10 million. The agreement provides for interest equal to the prime rate plus 1.5%. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable and expires in April 2007. The revolving credit facility is secured by our accounts receivable. At December 31, 2005, the Company had approximately $8.6 million available for future advances under this credit line. At December 31, 2005, there were no advances drawn on this credit facility.

The $85 million in 9-1/4 % Senior Secured Notes mature on November 15, 2011. Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2005. The notes accrue interest at 9-1/4 % per year on the principal amount. The notes will mature on November 15, 2011. After November 15, 2008, the Company may redeem the notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. In addition, prior to November 15, 2007, the Company may redeem up to 35% of aggregate principal amount of the notes with the net proceeds of certain equity offerings at a redemption price of 109 1/4 % of the principal amount of the notes, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, restricts (as defined) the Company to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinate debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets.

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

The Hurricane Season of 2005 did not materially affect the Company's operations.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and commitments. See Notes 5, 6 and 7 of the Notes to Financial Statements for additional information regarding transactions with related parties, long-term debt and operating leases.

                                   Payments due by period
----------------------------------------------------------------------------------------------------------
Contractual obligations                         Less than                                    More than
                                   Total          1 year       1-3 years      3-5 years       5 years
                              ----------------------------------------------------------------------------
Long-term Debt Obligations      $ 105,923,745   $  1,208,902   $ 2,417,804     $ 2,417,804  $  99,879,235
Due to affiliates                   1,707,046        813,289       893,757               -              -
Title XI Deposit                    1,578,865      1,578,865             -               -              -
Operating Lease Obligations        22,787,271      9,582,712     4,016,994       3,445,696      5,741,869
                                  -----------     ----------    ----------      ----------     ----------
Total                           $ 131,996,927   $ 13,183,768   $ 7,328,555     $ 5,863,500  $ 105,621,104

Purchase obligations are reflected in accounts payable and accrued liabilities on the balance sheet and are not reflected in the above table. In addition, the table above does not include contractual interest obligations on the Company's debt and other purchase obligations that are not material.

TRANSACTIONS WITH AFFILIATES

The Company leased two roll-on/roll-off barge vessels and the use of a ramp system in San Juan, Puerto Rico from an affiliate, Kadampanattu Corp. (K-Corp), under operating lease agreements until December 2004. Certain stockholders of the affiliate were controlling stockholders of the Company through August 16, 2004. The lease payments were $10,050 per day for each vessel. The vessels were purchased with proceeds from the Senior Secured notes. Total lease expense under these leases from affiliate totaled $6,714,863 and $7,336,500 in 2004 and 2003, respectively. During 2004, the affiliate agreed to defer $1.5 million of charter hire to be paid by the Company.


In April 2004, the $1.5 million deferred charter hire obligation was combined with the $989,436 of advances into a $2.5 million obligation payable over 36 months with interest at 8.03% a year. In connection with the K-Corp acquisition, this debt was transferred to another affiliate and remained an obligation of the Company as of December 31, 2005. At December 31, 2005, the note has an outstanding balance of $1.7 million.

On August 16, 2004, the Estate of M.P. McLean distributed 1,641,732 shares of common stock to its beneficiaries. This distribution resulted in a decrease of the Estates' ownership in the Company to approximately 44.7%. On December 1, 2004, the Company purchased 100% of the stock of K Corp. for $32.0 million and the assumption of $9.1 million worth of debt, which was paid off on December 1, 2004 from a portion of the proceeds obtained with the senior secured notes. Previously K-Corp leased to the Company two roll-on / roll-off barge vessels and the use of a ramp system in San Juan, Puerto Rico.

On December 1, 2004, the Company acquired 100% of the outstanding stock of K Corp. with a portion of the proceeds obtained from the senior secured notes. As a result of the purchase, the Company has been able to improve its operations by eliminating the lease payments and replacing them with interest expense resulting from the notes on the senior secured debt and depreciation expense of the acquired RO/RO vessels. The Company paid $32.0 million and assumed debt of $9.1 million, which was paid off on December 1, 2004.

As noted above, the Company purchased the stock of K-Corp for $41.1 million, thereby acquiring K-Corp's assets, which had a historical carrying value of $48.9 million. Since the Company and K-Corp had similar controlling shareholders, the Company, recorded K-Corp's assets at the historical carrying value of $24.9 million and estimated the value of the Company's redeemed preferred stock to approximate its liquidation value. The excess of the historical carrying value over the amount paid is recorded as a $7.8 million capital contribution on the Statement of Changes in (Capital Deficit) Stockholders Equity.

        The assets acquired are as follows:

                                                                                           2004
                                                                                   ----------------------

        Vessels                                                                       $    24,150,632
        Land                                                                                  750,000
        Investment in Company Preferred Stock Series B                                     24,000,000
                                                                                   ----------------------

        Total assets acquired                                                         $    48,900,632
                                                                                   ======================


        The purchase price is as follows:
                                                                                           2004
                                                                                   ----------------------

        Cash paid by Company                                                          $    32,000,000

        Long term debt acquired in connection with the K-Corp Acquisition                   9,132,306
                                                                                   ----------------------

        Purchase price of assets acquired                                             $    41,132,306
                                                                                   ======================

        Capital Contribution received as a result of acquisition of an affiliate      $     7,768,326
                                                                                   ======================

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

The redemption of the preferred stock is as follows:

                                                                                2004
                                                                       -----------------------
Purchase price paid to K-Corp                                               $      24,000,000

Accreted carrying amount of the Company                                            23,543,702
                                                                       -----------------------

Excess consideration given to the shareholders over the
  carrying value of the Preferred Class B securities                        $        (456,298)
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

Useful Life and Salvage Values. The Company reviews the selections of estimated useful lives and salvage values for purposes of depreciating our property and equipment. Depreciable lives of property and equipment range from 2 to 40 years. Estimates of salvage value at the expected date of trade-in or sales are based on the expected values of equipment at the time of disposal. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and ultimately, the gain or losses on the disposal of the asset. For instance, the Company recognized a loss of $508,624 in 2005 and a gain of $25,482 in 2004 on the disposal of assets.

Impairment Of Long-Lived Assets. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to our carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected operating cash flows, replacement costs of such assets, business plans and overall market conditions. The Company determines undiscounted projected net operating cash flows and compares it to the carrying value. In the event that impairment occurred, the Company would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. The Company estimates fair value primarily through the use of third party valuations. In 2001, the Company recorded an impairment charge on our Triplestack Box Carriers (R) barges amounting to approximately $3.8 million. The Company recognized no impairments in 2003, 2004 or 2005. In the fourth quarter of 2005, the Company had an appraisal performed on these vessels. The results of this appraisal listed the fair market value of these vessels to be in excess of their book value.

Uncollectible Accounts. The Company records a monthly provision based on specific known collectibility problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, and adjusts the provision account to the calculated balance. It is our policy to write off receivables once it is determined that additional efforts of collection will not result in the receipt of the receivable. During the years-ended December 31, 2005, 2004 and 2003 the Company provided $1,202,003, $1,467,438 and $1,687,894, respectively for uncollectible accounts. The Company records this expense in other operating expenses. The trade receivable balances during the corresponding period were $15.1 million, $15.6 million and $11.0 million for 2005, 2004 and 2003 respectively. The trade receivable balance decrease in 2005 of $.5 was due to better collection efforts in 2005. However, the year-end balance for the allowance account increased by $185,618 and $262,815 for the years-ended December 31, 2005 and 2004, due to the mix of outstanding receivables.

Income taxes. Income taxes are calculated using the liability method specified by SFAS No. 109 "Accounting for Income Taxes". Valuation allowances are provided against deferred tax assets if it is considered "more likely than not" that some portion or the entire deferred tax asset will not be realized.

Management continues to evaluate the deferred tax valuation allowance, to determine what portion, if any of the deferred tax asset that may be realized in the future. Management's evaluation includes, among other things, such factors as a consistent history of profitability, a substantial history of operations upon which to base a forecast and a history of accurately forecasting future results of operations.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" or SFAS 151. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," a revision of SFAS 123 or SFAS 123R. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense on the grant-date the fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested in financial statement periods subsequent to December 31, 2005. Based upon unvested options outstanding as of December 31, 2005, the Company does not believe the adoption of FAS 123R will have a material impact on its profitability.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" or FIN 47, that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect FIN 47 to have a material impact on our results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29 ("SFAS 153"). This standard eliminates the exception for nonmonetary exchanges of similar productive assets to be measured based on the fair value of the assets exchanged and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This standard is effective January 1, 2006. The Company does not expect this standard to have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections or SFAS 154, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations or financial condition.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company has limited it's exposure to market risk from changes in interest rates, because all of the variable debt previously held by the Company was converted to fixed debt in December 2004. For the current year, the estimated fair value of the Company's long-term debt was less than the carrying values by approximately $998,000. This difference in the fair value and the carrying value is based on the anticipated increase in the Company's prime-lending rate over the term of the Company's fixed rate debt.

The Company has no interest rate swap or hedging agreements at December 31, 2005.

Expected Fiscal Year of Maturity at December 31, 2005
(Dollars in Thousands)

Long Term Debt:
                               2006           2007           2008           2009        Thereafter         Total         Fair Value
Fixed Rate                 $ 2,022,191   $ 2,102,658    $ 1,208,902    $ 1,208,902    $ 101,088,137    $ 107,630,790   $ 106,633,524
Average  Interest Rate           9.19%         9.20%          9.22%          9.22%            8.85%            9.14%

Variable Rate                       --            --             --             --               --               --              --
Average  Interest Rate              --            --             --             --               --               --              --

Total                                                                                                  $ 107,630,790

Item 8.  Financial Statements and Supplementary Data

TRAILER BRIDGE, INC.

Financial Statements for each of the Three Years in the Period Ended December 31, 2005 and Report of Independent Registered Public Accounting Firm


Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Trailer Bridge, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders' equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the financial statement schedule listed in item 15(a). These financial statements and the accompanying schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailer Bridge, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                            BDO Seidman, LLP
                                            Certified Public Accountants

Miami, Florida
March 10, 2006

                                                 TRAILER BRIDGE, INC.
                                                   BALANCE SHEETS
                                              DECEMBER 31, 2005 AND 2004

                                                                                      December 31,          December 31,
                                                                                          2005                  2004
                                                                                    -----------------    ------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                     $      11,389,259      $      6,195,580
     Trade receivables, less  allowance for doubtful
           accounts of $606,717 and $421,099                                              15,184,182            15,590,585
     Other receivables                                                                         7,611                 9,561
     Prepaid expenses                                                                      1,685,498             2,317,749
                                                                                    -----------------    ------------------
           Total current assets                                                           28,266,550            24,113,475

Property and equipment, net                                                               82,679,679            82,078,423
Other assets                                                                               8,283,673             8,033,929
                                                                                    -----------------    ------------------
TOTAL ASSETS                                                                       $     119,229,902      $    114,225,827
                                                                                    =================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                    $ 6,191,360      $      6,930,859
     Accrued liabilities                                                                   3,866,607             3,531,473
     Unearned revenue                                                                        759,023             1,258,892
     Current portion of long-term debt                                                     1,208,902             1,208,902
     Current portion of due to affiliates                                                    813,289               760,807
                                                                                    -----------------    ------------------
           Total current liabilities                                                      12,839,181            13,690,933

Due to affiliates                                                                            893,757             1,701,329
Long-term debt, less current portion                                                     104,714,843           105,923,745
                                                                                    -----------------    ------------------
TOTAL LIABILITIES                                                                        118,447,781           121,316,007
                                                                                    -----------------    ------------------

Commitments and Contingencies

Stockholders' Equity (Capital Deficit):
     Convertible Preferred stock Series A $.01 par value, 1,000,000,
       shares authorized                                                                           -                     -
     Preferred stock Series B $.01 par value, 1,000,000, shares authorized                         -                     -
     Common stock, $.01 par value, 20,000,000 shares
           authorized; 11,775,652 and 11,762,178 shares issued and
           outstanding                                                                       117,757               117,621
     Additional paid-in capital                                                           52,178,786            52,140,986
     Deficit                                                                             (51,514,422)          (59,348,787)
                                                                                    -----------------    ------------------
           TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)                                      782,121            (7,090,180)
                                                                                    -----------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)                       $     119,229,902      $    114,225,827
                                                                                    =================    ==================


                See accompanying summary of accounting policies
                       and notes to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                            2005                 2004                 2003
                                                                      ------------------  -------------------  --------------------
    OPERATING REVENUES                                                 $    105,858,617     $     98,774,666     $      86,433,985
    OPERATING EXPENSES:
       Salaries, wages, and benefits                                         16,084,332           15,277,446            15,835,917
       Rent and purchased transportation:
          Related party                                                               -            6,714,863             7,336,500
          Other                                                              21,985,735           23,340,757            24,435,491
       Fuel                                                                  13,830,796           10,202,207             8,965,680
       Operating and maintenance (exclusive of depreciation
          shown separately below)                                            23,019,585           23,557,052            21,743,396
       Taxes and licenses                                                       339,426              282,483               706,303
       Insurance and claims                                                   3,213,150            3,298,460             2,988,770
       Communications and utilities                                             503,744              524,044               508,228
       Depreciation and amortization                                          4,419,694            3,081,916             3,392,742
       Loss (Gain) on sale of assets                                            508,624              (25,482)              (27,961)
       Other operating expenses                                               3,703,230            3,924,260             3,144,385
                                                                      ------------------  -------------------  --------------------
                                                                             87,608,316           90,178,006            89,029,451
                                                                      ------------------  -------------------  --------------------
    OPERATING INCOME (LOSS)                                                  18,250,301            8,596,660            (2,595,466)

    NON-OPERATING EXPENSE:
       Interest (expense)                                                   (10,525,939)          (4,174,300)           (2,859,816)
       Interest income                                                          227,535                7,244                   192
                                                                      ------------------  -------------------  --------------------


    INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR INCOME TAXES                 7,951,897            4,429,604            (5,455,090)

    (PROVISION) BENEFIT FOR INCOME TAXES                                       (117,532)              11,006                     -

                                                                      ------------------  -------------------  --------------------
    NET INCOME (LOSS)                                                         7,834,365            4,440,610            (5,455,090)

    ACCRETION OF PREFERRED STOCK DISCOUNT                                             -             (515,845)             (980,745)

    UNDECLARED CUMULATIVE PREFERRED DIVIDEND                                          -           (1,115,796)             (846,385)

    EXCESS OF CONSIDERATION TRANSFERRED TO HOLDERS OF
      THE PREFERRED STOCK OVER THE CARRYING AMOUNT                                    -             (456,298)                    -

                                                                      ------------------  -------------------  --------------------
    NET INCOME (LOSS) ATTRIBUTABLE TO                                  $      7,834,365     $      2,352,671     $      (7,282,220)
       COMMON SHARES
                                                                      ==================  ===================  ====================

    PER SHARE AMOUNTS:

    NET INCOME (LOSS) PER SHARE BASIC                                  $           0.67     $           0.20     $           (0.74)
                                                                      ==================  ===================  ====================
    NET INCOME (LOSS) PER SHARE DILUTED                                $           0.64     $           0.19     $           (0.74)
                                                                      ==================  ===================  ====================

                 See accompanying summary of accounting policies
                       and notes to financial statements

TRAILER BRIDGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) FOR THE YEARS ENDED December 31, 2005, 2004 and 2003

                                              Preferred Stock Series A      Preferred Stock Series B              Common Stock
                                              -------------------------- ------------------------------- ---------------------------
                                                Shares       Amount         Shares         Amount         Shares         Amount
Balance, January 1, 2003                         19,550    $ 1,920,835      24,000      $ 22,047,112       9,777,500     $  97,775

       Accretion of preferred stock discount                                                 980,745

       Options exercised                                                                                       5,735            57

       Satisfaction of preferred stock series B subscription with related party vessel services

       Net Loss
                                              -------------------------- ------------------------------- ---------------------------

Balance, December 31, 2003                       19,550      1,920,835      24,000        23,027,857       9,783,235        97,832



       Accretion of preferred stock discount                                                 515,845

       Options exercised                                                                                      23,943           239

       Conversion of preferred stock series
       A into common shares                     (19,550)    (1,920,835)                                    1,955,000        19,550

       Redemption of Preferred Stock
       Series "B"                                                          (24,000)      (23,543,702)

       Excess of carrying value over the
       purchase assets Note 6

       Capital contribution as a result of
       acquistion of affilate

       Net Income
                                              -------------------------- ------------------------------- ---------------------------

Balance, December 31, 2004                            -              -           -                 -      11,762,178       117,621



       Options exercised                                                                                      13,474           136

       Net Income
                                              -------------------------- ------------------------------- ---------------------------

Balance, December 31, 2005                            -    $         -           -       $         -      11,775,652     $ 117,757
                                              ========================== =============================== ===========================

               See accompanying summary of accounting policies and
                         notes to financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) FOR THE YEARS ENDED December 31, 2005, 2004 and 2003

                                                                                                Preferred Stock
                                                Additional Paid-In                                 Series B
                                                      Capital                Deficit              Receivable             Total
                                                -------------------    -------------------     ------------------    ---------------
Balance, January 1, 2003                          $  42,388,577        $    (56,381,419)        $    (1,073,352)     $    8,999,528

       Accretion of preferred stock discount                                   (980,745)

       Options exercised                                 15,817                                                              15,874

       Satisfaction of preferred stock
       Series B subscription with related
       party vessel services                                                                          1,073,352           1,073,352

       Net Loss                                                              (5,455,090)                                 (5,455,090)
                                                ------------------      ------------------      -----------------     -------------

Balance, December 31, 2003                           42,404,394             (62,817,254)                      -           4,633,664

       Accretion of preferred stock discount                                   (515,845)

       Options exercised                                 66,981                                                              67,220

       Conversion of preferred stock
       series A into common shares                    1,901,285

       Redemption of Preferred Stock Series "B"                                                                         (23,543,702)

       Excess of carrying value over the
       purchase assets Note 6                                                  (456,298)                                   (456,298)

       Capital Contribution as a result of
       acquisition of affiliate                       7,768,326                                                           7,768,326

       Net Income                                                             4,440,610                                   4,440,610
                                                ------------------      ------------------      -----------------     -------------

Balance, December 31, 2004                           52,140,986             (59,348,787)                      -          (7,090,180)

       Options exercised                                 37,800                                                              37,936

       Net Income                                                             7,834,365                                   7,834,365
                                                ------------------      ------------------      -----------------     -------------

Balance, December 31, 2005                        $  52,178,786        $    (51,514,422)        $             -      $      782,121
                                                ==================      ==================      =================     =============

                 See accompanying summary of accounting policies
                       and notes to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED December 31, 2005, 2004 and 2003

                                                                  December 31,      December 31,      December 31,
                                                                     2005              2004              2003
                                                                ----------------  ----------------  ----------------
Operating activities:
Net income (loss)                                                $    7,834,365    $    4,440,610    $   (5,455,090)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                    5,162,066         3,816,041         3,392,742
     Noncash purchased transportation, related party                          -                 -         1,073,352
     Provision for doubtful accounts                                  1,202,003         1,467,438         1,687,894
     (Gain)Loss on sale of fixed assets                                 508,624           (25,482)          (27,961)
Decrease (increase) in:
     Trade receivables                                                 (795,601)       (6,038,648)       (2,778,354)
     Other receivables                                                    1,950             7,327               152
     Prepaid expenses                                                   632,252          (461,298)           82,581
Increase (decrease) in:
     Accounts payable                                                  (739,499)       (1,571,427)        1,522,105
     Accrued liabilities and related party charterhire                  335,133           965,786         1,469,943
     Unearned revenue                                                  (499,869)          511,348           (40,476)
     Due to affiliate                                                         -                 -           (66,795)

                                                                ----------------  ----------------  ----------------
Net cash provided by operating activities                            13,641,424         3,111,695           860,093
                                                                ----------------  ----------------  ----------------

Investing activities:
Acquistion of K-Corp Assets                                                   -        (8,000,000)                -
Exercise of equipment purchase options                                        -       (11,770,743)                -
Additions to and construction of property and equipment              (6,322,936)       (1,888,688)          (27,442)
Proceeds from sale of property and equipment                            804,237           194,019           161,881
Additions to other assets                                              (596,621)       (2,095,156)          (67,680)
                                                                ----------------  ----------------  ----------------
          Net cash (used in) provided by investing activities        (6,115,320)      (23,560,568)           66,759
                                                                ----------------  ----------------  ----------------

Financing activities:
Payments on borrowing on revolving line of credit                             -        (5,779,481)         (285,010)
Payments on borrowing from affiliate                                   (755,091)       (5,319,332)                -
Redemption of Preferred Series B                                              -       (24,000,000)                -
Exercise of stock options                                                37,936            67,220            15,874
Proceeds from Senior Secured Debt                                             -        85,000,000                 -
Principal payments on notes payable                                  (1,208,902)      (18,251,471)       (2,377,642)
Loan costs                                                             (406,368)       (5,497,444)                -
                                                                ----------------  ----------------  ----------------
          Net cash (used in) provided by financing activities        (2,332,425)       26,219,492        (2,646,778)
                                                                ----------------  ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                  5,193,679         5,770,619        (1,719,926)
Cash and cash equivalents, beginning of the period                    6,195,580           424,961         2,144,887
                                                                ----------------  ----------------  ----------------

Cash and cash equivalents, end of period                         $   11,389,259    $    6,195,580    $      424,961
                                                                ================  ================  ================

                 See accompanying summary of accounting policies
                       and notes to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS CONTINUED
YEARS ENDED December 31, 2005, 2004 and 2003

Supplemental cash flow information and non-cash investing and financing activities:

                                                                    2005                2004               2003
                                                                    ----                ----               ----
Cash paid for interest                                          $    9,642,041      $    3,512,239     $    2,515,630
                                                              =================   =================   ================
Cash paid for income taxes                                             103,487                   -                  -
                                                              =================   =================   ================
Satisfaction of preferred Stock Series B Subscription with
related party-vessel services                                                -                   -          1,073,352
                                                              =================   =================   ================
Debt assumed on purchased assets purchased from affiliate                    -           9,132,306                  -
                                                              =================   =================   ================
Capital Contribution resulting from acquisition of K-Corp       $            -      $    7,768,326     $            -
                                                              =================   =================   ================


                See accompanying summary of accounting policies
                       and notes to financial statements

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003

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

Allowance for Doubtful Accounts - The Company records a monthly provision based on specific known collectibility problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, and adjusts the provision account to the calculated balance. It is the Company's policy to write off receivables once it is determined that additional efforts of collection will not result in the receipt of the receivable.

Property and Equipment - Property and equipment are carried at cost. Property and equipment are depreciated to their estimated salvage values on a straight-line method based on the following estimated useful lives:

                                                                  Years
                                                                  -----

Buildings and structures                                           40
Office furniture and equipment                                    6-10
Leasehold improvements                                            2-12
Freight equipment:                                                4-40
  Vessels                                                         20-40
  Tractors                                                          4
  Containers, Chassis and VTM's                                    18
  Trailers                                                         12

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

The Company expenses maintenance and repair expenses, including regulatory drydocking of its vessels as incurred.

Tires on revenue equipment purchased are capitalized as part of the equipment cost and depreciated over the life of the vehicle. Replacement tires are expensed when placed in service.

Leasehold improvements and equipment under capital leases are amortized over the lesser of the estimated lives of the asset or the lease terms. Maintenance and repairs are expensed as incurred.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)


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

Other Assets - Other assets consist mainly of debt issuance costs that are amortized using the effective interest method over the term of the associated debt.

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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

                                                                       2005                2004                2003
                                                                       ----                ----                ----
Net income (loss) attributable to common shares, as reported       $    7,834,365      $    2,352,671      $    (7,282,220)
Total stock-based employee compensation cost included in the determination of net loss, net of related tax effects

Total stock-based employee compensation
   cost determined under fair value method
   for all awards, net of related tax effects                            (234,733)           (368,993)            (496,322)
                                                                 -----------------   -----------------   ------------------

Net income (loss), pro forma                                       $    7,599,632      $    1,983,678      $    (7,778,542)
                                                                 =================   =================   ==================

Income (loss) per common share:
Basic, as reported                                                 $         0.67      $         0.20      $         (0.74)
Diluted, as reported                                               $         0.64      $         0.19      $         (0.74)
Basic, pro forma                                                   $         0.65      $         0.17      $         (0.80)
Diluted, pro forma                                                 $         0.62      $         0.15      $         (0.80)


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

Reclassifications - Certain reclassifications have been made to the 2004 and 2003 financial statements to conform with the presentation adopted in 2005.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" or SFAS 151. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," a revision of SFAS 123 or SFAS 123R. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense on the grant-date the fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested in financial statement periods subsequent to December 31, 2005. Based on unvested options outstanding at December 31, 2005, the Company does not believe the adoption of FAS 123R will have a material impact on its profitability.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" or FIN 47, that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect FIN 47 to have a material impact on our results of operations.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29 ("SFAS 153"). This standard eliminates the exception for nonmonetary exchanges of similar productive assets to be measured based on the fair value of the assets exchanged and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This standard is effective January 1, 2006. The Company does not expect this standard to have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections or SFAS 154, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations or financial condition.

2. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consist of the following:

                                                                  2004                     2004
                                                                  ----                     ----

Freight equipment                                              $   99,471,113          $   100,005,427
Office furniture and equipment                                      4,461,769                3,590,107
Buildings and structures                                            2,644,265                2,585,378
Land                                                                1,254,703                1,254,703
Leasehold improvements                                              1,894,546                1,894,546
                                                            ------------------       ------------------
                                                                  109,726,396              109,330,161
less accumulated depreciation and amortization                    (27,046,717)             (27,251,738)
                                                            ------------------       ------------------

                                                               $   82,679,679          $    82,078,423
                                                            ==================       ==================


Depreciation and amortization expense on property and equipment was $4,401,036, $3,081,916, and $3,392,742 in 2005, 2004 and 2003, respectively.

3. TRANSACTIONS WITH RELATED PARTIES

The Company leased two roll-on/roll-off barge vessels and the use of a ramp system in San Juan, Puerto Rico from an affiliate, Kadampanattu Corp. (K-Corp), under operating lease agreements until December 2004. Certain stockholders of the affiliate were controlling stockholders of the Company through August 16, 2004. The lease payments were $10,050 per day for each vessel. Total lease expense under these leases from affiliate totaled $6,714,863 and $7,336,500 in 2004 and 2003, respectively. During 2004 the affiliate, agreed to defer $1.5 million of charter hire to be paid by the Company, in 2004. During 2002, the Company issued to this affiliate $24 million before discount of non-convertible preferred stock Series B as payment for indebtedness, amounts deferred under the

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

long-term charters of the Company and an advance portion of the 2003 charterhire. The Series B Preferred Stock was redeemed in December 2004.

During the quarter ended June 30, 2002 the Company borrowed $5 million from an affiliate, with interest at the rate of 8.03% a year. Certain stockholders of the affiliate were also principal stockholders of the Company. The proceeds of this borrowing were used to repay the $3 million borrowed under the revolving credit agreement, and to provide $2 million in working capital. Amounts outstanding were $4,933,205 at December 31, 2004. In April 2004, the $4,933,205 related party obligation was rescheduled from October 2004 to May 2007. In connection with the Senior Secured debt offering, a portion of the proceeds was used to payoff this obligation in December 2004. In addition during 2002, the same affiliate purchased preferred convertible stock Series A for $2 million. The preferred stock Series A, had a liquidation preference of $2 million. The Preferred Stock Series A, pursuant to its terms was converted into 1,955,000 common shares in July of 2004. In April 2004, the $1.5 million deferred charter hire obligation was combined with the $989,436 of advances into a $2.5 million obligation payable over 36 months with interest at 8.03% a year. In connection with the K-Corp acquisition, this debt was transferred to another affiliate and remained an obligation of the Company as of December 31, 2005.


On December 1, 2004 the Company acquired 100% of the outstanding stock of K-Corp (See note 5).


4. LONG-TERM DEBT AND DUE TO AFFILIATES

Following is a summary of long-term debt at December 31, 2005 and 2004:

                                                                                             2005                        2004
                                                                                             ----                        ----
Senior secured notes maturing on November 15, 2011; Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15,
2005.  The notes accrue interest at 9 1/4% per year on the principal amount. The notes are collateralized by a first priority lien with a carrying value of $52.1 million on two roll-on/roll-off barges, certain equipment and the Jacksonville,
Florida office and terminal, including associated real estate.                          $   85,000,000            $   85,000,000

Ship-financing bonds and notes (Title XI) maturing on March 30, 2023; payable in semi-annual installments of principal and interest; interest is fixed at 6.52%;
collateralized by vessels with a carrying value of $14,289,486 at December
31,2005; amount is guaranteed by
The United States of America under the Title XI Federal Ship Financing Program              13,035,006                13,779,864

Ship-financing bonds and notes (Title XI) maturing on September 30, 2022;
payable in semi-annual installments of principal and interest; interest is fixed at 7.07%; collateralized by vessels with a carrying value of $9,213,833 at
December 31, 2005; amount is guaranteed by The United States of America under
the Title XI Federal Ship Financing Program                                                  7,888,739                 8,352,783

Unsecured notes to affiliates maturing December 2007; payabe in monthly
installments of principal and interest; interest at a rate of 8.03%;                         1,707,046                 2,462,136

                                                                                        ---------------           ----------------
                                                                                           107,630,791               109,594,783

Less current portion                                                                        (2,022,191)               (1,969,709)
                                                                                        ---------------           ----------------
                                                                                        $  105,608,600            $  107,625,074
                                                                                        ===============           ================

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

(A) SENIOR SECURED NOTES
The $85 million in 9-1/4 % Senior Secured Notes mature on November 15, 2011. Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2005. The notes accrue interest at 9-1/4 % per year on the principal amount. The notes will mature on November 15, 2011. After November 15, 2008, the Company may redeem the notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. In addition, prior to November 15, 2007, the Company may redeem up to 35% of aggregate principal amount of the notes with the net proceeds of certain equity offerings at a redemption price of 109 1/4 % of the principal amount of the notes, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, restricts (as defined) the Company to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinate debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets. The notes are secured by a first priority lien for the benefit of the holders of the notes on our two roll-on/roll-off barges, certain equipment and our Jacksonville, Florida office and terminal, including associated real estate. The notes are subordinated to the Title XI debt collateralized by the TBC (Triplestack Box Carriers) barges.


(B) SHIP FINANCING BONDS AND NOTES
In the first quarter of 2004, the Company received approval to reschedule principal payments over the remaining life of each Title XI issue. As rescheduled, the Company's semi-annual principal payments increased to $232,022 and $372,429 respectively. In addition, in connection with obtaining the consent of the Secretary of Transportation of the United States of America (the "Secretary") to offer and sell senior secured the notes, in December 2004 the Company deposited approximately $2.0 million into a reserve fund that secures the Title XI Bonds and during 2005 the Company deposited an additional $.7 million. As of December 31, 2005, the Company is in default of the financial covenants relating to certain leverage ratios contained in the Title XI debt agreements. The default provisions of the Title XI covenants provide that, in the event of default, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary. The Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary under Title XI and liens incurred in ordinary course of business. However, none of the foregoing restrictions will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied our obligation to make deposits into the reserve fund. In November 2004, the Company received permission from the Secretary to issue $85 million in Senior Secured Notes and to use the proceeds of this transaction to fund the acquisition of K Corp., repay K Corp.'s indebtedness, repay our existing debts, exercise certain equipment purchase options on equipment previously leased. As of December 31, 2005, the Company has not performed any such restricted financial activities and therefore, its in compliance with such restrictions. As such, the debt was not in default, and the

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

lender did not have the right to call the debt. The United States of America under the Title XI Federal Ship Financing Program guarantees the bonds.

According to the Title XI debt agreement, the Company is required to deposit a portion of net income into a reserve fund that secures the Title XI Bonds. As of December 31, 2005, the total amount held in deposit is $2.7 million and its current deposit requirement based on earnings through December 2005 is approximately $1.6 million to be made in 2006. The Title XI debt agreement requires an annual deposit until an amount equal to fifty percent of the outstanding balance is reached which is approximately $10.5 million as December 31, 2005.

(C) REVOLVING LINE OF CREDIT
On December 1, 2004 the Company amended its existing revolving credit facility with Congress Financial Corporation to reduce the maximum availability from $20 million to $10 million. The agreement provides for interest equal to the prime rate plus 1.5%. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable and expires in April 2007. The revolving credit facility is secured by our accounts receivable. At December 31, 2005, the Company had approximately $8.6 million available for future advances under this credit line.

(D) UNSECURED RELATED PARTY DEBT
As of December 31, 2005 $1.7 million of related party debt is outstanding. This debt arose from deferred charterhire payments to K Corp., has an interest rate of 8.03% and is payable in 36 equal monthly installments beginning in January 2005.


Following are maturities of long-term debt at December 31, 2005:

        2005                                             $  2,022,191
        2006                                                2,102,658
        2007                                                1,208,902
        2008                                                1,208,902
        2009                                                1,208,902
        Thereafter                                         99,879,236
                                                    ------------------

                                                         $ 107,630,791
                                                    ==================


5. ACQUISTION OF K-CORP.

On December 1, 2004, the Company acquired 100% of the outstanding stock of K Corp. with a portion of the proceeds obtained from the senior secured notes. Previously K-Corp leased to the Company two roll-on / roll-off barge vessels and the use of a ramp system in San Juan, Puerto Rico. As a result of the purchase, the Company has been able to improve its operations by eliminating the lease agreements and replacing them with interest expense resulting from the notes on the senior secured debt and depreciation expense of the acquired RO/RO vessels. The Company paid $32.0 million and assumed debt of $9.1 million, which was paid off on December 1, 2004. These obligations were paid with a portion of proceeds of the senior secured debt. Certain pro-forma adjustments were made to eliminate lease expense previously paid to K-Corp related to the RO/RO vessels, cumulative

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

undeclared dividends and accretion related to the Preferred Series "B" Stock and additionally include increased depreciation on the RO/RO vessels and interest on the senior secured notes issued by the Company on December 1, 2004.

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


The Company purchased the stock of K-Corp for $41.1 million. In this connection, the Company acquired K-Corp's assets, which had a historical carrying value of $48.9 million. Since the Company and K-Corp had similar controlling shareholders, the Company, recorded K-Corp's assets at the historical carrying value of $24.9 million and estimated the value of the preferred stock to approximate its liquidation value. The excess of the historical carrying value over the amount paid is recorded as a $7.8 million capital contribution on the Statement of Changes in Stockholders' Equity (Capital Deficit).

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
                                                                       =======================


The purchase price is as follows:
                                                                                2004
                                                                       -----------------------

Cash paid by Company                                                               32,000,000

Long term debt acquired in connection with the K-Corp Acquisition                   9,132,306
                                                                       -----------------------

Purchase price of assets acquired                                        $         41,132,306
                                                                       =======================

Capital contribution as a result of acquisition of affiliate             $          7,768,326
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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

The redemption of the preferred stock is as follows:

                                                                                2004
                                                                       -----------------------
Purchase price paid to K-Corp                                            $         24,000,000

Accreted book value of the Company                                                 23,543,702
                                                                       -----------------------

Excess consideration given to the shareholders over the
  carrying value of the Preferred Class B securities                     $           (456,298)
                                                                       =======================


6. OPERATING LEASES

The Company has various operating lease agreements principally for land leases, office facilities, charterhire, tug charter and equipment. The Company also has a lease agreement with the Port Authority of Jacksonville, whereas, monthly rent is calculated based on the total tonnage shipped, with an annual minimum guarantee of approximately $1.7 million. During the periods ended December 31, 2005, 2004 and 2003, the Company did not exceed the minimum tonnage under this lease agreement to require additional rent. In addition, the Company is responsible for all fuel cost for its tug charter hire agreements.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005 are as follows:

              2006                                    $ 9,582,712
              2007                                      2,061,536
              2008                                      1,955,458
              2009                                      1,722,964
              2010                                      1,722,732
              Thereafter                                5,741,869
                                                ------------------

                                                     $ 22,787,271
                                                ==================


Rent expense for all operating leases, including leases with terms of less than one year, was $12,012,990, $21,851,549 and $22,949,572 for 2005, 2004 and 2003,
respectively.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2005 and 2004:

                                          2005                 2004
                                          ----                 ----
Interest                               $ 1,483,976          $ 1,027,969
Marine expense                             859,396            1,060,697
Salaries and wages                         687,664              487,089
Fringe benefits                            341,042              639,618
Other                                      233,492              195,082
Rent                                       230,267               90,837
Taxes                                       30,770               30,181
                                    ------------------   ------------------

                                       $ 3,866,607          $ 3,531,473
                                    ==================   ==================


8. OTHER ASSETS

Other assets consist of the following at December 31, 2005 and 2004:

                                                                  2005                2004
                                                                  ----                ----

Title XI Restricted Deposit                                     $ 2,699,246         $ 2,042,527
Debt Issuance Costs, net of a accumulated amortizaton             5,355,716           5,690,918
Other                                                               228,711             300,484
                                                          ------------------  ------------------

                                                                $ 8,283,673         $ 8,033,929
                                                          ==================  ==================

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $852,920, $734,124 and $191,257, respectively.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

9. INCOME TAXES

The (provision) benefit for income taxes is comprised of the following for the years ended December 31, 2005, 2004 and 2003:

                                                      2005              2004              2003
                                                      ----              ----              ----
Current:
      Federal                                      $   (116,395)     $          -      $          -
      State                                              (1,137)           11,006                 -
                                                 ---------------   ---------------   ---------------

                                                       (117,532)           11,006                 -
                                                 ---------------   ---------------   ---------------
Deferred
      Federal                                        (2,549,633)       (1,456,906)        1,818,899
      State                                            (494,209)         (276,420)          219,289
                                                 ---------------   ---------------   ---------------

                                                     (3,043,842)       (1,733,326)        2,038,188
Valuation allowance decrease (increase)               3,043,842         1,733,326        (2,038,188)
                                                 ---------------   ---------------   ---------------

Total income tax benefit (provision)               $   (117,532)     $     11,006      $          -
                                                 ===============   ===============   ===============

Income tax (provision) benefit for the years ended December 31, 2005, 2004 and 2003 differs from the amounts computed by applying the statutory Federal corporate rate to income (loss) before (provision) benefit for income taxes. The differences are reconciled as follows:

                                                             2005                2004               2003
                                                             ----                ----               ----
Tax (provision) benefit at statutory Federal rate         $ (2,703,645)      $ (1,515,293)       $ 1,859,061
(Increase) decrease in deferred tax asset
   valuation allowance                                       3,043,842          1,733,326         (2,038,188)
Nondeductible expenses                                         (77,282)           (39,763)           (40,162)
State income taxes, net of Federal benefit                    (380,447)          (167,264)           219,289
                                                     ------------------  -----------------   ----------------

Total income tax benefit (provision)                      $   (117,532)      $     11,006        $         -
                                                     ==================  =================   ================

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

The components of the Company's net deferred tax asset at December 31, 2005 and 2004 are as follows:

                                                      2005                  2004
                                                      ----                  ----
Deferred tax assets:
    Net operating loss carry forwards              $ 27,546,055           $ 31,026,256
    Employee stock option                             2,835,804              3,240,895
    Intangible Asset                                    159,572                123,056
    Allowance for bad debts                             230,552                160,018
    Accrued vacation                                    106,922                110,036
    Other                                               132,119                252,007
                                             -------------------   --------------------

Gross deferred assets                                31,011,024             34,912,268

Deferred tax liabilities:
    Fixed asset basis                                20,976,842             13,958,221
                                             -------------------   --------------------

Gross deferred tax liabilities                       20,976,842             13,958,221

Deferred tax asset valuation allowance               10,034,182             20,954,047
                                             -------------------   --------------------

Net deferred tax asset                             $          -           $          -
                                             ===================   ====================


The Company has recorded various deferred tax assets as reflected above. In assessing the ability to realize the deferred tax assets, management considers, whether it is more likely than not, that some portion, or the entire deferred tax asset will be realized. The ultimate realization is dependent on generating sufficient taxable income in future years. The valuation allowance account decreased by $10,919,865 and $1,733,326 in 2005 and 2004 respectively as a result of the Company being able to use its net operating loss carryforwards to reduce taxable income and the difference in tax and book basis of the vessels purchased in December 2004. The Company anticipates that its taxable temporary differences will reverse in the same period as the deductible temporary differences therefore assuring realization after non-reserved portion of its deferred assets.

At December 31, 2005, the Company had available net operating loss ("NOL") carryforwards for federal income tax purposes of $72,489,618, which expire beginning in 2007.

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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

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

The following reconciles Basic and Diluted Earnings Per Share:

                                                                                 For years ended December 31,
                                                                      -----------------------------------------------
                                                                          2005            2004             2003
                                                                      -------------   --------------  ---------------
Basic Earnings Per Share:
Net Income(loss) attributable to common shareholders                   $ 7,834,365     $  2,352,671     $ (7,282,220)
Net Income (loss) allocated to preferred
Series A Shareholders prior to conversion (1)                                    -         (217,706)               -
                                                                      -------------   --------------  ---------------
Net income(loss) allocated  to commons shareholders                    $ 7,834,365     $  2,134,965     $ (7,282,220)

Weighted average common shares-basic                                    11,769,037       10,662,791        9,777,391
                                                                      -------------   --------------  ---------------
Income (loss) per common shares- basic                                 $      0.67     $       0.20     $      (0.74)

Diluted Earnings Per Share
Add:  Diluted effect of assumed conversion of Preferred Series A                 -        1,087,301                -
Add:  Diluted effect of options                                            543,911          366,655                -
                                                                      -------------   --------------  ---------------
Weighted average shares -diluted                                        12,312,948       12,116,747        9,777,391
                                                                      -------------   --------------  ---------------
Income (loss) per common shares- diluted                               $      0.64     $       0.19     $      (0.74)

(1) - Weighted for days outstanding prior to conversion on July 23, 2004


Options to purchase 484,550, 489,200 and 900,466 shares of the Company's common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive during the years ended December 31, 2005, 2004 and 2003, respectively.

Preferred Stock Series A:

The preferred stock Series A, had a liquidation preference of $2 million. The voting rights of the preferred stock Series A except where class voting is required by law, the preferred stock Series A votes together with the common stock as a single class, with each share of preferred Series A entitled to 35.42 votes per share. The preferred stock Series A, pursuant to its terms was converted into 1,955,000 common shares in July of 2004.

Preferred Stock Series B:

During 2002, the Company issued 24,000 shares of preferred stock Series B to an affiliate as payment for indebtedness, amounts deferred under the long-term charters of the Company and an advance portion of the 2003 charterhire. The total issued value of preferred stock Series B was $24 million. As an increasing rate preferred stock, Series B was recorded at fair-value resulting in an initial discount of approximately $2.6 million. Accretion for the year ended December 31, 2004 and 2003 was $515,845 and $980,745 respectively. Beginning on

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

April 1, 2003 cumulative dividends began to accrue at a rate equal to the 90-day plus 350 basis points. Beginning in 2004, the dividend rate increased 25 basis points a quarter up to a maximum dividend rate of the 90-day libor rate plus 650 points. Contractual undeclared dividends aggregated to $1,115,795 at October 31, 2004 and $846,385 at December 31, 2004. Such dividends have not been declared, accrued or paid. On October 31, 2004 the contractual dividend was permanently waived by the holder. A portion of the preferred stock series B was issued to pay $1.1 million of the Company's 2003 charterhire commitments to an affiliate. In 2003, the Company offset the subscription as the charterhire was used. The preferred stock Series B was redeemed by the Company in conjunction with the acquisition of K-Corp. In accordance with EITF D-42 the $0.5 million excess of
(1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the Company's balance sheet was subtracted from net earnings to arrive at net earnings available to common shareholders in the calculation of earnings per share.

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

In July 2000, the Company's Board of Directors and its stockholders authorized the establishment of the Non-Employee Director Stock Incentive Plan (the "Director Plan"). The purpose of the Director Plan is to assist the Company in attracting and retaining highly competent individuals to serve as non-employee directors. The Company has reserved 50,000 shares of common stock for issuance pursuant to the Director Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Director Plan. The exercise price per share of options granted under the Director Plan shall not be less than 100% of the fair market value of the common stock on the date of grant. Such options become exercisable at the rate of 20% per year beginning on the first anniversary date of the grant and the maximum term for a grant is ten years. As of December 31, 2005, there were 44,194 options available for grant.

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

A summary of the status of options under the Company's stock-based compensation plans at December 31, 2005, 2004 and 2003 is presented below:

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

                                       2005                        2004                       2003
                                   --------------------------  -------------------------   -------------------------
                                                      Weighted                  Weighted                   Weighted
                                                      Average                   Average                    Average
                                                      Exercise                  Exercise                   Exercise
                                   Options             Price       Options       Price       Options        Price

Outstanding at beginning of year      1,279,491       $ 5.43      1,315,249      $ 5.43      1,327,110       $ 5.43
    Granted                                   -            -              -           -              -            -
    Exercised                           (13,474)        2.82        (23,943)       2.52         (5,735)        2.77
    Forfeited                            (3,374)        5.60        (11,815)       2.78         (6,126)        6.03
                                   -------------               -------------               ------------

Outstanding at end of year            1,262,643       $ 5.58      1,279,491      $ 5.58      1,315,249       $ 5.44
                                   =============               =============               ============

Grants exercisable at year-end        1,150,088       $ 5.78      1,057,313      $ 6.06        900,466       $ 6.65
                                   =============               =============               ============

There were no stock options granted in 2005, 2004 or 2003.

The following table summarizes information about the outstanding options at December 31, 2005:

                                                    Weighted-Average
  Exercise                  Options                    Remaining                       Options
   Price                  Outstanding               Contractual Life                 Exercisable
----------------       ----------------             -----------------                ------------
    $ 10.00                 484,763                     1.7 years                        484,763
       2.25                 175,860                     3.2 years                        175,860
       2.84                 335,672                     4.6 years                        335,672
       2.88                 266,348                     6.4 years                        153,793
                       --------------                                               ---------------

                          1,262,643                                                    1,150,088
                       ==============                                               ===============

Remaining non-exercisable options as of December 31, 2005 become exercisable as follows:

         2006                                           56,278
         2007                                           56,278
                                                   ------------

                                                       112,556
                                                   ============

12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan, which covers substantially all employees in the United States. Participants are permitted to make contributions of up to 15% of their compensation not to exceed certain limits. The Company makes matching contributions to the Plan at a rate not to exceed 3% of compensation as defined. The Company contributed approximately $200,000, $150,000 and $190,000 to the Plan during 2005, 2004 and 2003, respectively.

In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $25,000, $20,000 and $17,000 to the Plan during 2005, 2004, and 2003.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

In March 1998, the Board of Directors authorized an Employee Stock Purchase Plan, which covers substantially all employees. The Plan allows employees to invest up to 10% of their base compensation through payroll deductions. The purchase price will be 15% less than the fair market value on the last day of the purchase period. The Company made contributions of approximately $515 to the Plan during 2003. In accordance with the Plan document, the Plan terminated automatically on March 1, 2004, the fifth anniversary of the Plan start date.

The Company has an Incentive Bonus Program; the Company made contributions of $949,189 and $493,971 during 2005 and 2004 respectively, while no contributions were made during 2003. Contributions are determined by the Company's pre-tax income.

13. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the Company's financial positions or cash flows.

In 2006, the Company will complete the regulatory dry docking for both of the RORO barges. The dry docking cost is estimated to range between $6.0 and $7.0 million. Upon completion, both RORO barges will be certified for an additional five years.

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

Long Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. For the year ended December 31, 2005 the estimated fair value of the Company's long-term debt were less than the carrying values by approximately $997,266. This difference in the fair value and the carrying value is based on the anticipated increase in the Company's prime-lending rate over the life of the Company's fixed rate debt.


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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

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

16. CONCENTRATION OF GEOGRAPHIC MARKET RISK

The Company transports freight between the Continental United States and Puerto Rico for companies in diversified industries who have operations located there. There is no one customer that comprises over 10% of the Company total revenues. The Company performs periodic credit evaluations of the customer's financial condition and as a condition of the extension of credit the customer agrees that the Company shall have the right to exercise a lien against any shipment tendered. At December 31, 2005 and 2004, accounts receivable was approximately $15.1 million and $15.6 million respectively. Receivables are generally due within 45 days. Credit losses have been within management's expectations. The Company leases its tug charter from a single vendor, however the Company believes this risk is mitigated by the availability of tugboat providers currently in the market.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2005, 2004 AND 2003 (continued)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                   March 31,            June 30,          September 30,        December 31,
Quarter Ended                                         2005                2005                2005                 2005
                                               -------------------  ------------------  ------------------   ------------------

Operating revenues                               $   24,365,534       $   27,179,734      $    26,213,734      $    28,099,615
Operating income                                      3,529,791            5,095,066            4,265,371            5,360,073


Net income                                              975,801            2,510,292            1,586,030            2,762,242
Net income attributable to
      common shares                                     975,801            2,510,292            1,586,030            2,762,242
Net income per share -
      basic                                                0.08                 0.21                 0.13                 0.23
      diluted                                    $         0.08       $         0.20      $          0.13      $          0.22

                                                   March 31,            June 30,          September 30,        December 31,
Quarter Ended                                         2004              2004 (2)              2004               2004 (1)
                                               -------------------  ------------------  ------------------   ------------------

Operating revenues                               $   22,908,730       $   24,102,899      $    23,938,849      $    27,824,188
Operating income                                      1,052,715            1,660,296            1,976,925            3,906,724
Net income                                              359,158              988,823            1,154,205            1,938,424
Net income (loss) attributable to
      common shares                                     (91,796)             527,791              654,531            1,262,145
Net income (loss) per share -
      basic                                               (0.01)                0.04                 0.06                 0.11
      diluted                                    $        (0.01)      $         0.04      $          0.06      $          0.10


(1)   On December 1, 2004, the Company acquired K-Corp, a company whose shareholders were also controlling shareholders of
      Trailer Bridge, Inc. Prior to the acquisition, the Company leased two RO/RO vessels and a ramp system in San Juan,
      Puerto Rico. The Company financed this acquisition with a portion of the proceeds of the $ 85 million senior secured notes with a 9 1/4% fixed interest rate. This transaction was accretive in that the Company reduced its operating lease expense payments to K-Corp and incurred additional interest and depreciation which together resulted in a $213,591 increase in operating income for the month of December 2004. In connection with the $85 million senior secured notes, the Company paid off its existing credit facility which resulted in the write off of deferred loan costs of $381,523 in December 2004 , which increased interest expense and decreased net income of the same amount. Further, in connection with the acquisition of
      K-Corp, the Company redeemed the Preferred Stock Series B. In accordance with EITF D-42, the $456,298 excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the Company's balance sheet was subtracted from net earnings to arrive at net earnings available to common shareholders in the calculation of earnings per share.

(2)   In June 2004, the Company received a favorable legal determination regarding the Volume of Business Tax in the Guaynabo
      Municipality of Puerto Rico, which resulted in a $250,000 reversal, which increased operating income by the same amount.

                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                      THREE YEARS ENDED December 31, 2005

                                         Allowance for Doubtful Accounts
                                         -------------------------------
                                  Balance at
                               Beginning of the   Charged to Costs       Deductions          Balance at end of
           Year                      year           and Expenses        (Chargeoffs)               year
           ----               -----------------   -----------------   ------------------    -----------------
           2005                   $ 421,099         $ 1,202,003         $ (1,016,385)          $ 606,717
           2004                     683,914           1,467,438           (1,730,253)            421,099
           2003                     895,772           1,687,894           (1,899,752)            683,914

It is the policy of the company to write off receivables once is determined that additional efforts of collection will not result in the receipt of the receivable.


Item 9. Changes and disagreements with accountants on Accounting and Financial Disclosures.

        None



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

Item 9B.  Other Information

          None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information about the Company's equity compensation plans.

                                           Equity Compensation Plan Information

                                                                                                  Number of securities remaining
                                        Number of securities to        Weighted-average           available for future issuance
                                        be issued upon exercise of     exercise price of          under equity compensation plans
                                        outstanding options,           outstanding options,       (excluding securities reflected
            Plan Category               warrants and rights            warrants and rights        in column (a))
--------------------------------------  ------------------------    -----------------------   -------------------------------------
Equity compensation plans appoved by
securities holder                               1,262,643                   $ 5.58                      44,194
                                        ------------------------  ----------------------- ---------------------------------

Equity compensation plans not appoved
by securities holders                   ------------------------  ----------------------- ---------------------------------

                Total                           1,262,643                   $ 5.58                      44,194
                                        ========================  ======================= =================================

         Incorporated by Reference

         The information called for by Item 10 -- "Directors and Executive Officers of the Registrant", Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management", Item 13 -- "Certain Relationships and Related Transactions" and Item 14 "Principal Accountant Fees and Services" is incorporated herein by this reference to the Company's definitive proxy statement for its annual meeting of stockholders scheduled to be held in May 2006 which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Documents Filed as Part of this Report

       1.   Financial Statement Schedules:

            Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2005, 2004 and 2003.

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

       2.   Exhibits.


                                  EXHIBIT INDEX

                   (Exhibits being filed with this Form 10-K)


EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBITS
------                               -----------------------

3.1.1(5)         Amended and Restated Certificate of Incorporation of Trailer
                 Bridge, Inc.

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

10.8.18(6)       Trust Indenture, Third Supplement to Special Provisions

10.8.19(6)       United States Government Guaranteed Ship Financing Bond, 1997
                 Series II, Amended and Restated April 29, 2004, in the amount of $16,918,000

10.8.20(7)       Trust Indenture, Fourth Supplement to Special Provisions

10.8.21(7)       Trust Indenture, Fourth Supplement to Special Provisions

10.8.22 Third Amendment to Amended and Restated Title XI Reserve Fund and Financial Agreement dated as of December 1, 2004 by and between Trailer Bridge, Inc. and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.

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

10.28.1(10)      Indenture dated as of December 1, 2004 between Trailer Bridge,
                 Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.2(10)      Form of 9 1 / 4 % Senior Secured Note due 2011 (incorporated by reference to Exhibit A to Exhibit 10.28.1 hereof).

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

31.2(11) Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1(11) Certification of Trailer Bridge, Inc.'s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2003)

99.1(9) Shares Acq1uisition Agreement dated as of July 23, 2004 by and between the Estate of Malcom P. McLean, Kadampanttu Corp., and Trailer Bridge, Inc.


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

(6) Incorporated by reference to the indicated exhibit to the Company's Form 10-K for the year ended December 31, 2004.

(7) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended June 30, 2004.

(8) Incorporated by reference to the indicated exhibit to the Company's Form 10-Q for the quarter ended September 30, 2004.

(9) Incorporated by reference to the indicated exhibit to the Company's Form 8-K dated July 28, 2004.

(10) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 15, 2005.

(11)     Filed herewith.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this twenty-eight day of March 2006.

                                        TRAILER BRIDGE, INC.


                                        By:  /s/ John D. McCown
                                           -------------------------------------
                                            John D. McCown
                                            Chairman of the Board and
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     SIGNATURE                                      TITLE                                      DATE
     ---------                                      -----                                      ----

/s/ John D. McCown                Chairman of the Board and Chief Executive Officer        March 30, 2006
---------------------------       and Director (Principal Executive Officer)
John D. McCown


/s/ Mark A. Tanner                Vice President -- Administration and Chief Financial     March 30, 2006
---------------------------       Officer (Principal Financial and Accounting Officer)
Mark A. Tanner


                                  Director                                                 March 30, 2006
---------------------------
Nickel van Reesema



/s/ Allen L. Stevens              Director                                                 March 30, 2006
---------------------------
Allen L. Stevens


/s/ Peter Shaerf                  Director                                                 March 30, 2006
---------------------------
Peter Shaerf


___________________________       Director                                                 March 30, 2006
Malcom P. McLean, Jr.


___________________________       Director                                                 March 30, 2006
Greggory B. Mendenhall


/s/ Robert P. Burke               Director                                                 March 30, 2006
---------------------------
Robert P. Burke