Form 10-Q
period 2006-03-31
TRAILER BRIDGE INC
filed 2006-05-15
CIK 1039184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarter ended March 31, 2006

Commission file number 0-22837

TRAILER BRIDGE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE		13-3617986
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation or organization)
10405 New Berlin Road E
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

YES   [X]      NO   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer   __   Accelerated Filer   __   Non-accelerated filer   X.

Indicate by check mark whether the registrant is shell company ( as defined in Rule 12b-2 of the Act.)   Yes    No   X.

As of March 31, 2006, 11,780,519 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

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

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company’s audited financial statements for the three years ended December 31, 2005 that appear in the Company’s Annual Report on Form 10-K.

Condensed Statements of Operations for the Three Months ended
March 31, 2006 and 2005 (unaudited)	Page 3
Condensed Balance Sheets as of March 31, 2006
and December 31, 2005 (unaudited)	Page 4
Condensed Statements of Cash Flows for the Three
Months Ended March 31, 2006 and 2005 (unaudited)	Page 5
Notes to Condensed Financial Statements	Page 6

TRAILER BRIDGE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING REVENUES	$25,275,197	$24,365,534
OPERATING EXPENSES:
Salaries, wages, and benefits	3,690,611	4,090,576
Rent and purchased transportation:
Other	5,771,995	5,197,343
Fuel	3,442,653	2,951,613
Operating and maintenance (exclusive of depreciation & dry-docking
shown separately below)	5,414,569	5,559,208
Dry-Docking	3,121,962	257,520
Taxes and licenses	81,184	123,052
Insurance and claims	817,487	670,592
Communications and utilities	116,747	144,939
Depreciation and amortization	1,319,831	1,028,392
(Gain) loss on sale of assets	22,732	(16,166)
Other operating expenses	984,588	828,674

	24,784,359	20,835,743

OPERATING INCOME	490,838	3,529,791
NONOPERATING EXPENSE:
Interest expense	(2,442,074)	(2,577,477)
Interest income	135,155	22,255

(LOSS) INCOME BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(1,816,081)	974,569
(PROVISION) BENEFIT FOR INCOME TAXES	(8,010)	1,232

NET (LOSS) INCOME	$(1,824,091)	$975,801

PER SHARE AMOUNTS:
NET (LOSS) INCOME PER SHARE BASIC	$(0.15)	$0.08

NET (LOSS) INCOME PER SHARE DILUTED	$(0.15)	$0.08

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	11,779,259	11,763,241

SHARES OUTSTANDING DILUTED	11,779,259	12,280,725

See accompanying summary of notes to condensed financial statements

TRAILER BRIDGE, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$14,161,739	$11,389,259
Trade receivables, less allowance for doubtful
accounts of $691,836 and $606,717	13,987,359	15,184,182
Other receivables	7,978	7,611
Prepaid expenses	949,779	1,685,498

Total current assets	29,106,855	28,266,550
Property and equipment, net	81,870,063	82,679,679
Other assets	8,165,425	8,283,673

TOTAL ASSETS	$119,142,343	$119,229,902

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current Liabilities:
Accounts payable	$6,218,157	$6,191,360
Accrued liabilities	6,206,205	3,866,607
Unearned revenue	857,056	759,023
Current portion of long-term debt	1,208,902	1,208,902
Current portion of due to affiliates	857,850	813,289

Total current liabilities	15,348,170	12,839,181
Due to affiliates	678,359	893,757
Long-term debt, less current portion	104,110,392	104,714,843

TOTAL LIABILITIES	120,136,921	118,447,781

Commitments and Contingencies
Stockholders' Equity (Capital Deficit):
Preferred stock Series $.01 par value, 1,000,000, shares authorized;
no shares issued or outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares
authorized; 11,780,519 and 11,775,652 shares issued and
outstanding	117,805	117,757
Additional paid-in capital	52,226,130	52,178,786
Deficit	(53,338,513)	(51,514,422)

TOTAL (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY	(994,578)	782,121

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)	$119,142,343	$119,229,902

See accompanying summary of notes to financial statements

TRAILER BRIDGE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	March 31, 2006	March 31, 2005
Operating activities:
Net (loss) income	$(1,824,091)	$975,801
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,524,203	1,028,392
Non-cash stock compensation expense	33,492	--
Provision for doubtful accounts	380,308	118,400
(Gain)loss on sale of fixed assets	22,732	(8,383)
Decrease (increase) in:
Trade receivables	816,518	1,748,501
Other receivables	(367)	(5,259)
Prepaid expenses	735,719	1,065,633
Increase (decrease) in:
Accounts payable	26,797	(1,188,531)
Accrued liabilities	2,339,596	1,214,609
Unearned revenue	98,033	(744,904)

Net cash provided by operating activities	4,152,940	4,204,259

Investing activities:
Purchases of property and equipment	(555,348)	(312,448)
Proceeds from sale of property and equipment	29,850	84,800
Additions to other assets	(93,359)	28,489

Net cash (used in) provided by investing activities	(618,857)	(199,159)

Financing activities:
Proceeds from (payments) on borrowing from affiliate	(170,836)	(160,571)
Exercise of stock options	13,900	4,267
Principal (payments) on notes payable	(604,451)	(604,451)
Loan costs	(216)	(96,594)

Net cash used in financing activities	(761,603)	(857,349)

Net increase in cash and cash equivalents	2,772,480	3,147,751
Cash and cash equivalents, beginning of the period	11,389,259	6,195,580

Cash and cash equivalents, end of period	$14,161,739	$9,343,331

Supplemental cashflow information and non-cash investing
and financing activities:
Cash paid for interest	$757,354	$917,837

See accompanying summary of notes to condensed financial statements

TRAILER BRIDGE, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s audited financial statements for the three years ended December 31, 2005 that appear in the Form 10-K.

2.     STOCK BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2005), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued. As a result of the adoption of this accounting pronouncement on January 1, 2006, the Company recorded approximately $33,000 of compensation cost relating to unvested options issued in 2002 during the three months ended March 31, 2006. These costs are recorded in salaries, wages and benefits in the Condensed Statement of Operations..

Prior to adoption of SFAS No. 123-R on January 1, 2006, the Company had elected to continue to account for its employee stock compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the above disclosure requirement, the following table provides a reconciliation for the three months ended March 31, 2005 is presented that adds back to the reported net income the recorded expense under APB 25, net of related income tax effects, deducts the total fair value expense under SFAS 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

Three Months Ended March 31,
2005
Net income attributable to common shares	$975,801
Total stock-based employee compensation cost included in the
determination of net income, net of related tax effects	--
Total stock-based employee compensation
cost determined under fair value method
for all awards, net of related tax effects	(56,752)

$919,049

Income per common share:
Basic, as reported	$0.08
Diluted, as reported	$0.08
Basic, pro forma	$0.08
Diluted, pro forma	$0.07

During the three months ended March 31, 2006 4,867 options were exercised. There were no options issued during the three months ended March 31, 2006.

Earnings per share – options to purchase 1,257,776 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during the three-month period ended March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight by water to and from Puerto Rico from the continental United States through its terminal facility in Jacksonville, Florida. The Company also generates revenue from the movement of freight within the continental United States by truck when such movement complements its core business of moving freight to and from Puerto Rico. The Company’s operating expenses consist of the cost of the equipment, labor, facilities, fuel and administrative support necessary to move freight to and from Puerto Rico and within the continental United States.

The Company believes that in addition to the GAAP based financial information provided below, which reflects the Company’s operating results based on the Company’s election to account for its dry-docking cost using the expense-as-incurred method, the operating results should also be adjusted to show the effect of utilizing the defer-and-amortize method of accounting so as not to distort the results of the periods in question due to a material expense that occurs once every five years. Due to its historical use of the expense-as-incurred method, the Company is not permitted to change to the standard used by its competitors. However, the Company believes this is a meaningful disclosure because: (i) During accounting periods where multiple dry-dockings are performed, operating results are distorted and not comparable to prior periods or to industry peers and Management and the Company’s Board of Directors believe providing this measure to Shareholders will assist them in making meaningful industry comparisons. (ii) Both of the Company’s RORO vessels will undergo a regulatory dry-docking in the first half of 2006, which will not be required again until 2011, the dry-docking costs related to the RORO vessels that have three decks, each 736’ long are significantly more than the costs of dry-docking the TBC vessels that have a single deck that is 400’ long which in addition to costing less are also spread out more evenly over their respective five-year recertification periods. (iii)The defer-and-amortize method of accounting for dry-docking cost is the predominant method used by the Company’s industry peer group. (iv) The Company’s board of directors and management team evaluates the Company’s operating performance compared to the industry peer group.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

During the first quarter of 2006, the Company had one of its RORO vessels in dry-dock. The Company replaced the RORO vessel with one its TBC vessels during the period. A RORO vessel offers more flexible capacity and has significant advantages in terms of loading and unloading cargo that is not containerized.

The following table sets forth the indicated items as a percentage of net revenues for three months ended March 31, 2006 and 2005:

Operating Statement — Margin Analysis
(% of Operating Revenues)

	Three Months Ended March 31,
	2006		2005
Operating Revenues	100%		100%
Salaries, wages, and benefits	14.6		16.8
Rent and purchased transportation:
Other	22.8		21.3
Fuel	13.6		12.1
Operating and maintenance (exclusive of	21.4		22.8
depreciation shown separately below)
Dry-docking	12.4		1.1
Taxes and licenses	0.3		0.5
Insurance and claims	3.2		2.8
Communications and utilities	0.5		0.6
Depreciation and amortization	5.2		4.2
(Gain) Loss on sale of equipment	0.1		(0.1)
Other operating expenses	4.0		3.4

Total Operating Expenses	98.1		85.5
Operating income	1.9		14.5
Net interest expense	(9.1)		(10.5)
(Provision) Benefit for income taxes	(0.0)		--

Net (loss) income	(7	.2)%	4.0%

The Company’s operating ratio, accounting for its dry-docking cost using the expense-as-incurred method, rather than the defer and amortize method, deteriorated from 85.5% during the three months ended March 31, 2005 to 98.1% during the three months ended March 31, 2006. The Company’s operating ratio using the defer and amortize method resulted in a slight deterioration from 84.9% during the three months ended March 31, 2005 to 86.0% during the three months ended March 31, 2006.

The table below is presented accounting for dry-docking costs via the defer and amortize method using a 5 year amortization period while the Company accounts for dry-docking costs using the expense-as-incurred method.

Operating Statement As Adjusted — Margin Analysis
(% of Operating Revenues)

	Three Months Ended March 31,
	2006	2005
Operating Revenues	100%	100%
Salaries, wages, and benefits	14.6	16.8
Rent and purchased transportation:
Other	22.8	21.3
Fuel	13.6	12.1
Operating and maintenance (exclusive of depreciation shown
separately below)	21.4	22.8
Dry-docking	--	--
Dry-docking amortization	0.3	0.4
Taxes and licenses	0.3	0.5
Insurance and claims	3.2	2.8
Communications and utilities	0.5	0.6
Depreciation and amortization	5.2	4.2
(Gain) Loss on sale of equipment	0.1	(0.1)
Other operating expenses	3.9	3.4

Total Operating Expenses, as adjusted	86.0	84.9
Operating income, as adjusted	14.0	15.1
Net interest expense	(9.1)	(10.5)
(Provision) Benefit for income taxes	(0.0)	--

Net income, as adjusted	4.8%	4.6%

Reconciling Item to Presented Financial Statement
Dry-docking as recorded	(12.4)	(1.1)
Dry-docking as adjusted for the defer-and-amortize method	0.3	0.4

Difference	(12.1)	(0.7)
Net (loss) Income	(7.2)%	4.0%

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue by sailing route and freight carried:

Volume & Revenue Changes 2006 compared to 2005

	Overall		Southbound		Northbound
Volume Percent Change:
Core container & trailer	-3.8%		-6.8%		7.3%
Auto and other cargos	-16.	4%	-17.	6%	6.6%
SOLs	-15.	1%	-31.	9%	333.3%
Revenue Change ($millions):
Core container & trailer	$0.1		$(0.	1)	$0.3
Auto and other cargos	(0.5)		(0.5)		0.0
SOLs	(0.2)		(0.2)		0.0
Other Revenues	1.5
Total Revenue Change	$0.9

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 87.9% for the first three months ended March 31, 2006 compared to 92.2% for the three months ended March 31, 2005, primarily due to softened overall market conditions and the loss of one account. Trade data published by PIERS (Port Import Export Reporting Service) a division of “The Journal of Commerce” for January and February indicates the southeast trailer/container market volume decreased 5.3% and the southeast Used Auto market volume decreased 54.1% during this same period.  The dry docking of one RO/RO vessel has also resulted in the temporary loss of some trailer/SOL RO/RO cargos that were unable to wait for our every other week RO/RO sailing. This volume is expected to return when our scheduled dry dockings are complete during 2006.

Revenue for the three months ended March 31, 2006 was $25.3 million, compared to $24.4 million for the three months ended March 31, 2005. The increase in revenue was primarily due to increased freight rates and increased accessorial charges. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $3.8 million during the three months ended March 31, 2006 compared to $2.1 million in the three months ended March 31, 2005. This increase in the fuel surcharges results from increases in bunker fuel costs incurred. The Company’s demurrage is included in the Company’s revenues and amounted to $0.5 million during the three months ended March 31, 2006 compared to $0.6 million in the three months ended March 31, 2005. Demurrage is a charge assessed for failure to return empty freight equipment on time. This decrease in demurrage relates to customers returning the containers on a more-timely basis. The Company’s charterhire is included in the Company’s revenues and amounted to $0.1 million during the three months ended March 31, 2006 compared to $0.5 millions charterhire in the three months ended March 31, 2005. Charterhire is rental revenue for vessels not in use in liner service.

Operating Expenses

Salaries, wages and benefits decreased by $0.4 million or 9.8% due primarily to decreases in incentive based compensation. Purchased transportation other increased $.6 million or 11.1% due to an increased use of and increased rates for third party over-the-road transportation. Fuel increased by $.5 million or 16.6% due to increases in crude oil prices on the world market during the period. Operating and Maintenance expenses decreased by $.1 million or 2.6%, primarily due to lower maintenance costs. Dry-docking expense increased by $2.9 million due to the scheduled regulatory Dry-docking of on of the two RORO vessels during the current period. In 2005, a smaller TBC was in Dry-dock for its scheduled regulatory inspection. Insurance and claims increased by $.1 million or 21.9% due to insurance related credits received in 2005, no such credits were received in 2006. Depreciation and amortization expense increased by $.3 million or 28.3%, primarily due to the upgrade of the Company’s tractor fleet. The Company’s operating ratio accounting for its dry-docking cost using the expense-as-incurred method deteriorated from 85.5% during the three months ended March 31, 2005 to 98.1% during the three months ended March 31, 2006. The Company’s operating ratio, as adjusted, deteriorated slightly from 84.9% during the three months ended March 31, 2005 to 86.0% during the three months ended March 31, 2006.

As a result of the factors described above, the Company reported a net loss of $1.8 million or $.15 per share for the three months ended March 31, 2006 compared to net income of $1.0 or $.08 per share million in the same period in 2005. The Company would have reported a net income of $1.2 million or $.10 per share for the three months ended March 31, 2006 compared to net income of $1.1 million or $.10 per share in the same period in 2005 accounting for its dry-docking cost under the defer and amortize method.

The Company believes that in addition to the GAAP based financial information provided below, which reflects the Company’s operating results based on the Company’s election to account for its dry-docking cost using the expense-as-incurred method, the operating results should also be adjusted utilizing the defer-and-amortize method of accounting so as not to distort the results of the periods in question due to an expense that occurs once every five years. Due to its historical use of the preferable expense-as-incurred method, the Company is not permitted to change to a less preferable method even though it is predominately used by its competitors. However, the Company believes this is a meaningful disclosure because: (i) During accounting periods where multiple dry-dockings are performed, operating results are distorted and not comparable to prior periods or to industry peers and Management and the Company’s Board of Directors believe providing this measure to Shareholders will assist them in making meaningful industry comparisons. (ii) Both of the Company’s RORO vessels will undergo a regulatory dry-docking in the first half of 2006, which will not be required again until 2011, the dry-docking cost related to the RORO vessels that have three decks, each 736’ long are significantly more than the cost of dry-docking the TBC vessels that have a single deck that is 400’ long, which in addition to costing less, are also incurred more evenly over their respective five-year recertification periods (iii)The defer-and-amortize method of accounting for dry-docking cost is the predominant method used by the Company’s industry peer group, (iv) The Company’s board of directors and management team evaluates the Company’s operating performance compared to the industry peer group. A table including the Company’s operating results adjusted basis utilizing the defer-and-amortize method to account for dry-docking cost using a 5-year straight line amortization period is included below:

	Three Months Ended March 31,
	2006	2005
Operating income, expense-as-incurred method, as reported	$490,838	$3,529,791
add back: dry docking - expense-as-incurred method	3,121,962	257,520
subtract: dry docking - defer and amortize method	(75,588)	(105,013)

Operating income, defer and amortize method, as adjusted	$3,537,212	$3,682,298

Operating ratio, expense-as-incurred method	98.1%	85.5%
Operating ratio, defer and amortize method	86.0%	84.9%
Net (loss) income, expense-as-incurred mehtod, as reported	$(1,824,091)	$975,801
add back: dry docking - expense-as-incurred method	3,121,962	257,520
subtract: dry docking - defer and amortize method	(75,588)	(105,013)

Net income, defer and amortize method, as adjusted	$1,222,283	$1,128,308

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $4.2 million in the first three months of 2006 compared to a similar amount in the first three months of 2005. Net cash used by investing activities was $.6 million in the first three months of 2006 compared net cash used in investing activities of $.2 million in 2005. The change is due primarily to increased payments made for improvements to revenue equipment. Net cash used in financing activities was $.8 million in the first three months of 2006 compared to net cash used in financing activities of $.9 million in 2005 primarily the result of a decrease in the amount of loan costs incurred during the period. At March 31, 2006, cash amounted to approximately $14.2 million, working capital was a positive $13.8 million, and the capital deficit was $1.0 million.

The Company existing revolving credit facility is subject to a borrowing base formula (approximately $8.0 million at March 31, 2006) based on a percentage of eligible accounts receivable. At March 31, 2006 there were no advances drawn on this credit facility.

The Company will complete the regulatory Dry-docking of its two RORO barges in 2006, this process began in January 2006 and is expected to be completed by June 30, 2006. In addition to the $3.1 million of Dry-docking expense incurred to date, the remaining Dry-docking expense is estimated to range between $6.0 and $7.0 million.

As of March 31, 2006, $1.5 million of related party debt is outstanding. This debt arose from deferred charterhire payments to K Corp., has an interest rate of 8.03% and is payable in 36 equal monthly installments through January 2008. The receivable is held by beneficiaries of the Estate of Malcom P. McLean. The Company’s principal payments during the period totaled $.2 million.

The Title XI debt provides for certain financial tests, that if not met, restrict the Company from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary”). As of March 31, 2006, the Company did not met these financial tests and was therefore, restricted from performing certain financial activities without the Secretary’s consent. During the period the Company did not perform any prohibited activities and no consent of the Secretary was sought. In the past the Company has sought and received the permission of the Secretary as needed. While these financial tests remain unmet, the Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended March 31, 2006, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Market Risk Disclosures

The Company believes that there have been no significant changes to its Market Risk Disclosures during the three months ended March 31, 2006, as compared to those the Company disclosed in Item 1A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2005

FORWARD-LOOKING STATEMENTS

This contains statements that may be considered as forward-looking or predictions concerning future operations including predictions regarding future volumes. Such statements are based on management’s belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company’s control and could have a material impact on future operating results are risk of economic recessions, severe weather conditions, changes in the price of fuel, changes in demand for transportation services offered by the Company, changes in services offered by the Company’s competitors, risks of transportation generally and changes in rate levels for transportation services offered by the Company.

Item 4. Controls And Procedures

(a)     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Trailer Bridge, Inc.‘s disclosure controls and procedures are effective.

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

TRAILER BRIDGE, INC.

Date: May 15, 2006	By: /s/ John D. McCown
John D. McCown
Chairman and Chief Executive Officer

Date: May 15, 2006	By: /s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration
and Chief Financial Officer