Form 10-Q
period 2006-06-30
TRAILER BRIDGE INC
filed 2006-08-14
CIK 1039184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarter ended June 30, 2006

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

As of July 31, 2006, 11,782,095 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

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

Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 particularly in light of the expense related to the regulatory dry-docking that occurred in the period and the associated schedule disruption and volume shortfall. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company’s audited financial statements for the three years ended December 31, 2005 that appear in the Company’s Annual Report on Form 10-K.

Condensed Statements of Operations for the Three and Six Months ended
June 30, 2006 and 2005 (unaudited)	Page 3
Condensed Balance Sheets as of June 30, 2006
and December 31, 2005 (unaudited)	Page 4
Condensed Statements of Cash Flows for the Six
Months Ended June 30, 2006 and 2005 (unaudited)	Page 5
Notes to Condensed Financial Statements	Page 6

TRAILER BRIDGE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES	24,951,182	27,179,734	50,226,379	51,545,268
OPERATING EXPENSES:
Salaries, wages, and benefits	3,653,911	4,114,311	7,344,522	8,204,888
Rent and purchased transportation	5,881,803	5,392,507	11,653,798	10,589,850
Fuel	3,630,533	3,140,471	7,073,186	6,092,085
Operating and maintenance (excluding depreciation below)	5,407,744	5,920,625	10,822,313	11,479,832
Dry-Docking	9,270,595	--	12,392,557	257,520
Taxes and licenses	125,870	123,397	207,054	246,449
Insurance and claims	912,672	913,689	1,730,159	1,584,281
Communications and utilities	136,648	114,679	253,395	259,619
Depreciation and amortization	1,320,590	1,038,221	2,640,421	2,066,613
(Gain) Loss on sale of assets	23,347	301,012	46,079	284,846
Other operating expenses	1,119,356	1,025,756	2,103,944	1,854,427

	31,483,069	22,084,668	56,267,428	42,920,410

OPERATING (LOSS) INCOME	(6,531,887)	5,095,066	(6,041,049)	8,624,858
NONOPERATING EXPENSE:
Interest expense	(2,584,444)	(2,646,112)	(5,026,518)	(5,223,589)
Interest income	121,356	61,248	256,511	83,503

(LOSS) INCOME BEFORE BENEFIT (PROVISION) FOR
INCOME TAXES	(8,994,975)	2,510,202	(10,811,056)	3,484,772
BENEFIT FOR INCOME TAXES	118	90	(7,892)	1,322

NET (LOSS) INCOME ATTRIBUTABLE TO	$(8,994,857)	$2,510,292	$(10,818,948)	$3,486,094
COMMON SHARES

PER SHARE AMOUNTS:
NET (LOSS) INCOME PER SHARE BASIC	$(0.76)	$0.21	$(0.92)	$0.30

NET (LOSS) INCOME PER SHARE DILUTED	$(0.76)	$0.20	$(0.92)	$0.28

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	11,780,630	11,766,789	11,779,944	11,765,015

SHARES OUTSTANDING DILUTED	11,780,630	12,295,610	11,779,944	12,323,067

See accompanying summary of accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$7,869,421	$11,389,259
Trade receivables, less allowance for doubtful
accounts of $850,131 and $606,717	13,265,483	15,184,182
Other receivables	6,990	7,611
Prepaid expenses	1,304,654	1,685,498

Total current assets	22,446,548	28,266,550
Property and equipment, net	80,779,927	82,679,679
Other assets	7,993,614	8,283,673

TOTAL ASSETS	$111,220,089	$119,229,902

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current Liabilities:
Accounts payable	$4,908,667	$6,191,360
Accrued liabilities	8,774,331	3,866,607
Unearned revenue	868,013	759,023
Current portion of long-term debt	1,208,902	1,208,902
Current portion of due to affiliates	846,869	813,289

Total current liabilities	16,606,782	12,839,181
Due to affiliates	458,557	893,757
Long-term debt, less current portion	104,110,392	104,714,843

TOTAL LIABILITIES	121,175,731	118,447,781

Commitments and Contingencies
Stockholders' Equity (Capital Deficit):
Preferred stock Series $.01 par value, 1,000,000, shares authorized;
no shares issued or outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares
authorized; 11,780,685 and 11,775,652 shares issued and
outstanding	117,807	117,757
Additional paid-in capital	52,259,921	52,178,786
Deficit	(62,333,370)	(51,514,422)

TOTAL (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY	(9,955,642)	782,121

TOTAL LIABILITIES AND (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY	$111,220,089	$119,229,902

See accompanying summary of notes to financial statements

TRAILER BRIDGE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended
	June 30, 2006	June 30, 2005
Operating activities:
Net (loss) income	$(10,818,948)	$3,486,094
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,049,468	2,066,613
Non-cash stock compensation expense	66,811	--
Provision for doubtful accounts	653,190	35,900
(Gain)loss on sale of fixed assets	46,079	284,846
Decrease (increase) in:
Trade receivables	1,265,509	2,237,619
Other receivables	621	(3,203)
Prepaid expenses	380,844	571,546
Increase (decrease) in:
Accounts payable	(1,282,692)	(822,409)
Accrued liabilities	4,907,723	1,016,885
Unearned revenue	108,990	(538,203)

Net cash (used in) provided by operating activities	(1,622,405)	8,335,688

Investing activities:
Purchases of property and equipment	(904,225)	(868,493)
Proceeds from sale of property and equipment	126,650	192,933
Additions to other assets	(127,946)	(635,763)

Net cash used in investing activities	(905,521)	(1,311,323)

Financing activities:
Payments on borrowing from affiliate	(401,619)	(370,617)
Exercise of stock options	14,374	14,430
Payments on notes payable	(604,451)	(604,451)
Loan costs	(216)	(364,885)

Net cash used in financing activities	(991,912)	(1,325,523)

Net (decrease) increase in cash and cash equivalents	(3,519,838)	5,698,842
Cash and cash equivalents, beginning of the period	11,389,259	6,195,580

Cash and cash equivalents, end of period	$7,869,421	$11,894,422

Supplemental cashflow information and non-cash investing
and financing activities:
Cash paid for interest	$4,743,277	$4,769,960

See accompanying summary of accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Particularly in light of the expense related to the regulatory dry-docking that occurred in the period and the associated schedule disruption and volume shortfall, management does not believe that the results of operations for the interim period are indicative of the results to be expected for the year ending December 31, 2006. For further information, refer to the Company’s audited financial statements for the three years ended December 31, 2005 that appear in the Form 10-K. Certain amounts have been reclassified to conform with the current period’s presentation.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after 15 December 2006. The company is evaluating the effect this Interpretation will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” These Statements are not expected to have a material effect on the company’s financial statements.

3.     STOCK BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2005), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued. As a result of the adoption on January 1, 2006 of this accounting pronouncement, during the period ended June 30, 2006 the Company recorded approximately $33,319 in the second quarter and $66,811 year to date of compensation cost relating to options issued in 2002. These costs are recorded in salaries, wages and benefits in the Condensed Statement of Operations.

Prior to adoption of SFAS No. 123(R) on January 1, 2006, the Company had elected to continue to account for its employee stock compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the above disclosure requirement, the following table provides a reconciliation for the three and six months ended June 30, 2005. The table adds back to the reported net income the recorded expense under APB 25, net of related income tax effects if any, deducts the total fair value expense under SFAS 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income attributable to common shares	$2,510,292	$3,486,094
Total stock-based employee compensation cost included in the determination of net income, net of related tax effects
Total stock-based employee compensation
cost determined under fair value method
for all awards, net of related tax effects	(58,381)	(115,133)

	$2,451,911	$3,370,961
Income per common share:
Basic, as reported	$0.21	$0.30
Diluted, as reported	$0.20	$0.28
Basic, pro forma	$0.21	$0.29
Diluted, pro forma	$0.20	$0.27

During the six months ended June 30, 2006, 5,033 options were exercised. There were no options granted during the three months ended June 30, 2006.

Earnings per share – options to purchase 1,257,314 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during the three and six-month periods ended June 30, 2006.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight by water to and from Puerto Rico and the continental United States through its terminal facility in Jacksonville, Florida. The Company also generates revenue from the movement of freight within the continental United States by truck when such movement complements its core business of moving freight to and from Puerto Rico. The Company’s operating expenses consist of the cost of the equipment, labor, facilities, fuel and administrative support necessary to move freight to and from Puerto Rico and within the continental United States.

The Company believes that in addition to the GAAP based financial information provided below, which reflects the Company’s operating results based on the Company’s election to account for its dry-docking cost using the expense-as-incurred method, the operating results should also be adjusted to show the effect of utilizing the defer-and-amortize method of accounting so as not to distort the results of the periods in question due to a material expense that occurs once every five years. Due to its historical use of the expense-as-incurred method, the Company is not permitted to change to the predominant method used by its competitors. However, the Company believes this is a meaningful disclosure because: (i) During accounting periods where multiple dry-dockings are performed, operating results are distorted and not comparable to prior periods or to industry peers, and management and the Company’s board of directors believe providing this measure to Shareholders will assist them in making meaningful industry comparisons. (ii) Both of the Company’s RORO vessels underwent a regulatory dry-docking in the first half of 2006, and therefore will not need to do so again until 2011. Note that the dry-docking costs related to the RORO vessels that have three decks, each 736’ long are significantly more than the costs of dry-docking the TBC vessels that have a single deck that is 400’ long and were built more recently then the RORO vessels. (iii)The defer-and-amortize method of accounting for dry-docking cost is the predominant method used by the Company’s industry peer group. (iv)The Company’s board of directors and management team evaluates the Company’s operating performance compared to the industry peer group.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

During the second quarter of 2006, the Company had one of its RORO vessels out of service related to the regulatory dry-docking. The Company replaced the RORO vessel with one its TBC vessels during the period. A RORO vessel offers 44% more total capacity compared to a TBC vessel and such capacity is more flexible and has significant advantages in terms of loading and unloading cargo that is not containerized.

The following table sets forth the indicated items as a percentage of net revenues for three months ended June 30, 2006 and 2005:

Operating Statement — Margin Analysis
(% of Operating Revenues)

	Three Months Ended June 30,
	2006	2005
Operating Revenues	100.0%	100.0%
Salaries, wages, and benefits	14.6	15.1
Rent and purchased transportation	23.6	19.8
Fuel	14.6	11.6
Operating and maintenance (excluduing depreciation below)	21.7	21.8
Dry-docking	37.2	--
Taxes and licenses	0.5	0.5
Insurance and claims	3.7	3.4
Communications and utilities	0.5	0.4
Depreciation and amortization	5.3	3.8
(Gain) Loss on sale of equipment	0.1	1.1
Other operating expenses	4.4	3.8

Total Operating Expenses	126.2	81.3
Operating income	(26.2)	18.7
Net interest expense	(9.8)	(9.5)
(Provision) Benefit for income taxes	0.0	0.0

Net (loss) income	-36.0%	9.2%

The Company’s operating ratio, accounting for its dry-docking cost using the expense-as-incurred method rather than the defer-and-amortize method, deteriorated from 81.3% during the three months ended June 30, 2005 to 126.2% during the three months ended June 30, 2006. The Company’s operating ratio using the defer-and-amortize method resulted in a deterioration from 81.7% during the three months ended June 30, 2005 to 90.3% during the three months ended June 30, 2006.

The table below presents accounting for dry-docking costs using the defer–and-amortize method, which is the predominant method used by the Company’s peers, using a 5 year amortization period, consistent with the time between regulatory dry-docking requirments.

Operating Statement, As Adjusted — Margin Analysis
(% of Operating Revenues)

	Three Months Ended June 30,
	2006	2005
Operating Revenues	100.0%	100.0%
Salaries, wages, and benefits	14.6	15.1
Rent and purchased transportation	23.6	19.8
Fuel	14.6	11.6
Operating and maintenance (excluding depreciation below)	21.7	21.8
Dry-docking	--	--
Dry-docking amortization	1.3	0.4
Taxes and licenses	0.5	0.5
Insurance and claims	3.7	3.4
Communications and utilities	0.5	0.4
Depreciation and amortization	5.3	3.8
(Gain) Loss on sale of equipment	0.1	1.1
Other operating expenses	4.4	3.8

Total Operating Expenses	90.3	81.7
Operating income	9.7	18.3
Net interest expense	(9.9)	(9.5)
(Provision) Benefit for income taxes	0.0	0.0

Net income, as adjusted	-0.2%	8.8%

Reconciling Operating Statement to Operating Statement, as adjusted
Dry-docking as recorded	(37.2)	--
Dry-docking as adjusted for the defer-and-amortize method	1.3	0.4

Difference	(35.7)	0.4
Net Income % as reflected in the Operating Statement - Margin Analysis	(36.0%)	9.2%

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue by sailing route and freight carried:

      Volume & Revenue Changes in the second quarter of 2006 compared to 2005

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	-13.8%	-15.4%	-9.1%
Auto and other cargos	-40.6%	-42.5%	-8.4%
SOLs (Shipper Owned Equipment Loads)	20.0%	8.9%	118.4%
Revenue Change ($millions):
Core container & trailer	$(1.8)	$(1.8)	$0.0
Auto and other cargos	(1.5)	(1.5)	0.0
SOLs (Shipper Owned Equipment Loads)	0.1	0.1	0.0
Other Revenues	1.0

Total Revenue Change	$(2.2)

The substitution of the smaller TBC vessel resulted in less overall capacity during the quarter.  The dry docking of one RORO vessel has also resulted in the temporary loss of some trailer/SOL RORO cargos that were unable to wait for our every other week RORO sailing. This volume is expected to return when our scheduled dry dockings are complete during the third quarter of 2006.  Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 82.9% for the three months ended June 30, 2006 compared to 91.0% for the three months ended June 30, 2005. The lower utilization was primarily due to the substitution of a TBC vessel for a RORO vessel for the entire quarter, the loss of one account and softened overall market conditions primarily related to Puerto Rico government fiscal difficulties.

Revenue for the three months ended June 30, 2006 was $25.0 million, compared to $27.2 million for the three months ended June 30, 2005. The decrease in revenue was primarily due to a decrease in southbound container volume. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $4.0 million during the three months ended June 30, 2006 compared to $2.6 million in the three months ended June 30, 2005. This increase in the fuel surcharges results from increases in fuel costs. The Company’s charterhire is included in the Company’s revenues and amounted to $0.4 million during the three months ended June 30, 2006 compared to $0.4 million charterhire in the three months ended June 30, 2005. Charterhire is rental revenue for vessels not in use in liner service.

Operating Expenses

Salaries, wages and benefits decreased by $0.5 million or 11.2% due primarily to decreases in incentive based compensation. Purchased transportation other increased $0.5 million or 9.1% due to an increased use of and increased rates for third party over-the-road transportation, including fuel surcharges. Fuel increased by $0.5 million or 15.6% due to increases in fuel prices during the period. Operating and maintenance expenses decreased by $0.5 million or 8.7%, primarily due to lower inland transportation equipment maintenance costs. Dry-docking expense increased by $9.3 million due to the completion of dry-docking of the first RORO vessel, the complete dry-docking of the second RORO vessel and the dry-docking of one TBC vessel during the current period. Depreciation and amortization expense increased by $0.3 million or 27.2%, primarily due to the upgrade of the Company’s tractor fleet. Other Operating Expenses increased by $0.1 million or 9.1% due to an increase in the period expenses related to the Company allowance for doubtful accounts. The Company’s operating ratio, accounting for its dry-docking cost using the expense-as-incurred method, deteriorated from 81.3% during the three months ended June 30, 2005 to 126.2% during the three months ended June 30, 2006. The Company’s operating ratio, as adjusted to account for dry-docking using the defer-and-amortize method like its peers, deteriorated less dramatically from 81.7% during the three months ended June 30, 2005 to 90.3% during the three months ended June 30, 2006.

As a result of the factors described above, the Company reported a net loss of $9.0 million or $.76 per share for the three months ended June 30, 2006 compared to net income of $2.5 million or $.21 per share in the same period in 2005. The Company would have reported a net loss of $40,370 or $.00 per share for the three months ended June 30, 2006 compared to net income of $2.4 million or $.20 per share in the same period in 2005 accounting for its dry-docking cost under the defer-and-amortize method.

The Company believes that in addition to the GAAP based financial information provided below, which reflects the Company’s operating results based on the Company’s election to account for its dry-docking cost using the expense-as-incurred method, the operating results should also be adjusted utilizing the defer-and-amortize method of accounting so as not to distort the operating results due to an expense that occurs once every five years. As result of the Company’s use of the preferable expense-as-incurred method, the Company is not permitted to change to a less preferable method even though it is predominantly used by its competitors. However, the Company believes this is a meaningful disclosure because: (i) During accounting periods where multiple dry-dockings are performed, operating results are distorted and are not comparable to prior periods or to industry peers, and management and the Company’s board of directors believe providing this measure to Shareholders will assist them in making meaningful industry comparisons. (ii) Both of the Company’s RORO vessels underwent regulatory dry-dockings in the first half of 2006, and therefore dry-docking will not be required again until 2011. Note that the dry-docking cost related to the RORO vessels that have three decks, each 736’ long are significantly more than the cost of dry-docking the TBC vessels that have a single deck that is 400' long and are newer than the RORO vessels. (iii)The defer-and-amortize method of accounting for dry-docking cost is the predominant method used by the Company’s industry peer group, (iv) The Company’s board of directors and management team evaluates the Company’s operating performance compared to the industry peer group. A table including the Company’s operating results adjusted basis utilizing the defer-and-amortize method to account for dry-docking cost using a 5-year straight line amortization period beginning when the vessel resumes service is included below:

	Three Months Ended June 30,
	2006	2005
Operating income, expense-as-incurred method, as reported	$(6,531,887)	$5,095,066
add back: dry docking - expense-as-incurred method	9,270,595	--
subtract: dry docking - defer and amortize method	(316,108)	(109,305)

Operating income, defer and amortize method, as adjusted	$2,422,600	$4,985,761

Operating ratio, expense-as-incurred method	126.2%	81.3%
Operating ratio, defer and amortize method	90.3%	81.7%
Net (loss) income, expense-as-incurred method, as reported	$(8,994,857)	$2,510,292
add back: dry docking - expense-as-incurred method	9,270,595	--
subtract: dry docking - defer and amortize method	(316,108)	(109,305)

Net income, defer and amortize method, as adjusted	$(40,370)	$2,400,987

Earnings per shares basic, expense-as-incurred, as reported	$(0.76)	$0.21
add back: dry docking - expense-as-incurred method, per share	0.79	--
subtract: dry docking - defer and amortize, per share	(0.03)	(0.01)

Earnings per shares basic, defer and amortize, as adjusted	$(0.00)	$0.20

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

During the six months that ended June 30, 2006, the Company had one of its RORO vessels in dry-dock at all times. The Company replaced a RORO vessel with one its TBC vessels during the entire period. The substitution of the smaller TBC vessel resulted in less overall capacity during the six months ended June 30, 2006. A RORO vessel offers 44% more total capacity compared to a TBC vessel and that capacity is more flexible and has significant advantages in terms of loading and unloading cargo that is not containerized.

The following table sets forth the indicated items as a percentage of net revenues for six months ended June 30, 2006 and 2005:

Operating Statement — Margin Analysis(%
of Operating Revenues)

	Six Months Ended June 30,
	2006	2005
Operating Revenues	100.0%	100.0%
Salaries, wages, and benefits	14.6	15.9
Rent and purchased transportation	23.2	20.5
Fuel	14.1	11.8
Operating and maintenance (excluding depreciation below)	21.5	22.3
Dry-docking	24.7	0.5
Taxes and licenses	0.4	0.5
Insurance and claims	3.4	3.1
Communications and utilities	0.5	0.5
Depreciation and amortization	5.3	4.0
(Gain) Loss on sale of equipment	0.1	0.6
Other operating expenses	4.2	3.6

Total Operating Expenses	112.0	83.3
Operating income	(12.0)	16.7
Net interest expense	(9.5)	(9.9)
(Provision) Benefit for income taxes	(0.0)	0.0

Net (loss) income	-21.5%	6.8%

The Company’s operating ratio, accounting for its dry-docking cost using the expense-as-incurred method rather than the defer-and-amortize method, deteriorated from 83.3% during the six months ended June 30, 2005 to 112.0% during the six months ended June 30, 2006. The Company’s operating ratio using the defer-and-amortize method resulted in a less dramatic deterioration from 83.2% during the six months ended June 30, 2005 to 88.1% during the six months ended June 30, 2006.

The table below is presented accounting for dry-docking costs using the defer-and-amortize method, which is the predominant method used by the Company’s peers, using a 5 year amortization period, consistent with the time between regulatory dry-docking requirements.

Operating Statement, As Adjusted — Margin Analysis(%
of Operating Revenues)

	Six Months Ended June 30,
	2006	2005
Operating Revenues	100.0%	100.0%
Salaries, wages, and benefits	14.6	15.9
Rent and purchased transportation	23.2	20.5
Fuel	14.1	11.8
Operating and maintenance (excluding depreciation below)	21.5	22.3
Dry-docking	--	--
Dry-docking amortization	0.8	0.4
Taxes and licenses	0.4	0.5
Insurance and claims	3.4	3.1
Communications and utilities	0.5	0.5
Depreciation and amortization	5.3	4.0
(Gain) Loss on sale of equipment	0.1	0.6
Other operating expenses	4.2	3.6

Total Operating Expenses	88.1	83.2
Operating income	11.9	16.8
Net interest expense	(9.5)	(9.9)
(Provision) Benefit for income taxes	(0.0)	0.0

Net income, as adjusted	2.4%	6.8%

Reconciling Operating Statement to Operating Statement, as adjusted
Dry-docking as recorded	(24.7)	(0.5)
Dry-docking as adjusted for the defer-and-amortize method	0.8	0.4

Difference	(23.9)	(0.1)

Net Income % as reflected in the Operating Statement - Margin Analysis	(21.5%)	6.8%

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue by sailing route and freight carried:

      Volume & Revenue Changes in the first six months of 2006 compared to 2005

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	-9.0%	-11.1%	-2.0%
Auto and other cargos	-29.7%	-31.2%	-1.7%
SOLs (Shipper Owned Equipment Loads)	1.9%	-12.9%	187.5%
Revenue Change ($millions):
Core container & trailer	$(1.4)	$(1.7)	$0.3
Auto and other cargos	(2.0)	(2.0)	0.0
SOLs (Shipper Owned Equipment Loads)	(0.1)	(0.1)	0.0
Other Revenues	2.2

Total Revenue Change	$(1.3)

The substitution of the smaller TBC vessel resulted in less overall capacity during the period.  The dry docking of  the RORO vessels has also resulted in the temporary loss of some trailer/SOL RORO cargos that were unable to wait for our every other week RORO sailing. This volume is expected to return when our scheduled dry dockings are complete during the third quarter of 2006.  Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 85.4% for the six months ended June 30, 2006 compared to 91.6% for the six months ended June 30, 2005. The lower utilization is primarily due to substitution of a TBC vessel for a RORO vessel for the entire period, loss of one account and softened overall market conditions primarily related to Puerto Rico government fiscal difficulties.

Revenue for the six months ended June 30, 2006 was $50.2 million, compared to $51.5 million for the six months ended June 30, 2005. The decrease in revenue was primarily due to a decrease in southbound container volume. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $7.8 million during the six months ended June 30, 2006 compared to $4.8 million in the six months ended June 30, 2005. This increase in the fuel surcharges results from increases in fuel costs incurred. The Company’s charterhire is included in the Company’s revenues and amounted to $0.6 million during the six months ended June 30, 2006 compared to $0.9 millions charterhire in the six months ended June 30, 2005. Charterhire is rental revenue for vessels not in use in liner service.

Operating Expenses

Salaries, wages and benefits decreased by $0.9 million or 10.5% due primarily to decreases in incentive based compensation. Purchased transportation other increased $1.1 million or 10.0% due to an increased use of and increased rates for third party over-the-road transportation, including fuel surcharges. Fuel increased by $1.0 million or 16.1% due to increases in fuel prices during the period. Operating and maintenance expenses decreased by $0.7 million or 5.7%, primarily due to inland transportation equipment maintenance. Dry-docking expense increased by $12.1 million due to the scheduled regulatory dry-docking of one of the two RORO vessels and one TBC vessel during the current period. In 2005, a smaller TBC was in dry-dock for its scheduled regulatory inspection. Insurance and claims increased by $0.1 million or 9.2% due to insurance related credits received in 2005, no such credits were received in 2006. Depreciation and amortization expense increased by $0.6 million or 27.8%, primarily due to the upgrade of the Company’s tractor fleet. The Company’s operating ratio accounting for its dry-docking cost using the expense-as-incurred method deteriorated from 83.3% during the six months ended June 30, 2005 to 112.0% during the six months ended June 30, 2006. The Company’s operating ratio, as adjusted to account for dry-docking using the defer-and-amortize method like its peers, deteriorated from 83.2% during the six months ended June 30, 2005 to 88.1% during the six months ended June 30, 2006.

As a result of the factors described above, the Company reported a net loss of $10.8 million or $.92 per share for the six months ended June 30, 2006 compared to net income of $3.5 million or $.30 per share in the same period in 2005. The Company would have reported net income of $1.2 million or $.10 per share for the six months ended June 30, 2006 compared to net income of $3.5 million or $.30 per share in the same period in 2005 accounting for its dry-docking cost under the defer-and-amortize method.

The Company believes that in addition to the GAAP based financial information provided below, which reflects the Company’s operating results based on the Company’s election to account for its dry-docking cost using the expense-as-incurred method, the operating results should also be adjusted utilizing the defer-and-amortize method of accounting so as not to distort the results of the periods in question due to an expense that occurs once every five years. Due to its historical use of the preferable expense-as-incurred method, the Company is not permitted to change to a less preferable method even though it is predominantly used by its competitors. However, the Company believes this is a meaningful disclosure because: (i) During accounting periods where multiple dry-dockings are performed, operating results are distorted and not comparable to prior periods or to industry peers, and management and the Company’s board of directors believe providing this measure to Shareholders will assist them in making meaningful industry comparisons. (ii) Both of the Company’s RORO vessels underwent regulatory dry-dockings in the first half of 2006, which will not be required again until 2011. Note that the dry-docking cost related to the RORO vessels that have three decks, each 736' long are significantly more than the cost of dry-docking the TBC vessels that have a single deck that is 400’ long and were built more recently than the RORO vessels. (iii)The defer-and-amortize method of accounting for dry-docking cost is the predominant method used by the Company’s industry peer group, (iv) The Company’s board of directors and management team evaluates the Company’s operating performance compared to the industry peer group. A table including the Company’s operating results adjusted basis utilizing the defer-and-amortize method to account for dry-docking cost using a 5-year straight line amortization period beginning when the vessel resumes service is included below:

	Six Months Ended June 30,
	2006	2005
Operating income, expense-as-incurred method, as reported	$(6,041,049)	$8,624,858
add back: dry docking - expense-as-incurred method	12,392,557	257,520
subtract: dry docking - defer and amortize method	(391,694)	(214,318)

Operating income, defer and amortize method, as adjusted	$5,959,814	$8,668,060

Operating ratio, expense-as-incurred method	112.0%	83.3%
Operating ratio, defer and amortize method	88.1%	83.2%
Net (loss) income, expense-as-incurred method, as reported	$(10,818,948)	$3,486,094
add back: dry docking - expense-as-incurred method	12,392,557	257,520
subtract: dry docking - defer and amortize method	(391,694)	(214,318)

Net income, defer and amortize method, as adjusted	$1,181,915	$3,529,296

Earnings per shares basic, expense-as-incurred, as reported	$(0.92)	$0.30
add back: dry docking - expense-as-incurred method, per share	1.05	0.02
subtract: dry docking - defer and amortize, per share	(0.03)	(0.02)

Earnings per shares basic, defer and amortize, as adjusted	$0.10	$0.30

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $1.6 million in the first six months of 2006 compared to $8.3 million provided by operations in the first six months of 2005 due primarily to the large cash outlays related to the dry-docking as well as reduced volume. In addition accounts payable decreased by $1.2 million as a result of timing of payments to vendors, accrued liabilities increased by $4.9 million as result of timing of dry-docking. In the third quarter, the Company has paid $3.4 million of these accrued dry-docking cost. Net cash used by investing activities was $0.9 million in the first six months of 2006 compared net cash used in investing activities of $1.3 million in 2005. The change is due primarily to the purchase of revenue equipment in 2005. Net cash used in financing activities was $1.0 million in the first six months of 2006 compared to net cash used in financing activities of $1.3 million in 2005 primarily the result of a decrease in the amount of loan costs incurred during the period. At June 30, 2006, cash amounted to approximately $7.9 million, working capital was a positive $5.8 million, and the capital deficit was $10.0 million.

The Company’s existing revolving credit facility is subject to a borrowing base formula which was approximately $7.7 million at June 30, 2006 based on a percentage of eligible accounts receivable. At June 30, 2006 there were no advances drawn on this credit facility.

The Company completed the regulatory Dry-docking of its two RORO barges in mid August 2006. This process began in January 2006. In addition to the $12.4 million of dry-docking expense incurred during the six months ended June 30, 2006, comprised of $5.2 million for the first RORO, $6.6 million for the second RORO and $.6 million for one TBC, the remaining dry-docking expense for 2006 is estimated to be approximately $0.2 million.

As of June 30, 2006, $1.3 million of related party debt is outstanding. This debt arose from deferred charterhire payments to a former affiliate, has an interest rate of 8.03% and is payable in 36 equal monthly installments through January 2008. The receivable is held by beneficiaries of the Estate of Malcom P. McLean. The Company’s principal payments during the period totaled $.4 million.

The Title XI debt provides for certain financial tests, that if not met, restrict the Company from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary”). As of June 30, 2006, the Company did not meet these financial tests and was therefore restricted from performing certain financial activities without the Secretary’s consent. During the period the Company did not perform any prohibited activities and no consent of the Secretary was sought. In the past the Company has sought and received the permission of the Secretary as needed. While these financial tests remain unmet, the Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended June 30, 2006, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after 15 December 2006. The company is evaluating the effect this Interpretation will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” These Statements are not expected to have a material effect on the company’s financial statements.

Item 3. Market Risk Disclosures

The Company believes that there have been no significant changes to its Market Risk Disclosures during the three months ended June 30, 2006, as compared to those the Company disclosed in Item 1A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2005.

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

PART II

OTHER INFORMATION

         Item 4: Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on one item at the Annual Meeting of Shareholders held on May 26, 2006:

1.     The election of seven directors, to terms ending in 2007

        A majority of votes were cast in favor of the election of the following directors:

Nominee	Shares Voted For Nominee	Shares Withheld
Robert B. Burke	10,232,999	100
Nickel van Reesema	10,192,499	40,600
Peter S. Shaerf	10,209,099	24,000
Allen L. Stevens	10,216,599	16,500
John D McCown	10,233,099	0
Malcom P. McLean, Jr	10,216,499	16,600
Greggory B. Mendenhall	10,232,999	100

Item 6. Exhibits

(a)      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and
Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Trailer Bridge, Inc.'s Chief Executive Officer and Chief Financial Officer Pursuant
to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.

Date: August 14, 2006	By: /s/ John D. McCown
John D. McCown
Chairman and Chief Executive Officer

Date: August 14, 2006	By: /s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration
and Chief Financial Officer