Form 10-Q
period 2006-09-30
TRAILER BRIDGE INC
filed 2006-11-14
CIK 1039184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarter ended September 30, 2006

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

As of October 31, 2006, 11,785,617 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company’s audited financial statements for the three years ended December 31, 2005 that appear in the Company’s Annual Report on Form 10-K.

Condensed Statements of Operations for the Three and Nine Months ended
September 30, 2006 and 2005 (unaudited)	Page 3
Condensed Balance Sheets as of September 30, 2006 (unaudited)
and December 31, 2005	Page 4
Condensed Statements of Cash Flows for the Nine
Months Ended September 30, 2006 and 2005 (unaudited)	Page 5
Notes to Condensed unaudited Financial Statements	Page 6

TRAILER BRIDGE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES	$28,910,141	$26,213,734	$79,136,520	$77,759,002
OPERATING EXPENSES:
Salaries, wages, and benefits	3,843,281	3,877,486	11,187,803	12,082,373
Rent and purchased transportation	7,079,890	5,458,797	18,733,688	16,048,646
Fuel	3,906,627	3,786,714	10,979,813	9,878,799
Operating and maintenance (excluding depreciation below)	5,713,872	5,692,677	16,536,186	17,172,509
Dry-Docking	188,537	--	12,581,094	257,520
Taxes and licenses	105,654	14,812	312,708	261,262
Insurance and claims	938,508	785,906	2,668,667	2,370,187
Communications and utilities	130,204	113,237	383,598	372,856
Depreciation and amortization	1,319,395	1,119,793	3,959,816	3,186,406
(Gain) Loss on sale of assets	42,505	180,480	88,584	457,543
Other operating expenses	1,136,386	918,461	3,240,330	2,780,674

	24,404,859	21,948,363	80,672,287	64,868,775

OPERATING INCOME (LOSS)	4,505,282	4,265,371	(1,535,767)	12,890,227
NONOPERATING EXPENSE:
Interest expense	(2,635,952)	(2,647,267)	(7,662,469)	(7,870,855)
Interest income	73,385	60,341	329,896	143,844

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	1,942,715	1,678,445	(8,868,340)	5,163,216
PROVISION FOR INCOME TAXES	(236)	(92,415)	(8,128)	(91,092)

NET INCOME (LOSS)	$1,942,479	$1,586,030	$(8,876,468)	$5,072,124

PER SHARE AMOUNTS:
NET INCOME (LOSS) PER SHARE BASIC	$0.16	$0.13	$(0.75)	$0.43

NET INCOME (LOSS) PER SHARE DILUTED	$0.16	$0.13	$(0.75)	$0.41

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	11,784,197	11,771,156	11,781,362	11,767,043

SHARES OUTSTANDING DILUTED	12,281,922	12,306,321	11,781,362	12,326,128

See accompanying notes to unaudited condensed financial statements

TRAILER BRIDGE, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,690,361	$11,389,259
Trade receivables, less allowance for doubtful
accounts of $800,251 and $606,717	15,259,132	15,184,182
Other receivables	6,970	7,611
Prepaid expenses	1,733,084	1,685,498

Total current assets	23,689,547	28,266,550
Property and equipment, net	80,956,134	82,679,679
Other assets	7,805,895	8,283,673

TOTAL ASSETS	$112,451,576	$119,229,902

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current Liabilities:
Accounts payable	$6,786,113	$6,191,360
Accrued liabilities	6,940,515	3,866,607
Unearned revenue	842,136	759,023
Current portion of long-term debt	1,208,902	1,208,902
Current portion of due to affiliates	899,992	813,289

Total current liabilities	16,677,658	12,839,181
Due to affiliates	234,554	893,757
Long-term debt, less current portion	103,505,941	104,714,843

TOTAL LIABILITIES	120,418,153	118,447,781

Commitments and Contingencies
Stockholders' Equity (Capital Deficit):
Preferred stock Series $.01 par value, 1,000,000, shares authorized;
no shares issued or outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares
authorized; 11,785,420 and 11,775,652 shares issued and
outstanding	117,854	117,757
Additional paid-in capital	52,306,459	52,178,786
Deficit	(60,390,890)	(51,514,422)

TOTAL (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY	(7,966,577)	782,121

TOTAL LIABILITIES AND (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY	$112,451,576	$119,229,902

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	September 30, 2006	September 30, 2005
Operating activities:
Net (loss) income	$(8,876,468)	$5,072,124
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,584,510	3,730,168
Non-cash stock compensation expense	99,958	--
Provision for doubtful accounts	893,094	74,461
Loss on sale of fixed assets	88,584	457,543
Decrease (increase) in:
Trade receivables	(968,044)	1,363,369
Other receivables	641	(3,529)
Prepaid expenses	(47,586)	566,060
Increase (decrease) in:
Accounts payable	594,753	(1,514,163)
Accrued liabilities	3,073,907	2,553,727
Unearned revenue	83,113	(259,570)

Net cash (used in) provided by operating activities	(473,538)	12,040,190

Investing activities:
Purchases of property and equipment	(2,647,264)	(5,543,908)
Proceeds from sale of property and equipment	333,342	702,340
Additions to other assets	(152,310)	(647,427)

Net cash used in investing activities	(2,466,232)	(5,488,995)

Financing activities:
Payments on borrowing from affiliate	(572,499)	(531,919)
Exercise of stock options	27,813	26,312
Payments on notes payable	(1,208,902)	(1,208,902)
Loan costs	(5,540)	(406,007)

Net cash used in financing activities	(1,759,128)	(2,120,516)

Net (decrease) increase in cash and cash equivalents	(4,698,898)	4,430,679
Cash and cash equivalents, beginning of the period	11,389,259	6,195,580

Cash and cash equivalents, end of period	$6,690,361	$10,626,259

Supplemental cashflow information and non-cash investing
and financing activities:
Cash paid for income taxes, net of refunds	$--	$91,092

Cash paid for interest	$4,921,225	$5,863,025

See accompanying summary of accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 is not expected to have any effect on the Company’s financial position, statement of operations or prior year financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning January 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on the Company.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after 15 December 2006. The company is evaluating the effect this Interpretation will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” These Statements are not expected to have a material effect on the company’s financial statements.

3.     STOCK BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2005), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued. As a result of the adoption on January 1, 2006 of this accounting pronouncement, during the period ended September 30, 2006 the Company recorded approximately $33,147 in the third quarter and $99,958 year to date of compensation cost relating to options issued in prior years. These costs are recorded in salaries, wages and benefits in the Condensed Statement of Operations.

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

Pursuant to the above disclosure requirement, the following table provides a reconciliation for the three and nine months ended September 30, 2005. The table adds back to the reported net income the recorded expense under APB 25, net of related income tax effects if any, deducts the total fair value expense under SFAS 123, net of related income tax effects and shows the reported and pro forma earnings per share amounts.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income attributable to common shares	$1,586,030	$5,072,124
Total stock-based employee compensation cost included in the determination of net in-ome, net of related tax effe-ts
Total stock-based employee compensation
cost determined under fair value method
for all awards, net of related tax effects	(58,683)	(173,816)

	$1,527,347	$4,898,308

Income per common share:
Basic, as reported	$0.13	$0.43
Diluted, as reported	$0.13	$0.41
Basic, pro forma	$0.13	$0.42
Diluted, pro forma	$0.12	$0.40

During the nine months ended September 30, 2006, 9,768 options were exercised. There were no options granted during the three and nine month periods ending September 30, 2006.

Earnings per share – options to purchase 483,472 and 1,251,288 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during the three-month and nine-month periods ended September 30, 2006. The Company excluded 483,472 options in the third quarter due to those options having a larger strike price then the Company’s weighted average stock price in the third quarter.

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

The Company believes that in addition to the GAAP based financial information provided below, which reflects the Company’s operating results based on the Company’s election to account for its dry-docking cost using the expense-as-incurred method, the operating results should also be adjusted to show the effect of utilizing the defer-and-amortize method of accounting so as not to distort the results of the periods in question due to a material expense that occurs once every five years. Due to its historical use of the expense-as-incurred method, the Company is not permitted to change to the predominant method used by its competitors. However, the Company believes this is a meaningful disclosure because: (i) during accounting periods where multiple dry-dockings are performed, operating results are distorted and not comparable to prior periods or to industry peers, and management and the Company’s board of directors believe providing this measure to shareholders will assist them in making meaningful industry comparisons; (ii) both of the Company’s RORO vessels underwent a regulatory dry-docking in the first half of 2006. Note that the dry-docking costs related to the RORO vessels that have three decks, each 736’ long are significantly more than the costs of dry-docking the TBC vessels that have a single deck that is 400’ long and were built more recently then the RORO vessels; (iii) the defer-and-amortize method of accounting for dry-docking cost is the predominant method used by the Company’s industry peer group; (iv) the Company’s board of directors and management team evaluates the Company’s operating performance compared to the industry peer group.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

During the third quarter of 2006 for a three week period, the Company had one of its RORO vessels out of service related to the regulatory dry-docking. The Company replaced the RORO vessel with one its TBC vessels during the period. A RORO vessel offers 44% more total capacity compared to a TBC vessel and such capacity is more flexible and has significant advantages in terms of loading and unloading cargo that is not containerized.

        The following table sets forth the indicated items as a percentage of net revenues for three months ended September 30, 2006 and 2005:

Operating Statement — Margin Analysis
(% of Operating Revenues)

	Three Months Ended September 30,
	2006	2005
Operating Revenues	100.0%	100.0%
Salaries, wages, and benefits	13.3	14.8
Rent and purchased transportation	24.5	20.8
Fuel	13.5	14.4
Operating and maintenance (excluding depreciation below)	19.8	21.7
Dry-docking	0.7	--
Taxes and licenses	0.4	0.1
Insurance and claims	3.2	3.0
Communications and utilities	0.5	0.4
Depreciation and amortization	4.6	4.3
Loss on sale of equipment	0.1	0.7
Other operating expenses	3.9	3.5

Total Operating Expenses	84.4	83.7
Operating ratio	15.6	16.3
Net interest expense	(8.9)	(9.9)
Provision for income taxes	(0.0)	(0.3)

Net income	6.7%	6.1%

The Company’s operating ratio was slightly higher at 84.4% during the three months ended September 30, 2006 compared to 83.7% during the three months ended September 30, 2005. The Company’s operating ratio using the defer-and-amortize method was 84.1% during the three months ended September 30, 2005 compared to 85.4% during the three months ended September 30, 2006.

The table below is presented accounting for dry-docking costs using the defer-and-amortize method, which is the predominant method used by the Company’s peers, using a 5 year amortization period, consistent with the time between regulatory dry-docking requirements.

Operating Statement, As Adjusted — Margin Analysis
(% of Operating Revenues)

	Three Months Ended September 30,
	2006	2005
Operating Revenues	100.0%	100.0%
Salaries, wages, and benefits	13.3	14.8
Rent and purchased transportation	24.5	20.8
Fuel	13.5	14.4
Operating and maintenance (excluding depreciation below)	19.8	21.7
Dry-docking	--	--
Dry-docking amortization	1.6	0.4
Taxes and licenses	0.4	0.1
Insurance and claims	3.2	3.0
Communications and utilities	0.5	0.4
Depreciation and amortization	4.6	4.3
Loss on sale of equipment	0.1	0.7
Other operating expenses	3.9	3.6

Total Operating Expenses	85.4	84.1
Operating ratio	14.6	15.9
Net interest expense	(8.9)	(9.9)
Provision for income taxes	(0.0)	(0.2)

Net income, as adjusted	5.7%	5.6%

Reconciling Operations Statement to Operating Statement, as adjusted
Dry-docking as recorded	(0.7)	--
Dry-docking as adjusted for the defer-and-amortize method	1.6	0.4

Difference	1.0	0.4

Net Income % as reflected in the Operating Statement - Margin Analysis	6.7%	6.1%

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue by sailing route and freight carried:

Volume & Revenue Changes in the third quarter of 2006 compared to 2005

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	5.3%	0.9%	20.2%
Auto and other cargos	-29.6%	-33.8%	36.9%
SOLs (Shipper Owned Equipment Loads)	111.5%	1.2%	1057.9%
Revenue Change ($millions):
Core container & trailer	$1.6	$1.0	$0.6
Auto and other cargos	(0.7)	(0.8)	0.1
SOLs (Shipper Owned Equipment Loads)	(0.2)	(0.2)	0.0
Other Revenues	2.0

Total Revenue Change	$2.7

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 86.9% for the three months ended September 30, 2006, compared to 84.1% for the three months ended September 30, 2005, based upon slightly less capacity offered due to the substitution of a TBC vessel for a RORO vessel for a three week period. Southbound trailer and container volume had a slight upswing from the same period in the previous year and a more pronounced increase from the first half of 2006. This increase in volume from the first half of 2006 resulted from increases with existing customers and the addition of new accounts.

Revenue for the three months ended September 30, 2006 was $28.9 million, compared to $26.2 million for the three months ended September 30, 2005. The increase in revenue was primarily due to increased southbound container volume, rates and accessorial charges. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $4.7 million during the three months ended September 30, 2006 compared to $3.1 million in the three months ended September 30, 2005. The Company’s charterhire is included in the Company’s revenues and amounted to $0.8 million during the three months ended September 30, 2006 compared to $0.2 million charterhire in the three months ended September 30, 2005. Charterhire is rental revenue for vessels not in use in liner service.

Operating Expenses

Rent and purchased transportation other increased $1.6 million or 29.7% due to an increased use of and increased rates charged for third party over-the-road transportation, including associated fuel surcharges. Fuel increased by $0.1 million or 3.2% due to increases in tug fuel prices during the period. Dry-Docking expenses increased by $0.2 million due to the finalizing of the dry-docking procedures for the RORO and dry-docking procedures associated with a TBC. Depreciation and amortization expense increased by $0.2 million or 17.8%, primarily due to the upgrade of the Company’s tractor fleet. Other Operating Expenses increased by $0.2 million or 23.7% due to an increase in the period expenses related to the Company allowance for doubtful accounts. The Company’s operating ratio deteriorated slightly from 83.7% during the three months ended September 30, 2005 to 84.4% during the three months ended September 30, 2006. The Company’s operating ratio, as adjusted to account for dry-docking using the defer-and-amortize method like its peers, deteriorated to 85.4% during the three months ended September 30, 2006 from 84.1% during the three months ended September 30, 2005.

As a result of the factors described above, the Company reported net income of $1.9 million or $.16 per share for the three months ended September 30, 2006 compared to net income of $1.6 million or $.13 per share in the same period in 2005. The Company would have reported net income of $1.7 million or $.14 per share for the three months ended September 30, 2006 compared to net income of $1.5 million or $.13 per share in the same period in 2005 had the company accounted for its dry-docking cost under the defer-and-amortize method.

The Company believes that in addition to the GAAP based financial information provided below, which reflects the Company’s operating results based on the Company’s election to account for its dry-docking cost using the expense-as-incurred method, the operating results should also be adjusted utilizing the defer-and-amortize method of accounting so as not to distort the operating results due to an expense that occurs once every five years. Due to its historical use of the preferable expense-as-incurred method, the Company is not permitted to change to a less preferable method even though it is predominantly used by its competitors. However, the Company believes this is a meaningful disclosure because; (i) during accounting periods where multiple dry-dockings are performed, operating results are distorted and not comparable to prior periods or to industry peers, and management and the Company’s board of directors believe providing this measure to shareholders will assist them in making meaningful industry comparisons;. (ii) both of the Company’s RORO vessels underwent regulatory dry-dockings in the first half of 2006. Note that the dry-docking cost related to the RORO vessels that have three decks, each 736’ long are significantly more than the cost of dry-docking the TBC vessels that have a single deck that is 400’ long and were built more recently than the RORO vessels; (iii) the defer-and-amortize method of accounting for dry-docking cost is the predominant method used by the Company’s industry peer group; (iv) the Company’s board of directors and management team evaluates the Company’s operating performance compared to the industry peer group. A table including the Company’s operating results adjusted basis utilizing the defer-and-amortize method to account for dry-docking cost using a 5-year straight line amortization period beginning when the vessel resumes service is included below:

	Three Months Ended September 30,
	2006	2005
Operating income, expense-as-incurred method, as reported	$4,505,282	$4,265,371
add back: dry docking - expense-as-incurred method	188,537	--
subtract: dry docking - defer and amortize method	(472,815)	(109,305)

Operating income, defer and amortize method, as adjusted	$4,221,004	$4,156,066

Operating ratio, expense-as-incurred method	84.4%	83.7%
Operating ratio, defer and amortize method	85.4%	84.1%
Net (loss) income, expense-as-incurred method, as reported	$1,942,479	$1,586,030
add back: dry docking - expense-as-incurred method	188,537	--
subtract: dry docking - defer and amortize method	(472,815)	(109,305)

Net income, defer and amortize method, as adjusted	$1,658,201	$1,476,725

Earnings per shares basic, expense-as-incurred, as reported	$0.16	$0.13
add back: dry docking - expense-as-incurred method, per share	0.02	--
subtract: dry docking - defer and amortize, per share	(0.04)	(0.01)

Earnings per shares basic, defer and amortize, as adjusted	$0.14	$0.13

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

During the nine months that ended September 30, 2006, the Company had one of its RORO vessels in dry-dock during most of the first and second quarters and for three weeks during the third quarter. The Company replaced a RORO vessel with one its TBC vessels during those periods. The substitution of the smaller TBC vessel resulted in less overall capacity during the nine months ended September 30, 2006. A RORO vessel offers 44% more total capacity compared to a TBC vessel and that capacity is more flexible and has significant advantages in terms of loading and unloading cargo that is not containerized.

The following table sets forth the indicated items as a percentage of net revenues for nine months ended September 30, 2006 and 2005:

Operating Statement — Margin Analysis
(% of Operating Revenues)

	Nine Months Ended September 30,
	2006	2005
Operating Revenues	100.0%	100.0%
Salaries, wages, and benefits	14.1	15.5
Rent and purchased transportation	23.7	20.6
Fuel	13.9	12.7
Operating and maintenance (excluding depreciation below)	20.9	22.1
Dry-docking	15.9	0.3
Taxes and licenses	0.4	0.3
Insurance and claims	3.4	3.0
Communications and utilities	0.5	0.5
Depreciation and amortization	5.0	4.1
Loss on sale of equipment	0.1	0.6
Other operating expenses	4.1	3.6

Total Operating Expenses	101.9	83.4
Operating ratio	(1.9)	16.6
Net interest expense	(9.3)	(10.1)
Provision for income taxes	(0.0)	(0.2)

Net (loss) income	(11.2)%	6.5%

The Company’s operating ratio, accounting for its dry-docking cost using the expense-as-incurred method rather than the defer-and-amortize method, deteriorated from 83.4% during the nine months ended September 30, 2005 to 101.9% during the nine months ended September 30, 2006. The Company’s operating ratio using the defer-and-amortize method resulted in a less dramatic deterioration from 83.5% during the nine months ended September 30, 2005 to 87.1% during the nine months ended September 30, 2006.

The table below is presented accounting for dry-docking costs using the defer-and-amortize method, which is the predominant method used by the Company’s peers, using a 5 year amortization period, consistent with the time between regulatory dry-docking requirements.

Operating Statement, As Adjusted — Margin Analysis
(% of Operating Revenues)

	Nine Months Ended September 30,
	2006	2005
Operating Revenues	100.0%	100.0%
Salaries, wages, and benefits	14.1	15.5
Rent and purchased transportation	23.7	20.6
Fuel	13.9	12.7
Operating and maintenance (excluding depreciation below)	21.0	22.1
Dry-docking	--	--
Dry-docking amortization	1.1	0.4
Taxes and licenses	0.4	0.3
Insurance and claims	3.4	3.0
Communications and utilities	0.5	0.5
Depreciation and amortization	5.0	4.1
Loss on sale of equipment	0.1	0.6
Other operating expenses	4.1	3.6

Total Operating Expenses	87.3	83.5
Operating ratio	12.7	16.5
Net interest expense	(9.3)	(10.1)
Provision for income taxes	(0.0)	(0.2)

Net income, as adjusted	3.4%	6.4%

Reconciling Operations Statement to Operating Statement, as adjusted
Dry-docking as recorded	(15.9)	(0.3)
Dry-docking as adjusted for the defer-and-amortize method	1.1	0.4

Difference	(14.8)	0.1

Net Income % as reflected in the Operating Statement - Margin Analysis	(11.2)%	6.5%

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue by sailing route and freight carried:

Volume & Revenue Changes in the first nine months of 2006 compared to 2005

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	-4.2%	-7.1%	5.4%
Auto and other cargos	-29.7%	-32.0%	10.5%
SOLs (Shipper Owned Equipment Loads)	220.8%	-17.6%	84.1%
Revenue Change ($millions):
Core container & trailer	$0.2	$(0.7)	$0.9
Auto and other cargos	(2.7)	(2.8)	0.1
SOLs (Shipper Owned Equipment Loads)	(0.3)	(0.3)	0.0
Other Revenues	4.2

Total Revenue Change	$1.4

The substitution of the smaller TBC vessel resulted in less overall capacity during the period.  The dry docking of  the RORO vessels has also resulted in the temporary loss of some trailer/SOL RORO cargos that were unable to wait for our every other week RORO sailing. This volume has returned with the completion of our scheduled dry dockings during the Third Quarter and the resumption of our normal schedule.  The southbound volume shortfall occurred during the first half of 2006 when we were operating our service with a TBC vessel substituting for a RORO vessel that was being dry docked. During the third quarter Southbound trailer and container volume had a slight upswing from the same period in the previous year and a pronounced increase from the first half of 2006. This increase in volume from the first half of 2006 resulted from increases with existing customers and the addition of new accounts.

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 85.9% for the nine months ended September 30, 2006 compared to 88.9% for the nine months ended September 30, 2005. The lower utilization is primarily due to substitution of a TBC vessel for a RORO vessel for most of the period, loss of one account and softened overall market conditions during the first and second quarters primarily related to Puerto Rico government fiscal difficulties.

Revenue for the nine months ended September 30, 2006 was $79.1 million, compared to $77.8 million for the nine months ended September 30, 2005. The increase in revenue was primarily due to an increase in assessorial revenue, primarily fuel surcharges which was partially offset by lower vehicle revenue. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $12.5 million during the nine months ended September 30, 2006 compared to $7.9 million in the nine months ended September 30, 2005. The Company’s charterhire is included in the Company’s revenues and amounted to $1.3 million during the nine months ended September 30, 2006 compared to $1.0 millions charterhire in the nine months ended September 30, 2005. Charterhire is rental revenue for vessels not in use in liner service.

Operating Expenses

Salaries, wages and benefits decreased by $0.9 million or 7.4% due primarily to decreases in incentive based compensation. Purchased transportation other increased $2.6 million or 16.7% due to an increased use of and increased rates charged for third party over-the-road transportation, including associated fuel surcharges. Fuel increased by $1.1 million or 11.2% due to increases in fuel prices during the period. Operating and maintenance expenses decreased by $0.6 million or 3.7%, primarily due to newer inland transportation equipment requiring less maintenance. Dry-docking expense increased by $12.3 million due to the scheduled regulatory dry-docking of two RORO vessels and one TBC vessel during the current period. In 2005, a smaller TBC was in dry-dock for its scheduled regulatory inspection. Insurance and claims increased by $0.3 million or 12.6% due to insurance related credits received in 2005, no such credits were received in 2006. Depreciation and amortization expense increased by $0.8 million or 24.2%, primarily due to the upgrade of the Company’s tractor fleet. Other Operating Expenses increased by $0.5 million or 16.5% due to an increase in the period expenses related to the Company allowance for doubtful accounts. The Company’s operating ratio accounting for its dry-docking cost using the expense-as-incurred method deteriorated from 83.4% during the nine months ended September 30, 2005 to 101.9% during the nine months ended September 30, 2006. The Company’s operating ratio, as adjusted to account for dry-docking using the defer-and-amortize method like its peers, deteriorated from 83.5% during the nine months ended September 30, 2005 to 87.3% during the nine months ended September 30, 2006.

As a result of the factors described above, the Company reported a net loss of $8.9 million or $.75 per share for the nine months ended September 30, 2006 compared to net income of $5.1 million or $.43 per share in the same period in 2005. The Company would have reported net income of $2.8 million or $.24 per share for the nine months ended September 30, 2006 compared to net income of $5.0 million or $.43 per share in the same period in 2005 had the company accounted for its dry-docking cost under the defer-and-amortize method.

The Company believes that in addition to the GAAP based financial information provided below, which reflects the Company’s operating results based on the Company’s election to account for its dry-docking cost using the expense-as-incurred method, the operating results should also be adjusted utilizing the defer-and-amortize method of accounting so as not to distort the operating results due to an expense that occurs once every five years. Due to its historical use of the preferable expense-as-incurred method, the Company is not permitted to change to a less preferable method even though it is predominantly used by its competitors. However, the Company believes this is a meaningful disclosure because; (i) during accounting periods where multiple dry-dockings are performed, operating results are distorted and not comparable to prior periods or to industry peers, and management and the Company’s board of directors believe providing this measure to shareholders will assist them in making meaningful industry comparisons; (ii) both of the Company’s RORO vessels underwent regulatory dry-dockings in the first half of 2006. Note that the dry-docking cost related to the RORO vessels that have three decks, each 736’ long are significantly more than the cost of dry-docking the TBC vessels that have a single deck that is 400’ long and were built more recently than the RORO vessels; (iii) the defer-and-amortize method of accounting for dry-docking cost is the predominant method used by the Company’s industry peer group; (iv) the Company’s board of directors and management team evaluates the Company’s operating performance compared to the industry peer group. A table including the Company’s operating results adjusted basis utilizing the defer-and-amortize method to account for dry-docking cost using a 5-year straight line amortization period beginning when the vessel resumes service is included below:

	Nine Months Ended June 30,
	2006	2005
Operating income, expense-as-incurred method, as reported	$(1,535,767)	$12,890,227
add back: dry docking - expense-as-incurred method	12,581,094	257,520
subtract: dry docking - defer and amortize method	(864,509)	(323,623)

Operating income, defer and amortize method, as adjusted	$10,180,818	$12,824,124

Operating ratio, expense-as-incurred method	101.9%	83.4%
Operating ratio, defer and amortize method	87.1%	83.5%
Net (loss) income, expense-as-incurred method, as reported	$(8,876,468)	$5,072,124
add back: dry docking - expense-as-incurred method	12,581,094	257,520
subtract: dry docking - defer and amortize method	(864,509)	(323,623)

Net income, defer and amortize method, as adjusted	$2,840,117	$5,006,021

Earnings per shares basic, expense-as-incurred, as reported	$(0.75)	$0.43
add back: dry docking - expense-as-incurred method, per share	1.07	0.02
subtract: dry docking - defer and amortize, per share	(0.07)	(0.03)

Earnings per shares basic, defer and amortize, as adjusted	$0.24	$0.43

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $0.5 million in the first nine months of 2006 compared to $12.0 million provided by operations in the first nine months of 2005 due primarily to the large cash outlays related to the dry-docking. The Company’s expected cash flows from operations and the availability under the credit facility will provide sufficient cash flows for future operations. Net cash used by investing activities was $2.5 million in the first nine months of 2006 compared net cash used in investing activities of $5.5 million in 2005. The change is due primarily to the purchase of revenue equipment in 2005. Net cash used in financing activities was $1.8 million in the first nine months of 2006 compared to net cash used in financing activities of $2.1 million in 2005 primarily the result of a decrease in the amount of loan costs incurred during the period. At September 30, 2006, cash amounted to approximately $6.7 million, working capital was a positive $7.0 million, and the capital deficit was $8.0 million.

During the fourth quarter of 2006 we extended our terminal operating agreement in San Juan until 2010 with options extending to 2026.

The Company’s existing revolving credit facility is subject to a borrowing base formula which was approximately $9.6 million at September 30, 2006 based on a percentage of eligible accounts receivable. At September 30, 2006 there were no advances drawn on this credit facility.

The Company completed the regulatory Dry-docking of its two RORO barges in mid August 2006. This process began in January 2006. The $12.6 million of dry-docking expense incurred during the nine months ended September 30, 2006, comprised of $5.2 million for the first RORO, $6.7 million for the second RORO and $.7 million for two TBC vessels. The remaining dry-docking expense for 2006 is estimated to be approximately $0.1 million.

As of September 30, 2006, $1.1 million of related party debt is outstanding. This debt arose from deferred charterhire payments to a former affiliate, has an interest rate of 8.03% and is payable in 36 equal monthly installments through January 2008. The receivable is held by beneficiaries of the Estate of Malcom P. McLean. The Company’s principal payments during the period totaled $0.6 million.

The Title XI debt provides for certain financial tests, that if not met, restrict the Company from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary”). As of September 30, 2006, the Company did not meet these financial tests and was therefore restricted from performing certain financial activities without the Secretary’s consent. During the period the Company did not perform any prohibited activities and no consent of the Secretary was sought. In the past the Company has sought and received the permission of the Secretary as needed. While these financial tests remain unmet, the Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended September 30, 2006, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2005.

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

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 is not expected to have any effect on the Company’s financial position, statement of operations or prior year financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157 (SFAS 157), “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning January 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on the Company.

Item 3.     Market Risk Disclosures

The Company believes that there have been no significant changes to its Market Risk Disclosures during the three months ended September 30, 2006, as compared to those the Company disclosed in Item 1A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2005.

FORWARD-LOOKING STATEMENTS

This contains statements that may be considered as forward-looking or predictions concerning future operations including predictions regarding future volumes and liquidity. Such statements are based on management’s belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company’s control and could have a material impact on future operating results are risk of economic recessions, severe weather conditions, changes in the price of fuel, changes in demand for transportation services offered by the Company, changes in services offered by the Company’s competitors, risks of transportation generally and changes in rate levels for transportation services offered by the Company.

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

TRAILER BRIDGE, INC.

Date: November 14, 2006	By: /s/ John D. McCown
John D. McCown
Chairman and Chief Executive Officer

Date: November 14, 2006	By: /s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration
and Chief Financial Officer