Form 10-K
period 2006-12-31
TRAILER BRIDGE INC
filed 2007-03-30
CIK 1039184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
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
$0.01 Par Value
Common Stock

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes No [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [_]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the registrant’s definitive proxy statement incorporated by reference in Part III of this Form 10-K. [ ]
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one): Large accelerated filer __ Accelerated filer __ Non-accelerated filer [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes No [x]
The aggregate market value of the shares of the registrant’s $0.01 par value common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was $29,886,465 (based upon $7.25 per share being the price at which the common equity was last sold). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of February 28, 2007 11,787,787 shares of the registrant’s common stock, par value $.01 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, 13, and 14 of this Report is incorporated by reference from the registrant’s definitive proxy statement for the 2007 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

TRAILER BRIDGE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I

PART II

PART III

Items 10 - 14	Incorporated by Reference	58

PART IV
Item 15	Exhibits, Financial Statement Schedules	59
SIGNATURES		63
EXHIBIT INDEX		59

PART I

Forward Looking Statements

This report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, any changes in rate levels for transportation services offered by the Company, economic recessions and severe weather.

Item 1.   Business

BUSINESS OVERVIEW

Trailer Bridge, headquartered in Jacksonville, Florida, is an integrated trucking and marine freight carrier that provides truckload freight transportation primarily between the continental U.S. and Puerto Rico. Trailer Bridge was the first, and remains the only company serving markets governed by the Jones Act to exclusively operate marine vessels fully configured to carry 48’ and 53’ long, 102” wide, “high-cube” equipment. This configuration enables the Company to achieve operating efficiencies not readily available to traditional ocean carriers that primarily use smaller capacity equipment, such as 40' containers.

In 1996 the Company increased its vessel capacity by 56% by inserting midsections (“mid-bodies”) into its two existing barges, increasing the capacity of each barge to 405 53’ equivalent truckload units.

Trailer Bridge increased its vessel capacity again in 1998 and 1999 when it took delivery of five 403’ long container carrying barges designed specifically for the Company’s integrated truckload marine transportation system and bearing the Company’s Triplestack Box Carrier® trade name. The Triplestack Box Carriers are versatile, low-draft vessels that have a capacity of 281 53’ containers. The Company currently utilizes two mid-bodied roll-on roll-off vessels and two Triplestack Box Carriers to provide twice weekly sailings directly between Jacksonville, Florida and San Juan, Puerto Rico. Three Triplestack Box Carriers are currently available for charter.

OPERATIONS

At December 31, 2006, Trailer Bridge, Inc. operated a fleet of 106 tractors, comprised of 74 company owned units and 32 leased and owner operator units, 2,880 53’ high cube containers, 2,171 53’ chassis, 281 high-cube trailers and 305 53’ vehicle transport modules that transport truckload freight between the Company’s San Juan, Puerto Rico port facility, its Jacksonville port facility and inland points in the US and Puerto Rico. In addition the Company leased 261 chassis and 172 40’ high cube containers. The Company provides full truckload service between inland points within the continental U.S., primarily to reposition empty equipment to service loads to and from Puerto Rico. The Company maintains a centralized dispatch and customer service center at its Jacksonville headquarters to coordinate the movement of customer freight throughout our system. Sales and customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Dispatch, sales and customer service personnel work together to coordinate freight to achieve the most optimum load balance and minimize empty miles within the Company’s truckload operation.

At December 31, 2006, Trailer Bridge operated two 736’ triple-deck, roll-on/roll-off (ro/ro) ocean-going barges and two 403' Triplestack Box Carriers. Loading of the ro/ro barges is performed with small maneuverable yard tractors operated by stevedores hired by an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each Triplestack Box Carrier is towed at approximately 9 knots by one 4,600 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of an unaffiliated tug owner. Compared to a self-propelled vessel, a tug/barge unit has reduced Coast Guard manning requirements and higher fuel efficiency compared to the steam turbine vessels operated by competitors. The tug/barge model results in less toxic emissions than steam turbine vessels which use residual fuel. The greater fuel efficiency and much cleaner distillate fuel associated with our tug/barge model results in 4 to 6 times less emissions per cargo unit compared to the self-propelled vessels now serving Puerto Rico. The large number of U.S. tugs available for charter provides the Company with a reliable source for towing services.

MARKETING AND CUSTOMERS

Sales professionals based in Jacksonville, San Juan and other key U.S. cities aggressively market Trailer Bridge to shippers as a customer-oriented provider of value-priced and dependable service. The Company services major shippers with high volume, repetitive shipments whose freight lends itself to integrated trucking and marine service.

The Company believes that price is the primary determinant in the freight lanes in which it serves. However, the Company also believes that it provides enhanced service that results from its use of an intermodal model built around 53’ equipment that is the standard for movements on the mainland. The intermodal model provides for moving products from one location to another by various means, including but not limited to water, truck and rail. This intermodal service frees the customer from the operational complexities of coordinating the interface between over-the-road, rail and marine service. This customer service philosophy has generated increased demand from existing customers and has led to ongoing relationships with customers such as Advance Auto Parts, Baxter, DaimlerChrysler, Ford, General Electric, General Motors, Georgia Pacific, Hewlett-Packard, Home Depot, Honda, JC Penney, Kellogg’s, Kraft, Pep Boys, Procter & Gamble, Rooms To Go, SC Johnson, Toys ‘R’ Us, Walgreens and Whirlpool.

Because the Company has a diversified customer base, typical shipments to Puerto Rico include furniture, consumer goods, raw materials for manufacturing, electronics, new and used automobiles, and apparel, whereas, the typical shipments from Puerto Rico normally include healthcare products, pharmaceuticals, electronics, shoes and recyclables. Management intends to continue the Company’s efforts both to increase business with existing customers and add new core relationships.

The Company maintains written contracts with the majority of its customers. These contracts generally specify service standards and rates, eliminating the need for negotiating the rate for individual shipments. A contract typically requires a minimum tender of cargo during a specified term in return for a set rate.

The continental United States/Puerto Rico trade lane in which the Company operates is imbalanced with approximately 80% of the freight moving southbound. The Company’s core business is southbound containers and trailers but it also moves new automobiles, used automobiles, non-containerized, or freight not in trailers (“NITs”) and freight moving in shipper owned or leased equipment (“SOLs”).

VESSELS

Ro/Ro Barges

At December 31, 2006, the Company owned and operated two 736’ by 104’ triple-deck roll-on/roll-off barges. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville and San Juan that have been built specifically for the Company. On each vessel, 84 equivalent 53’ slots have been converted to carry new and used automobiles on car decks that allow up to 11 cars to fit in the space previously used for one 53’ unit. The containers on chassis or trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the containers on chassis or trailers into position on the vessel.

Triplestack Box Carriers

At December 31, 2006, the Company owned five Triplestack Box Carriers (“TBC”) that are single deck barges designed to carry 53' containers. Two TBCs are currently operating in scheduled liner service between Jacksonville and San Juan. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan. Wheeled vehicles, known as reach-stackers, carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks.

Currently, three TBCs are not being used in regular service but are available for charter or additional liner service. A TBC temporarily replaced a ro/ro vessel during the first and second quarters of 2006 while each ro/ro vessel completed required regulatory drydockings.

VESSELS OWNED BY THE COMPANY

VESSEL NAME	TYPE	CAPACITY	SERVICE as of 12/31/06
SAN JUAN JAX BRIDGE	Ro/Ro	405 53' units	Jax/San Juan
JAX SAN JUAN BRIDGE	Ro/Ro	405 53' units	Jax/San Juan
ATLANTA BRIDGE	TBC	281 53' units	Available for Charter
CHARLOTTE BRIDGE	TBC	281 53' units	Available for Charter
MEMPHIS BRIDGE	TBC	281 53' units	Available for Charter
CHICAGO BRIDGE	TBC	281 53' units	Jax/San Juan
BROOKLYN BRIDGE	TBC	281 53' units	Jax/San Juan

RAMP STRUCTURES

The loading and unloading of the Company’s two 736’ by 104’ triple-deck roll-on/roll-off barges is accomplished through the use of ramp structures at both locations. The Company owns a floating ramp structure in San Juan for the two 736’ by 104' triple-deck roll-on/roll-off barges. In Jacksonville, the Company has the preferential right to use a land-base ramp structure built and owned by the Jacksonville Port Authority.

OWNED REVENUE EQUIPMENT

At December 31, 2006, the Company owned 69 line haul tractors and 5 day cabs. The line haul power units are conventional tractors with sleeping accommodation. The day cabs are used for local delivery work in the Jacksonville area. The Company also owned 281 dry van trailers as well as, 2,880 53’ containers and 2,171 chassis. The Company anticipates taking delivery of an additional 1,000 new 53’ containers and 850 new chassis during the second and third quarters of 2007.

At December 31, 2006, the Company owned 305 53’ Vehicle Transport Module® or VTM’s™ (“VTM’s”) designed and built by the Company. These units are used to transport automobiles and can hold up to three vehicles to provide an efficient unit for loading and unloading. The Company holds three separate patents for the VTMs. Two patents cover the VTM unit while the third patent covers the method of loading and unloading vehicles into the VTM.

The Company performs preventative maintenance on equipment at its Jacksonville operations center, with the majority of major maintenance and repairs handled by outside contractors.

DRIVER RECRUITING AND RETENTION

The Company offers competitive compensation and full health care benefits comparable to those offered by truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, providing more predictable home time for its drivers. The Company’s driver turnover in 2006 was 25.7% compared to 17.4% in 2005 which was well below the industry average.

FUEL AVAILABILITY AND COST

The Company actively manages its fuel costs by requiring drivers to fuel at offsite fuel facilities where the Company has established favorable pricing arrangements. Whenever possible in route, drivers are required to fuel at these truck stops and service centers with which the Company has established these volume purchasing discounts.  The Company also offers fuel-conservation bonuses to our drivers based on achieving miles per gallon goals. During 2006 the Company purchased APU’s (auxiliary power units) for use in some of its tractors. The APU’s reduce the amount of fuel used when the engine is idle while the drivers rest.

Although the Company pays indirectly for the marine fuel used by the large tugs it charters, tug crew personnel employed by the tug owner control the actual fuel loading. The tug owner is responsible for providing the tug fuel, the cost of which is rebilled at cost and paid by the Company. The tug fuel is purchased and loaded at the nearby suppliers dock facility in Jacksonville during cargo loading operations.

Trailer Bridge does not engage in any fuel hedging activities as the present fuel surcharge mechanism has the effect of adjusting revenue levels for changes in fuel prices.

In 2001 due to the increased cost of fuel, the Company instituted fuel surcharges to its customers pursuant to its tariff and these fuel surcharges have remained in place throughout 2006. The fuel surcharges for domestic truck movements are charged on a per mile basis and are stipulated in the Company’s tariff at predetermined levels based upon the price of fuel. During 2006 the fuel surcharge for domestic truck movements was between $.21 per mile to $.31 per mile. The fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis and have mitigated the increases in fuel prices. The additional fuel surcharge is distinguished from freight revenues and both are reported in the Company’s operating revenues.

SAFETY, ENVIRONMENT AND INSURANCE

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

The Company adheres to all applicable environmental regulations. Trailer Bridge believes that its vessel emissions are well below certain competitors due to the cleaner distillate fuel that the Company routinely uses in its tugs. The Company believes these pronounced differences will become a positive differentiating factor in the future.

The Company bids annually for both marine and land insurance policies. Major coverages include hull and protection indemnity, pollution, excess liability, marine cargo, truckers’ liability, workers’ compensation, directors’ and officers’ and commercial property.

TECHNOLOGY

In January 2006, the Company upgraded its computer system to a new IBM AS-400 iSeries which will allow for the integration of all servers under a common platform and further enhance the security of all corporate data by combining all data stores into a unified environment. This approach to data storage and retrieval into a SANS (Secure Area Network Storage) environment tightens controls on access and provides better management tools in the integrated environment. It also moves control of traditionally vulnerable operating software into the control of the IBM OS/400 operating system, one of the most secure operating systems in the industry today.

The computer system links the Company’s headquarters, truck operations center, San Juan office and marine terminals in Jacksonville and San Juan. The system enhances the Company’s operating efficiency by providing cost effective access to detailed information concerning available equipment, loads, shipment status and specific customer requirements, and permits the Company to respond promptly and accurately to customer requests.

The Company’s electronic data interchange (“EDI”) capability allows customers to tender loads, receive load confirmation, check load status and receive billing information via computer. The Company’s EDI system also helps in accelerating the collection of its receivables. The Company’s largest customers require EDI service from their core carriers. It is management’s belief that this advanced technology will be required by an increasing number of large shippers as they reduce the number of carriers they use in favor of the more responsive core carriers.

The Company has a web-based load tracking system, which provides its customers with real time load information. This system, along with the EDI, has allowed the Company to better respond to customer demands. Since the deployment of this web based tracking system, usage has increased as our customers have found these systems to be useful for tracking their inventory and monitoring of their current payables. These systems have also enabled Trailer Bridge to handle increasing demand with greater efficiency, by knowing the exact location and load of every operator as well as, open or excess capacity and identify the Company’s performing customers.

COMPETITION

The Company currently competes with three carriers for freight moving between the U.S. and Puerto Rico where its southbound container volume market share, excluding vehicles, during 2006 was approximately 13%. The current operators in the Puerto Rico trade are Horizon Lines, Crowley Liner Services, Trailer Bridge and Sea Star Line. Based on available southbound industry data for 2006, Horizon Lines has approximately 35% of the market and operates four steam turbine powered container vessels that carry mainly 40’ containers. Crowley Liner Services, a subsidiary of Crowley Maritime Corporation, has approximately 32% of the market and operates roll-on/roll-off barges in various services between the U.S. and Puerto Rico. Sea Star Line, owned primarily by Saltchuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc. has approximately 20% of the market with two steam turbine powered combination roll-on/roll-off container vessels. If vehicle cargos were included in the market share analysis, Trailer Bridge, Crowley, and Sea Star market shares would be in excess of the preceding figures.

Puerto Rico shippers select carriers based primarily upon price and to a lesser extent, criteria such as frequency of shipments, transit time, consistency, billing accuracy and claims experience.

The trucking industry is highly competitive and fragmented with, no one carrier or group of carriers dominating the market. The Company’s non-Puerto Rico domestic truckload operations, which are used primarily to balance its core Puerto Rico service, compete with a number of trucking companies as well as private truck fleets used by shippers to transport their own products. Truckload carriers compete primarily on the basis of price. The Company’s truck freight service also competes to a limited extent with rail and rail-truck intermodal service, but the Company attempts to limit this competition by seeking more time and service-sensitive freight.

REGULATION

As a common and contract motor carrier, the Company is regulated by the Surface Transportation Board and various state agencies. The Company’s drivers, including owner-operators, also must comply with the safety and fitness regulations promulgated by the Department of Transportation, including those relating to drug testing and hours of service.

The Company’s operations are subject to various federal, state and local environmental laws and regulations, implemented principally by the Environmental Protection Agency and similar state regulatory agencies. These regulations govern the management of hazardous wastes, discharge of pollutants into the air, surface and underground waters, and the disposal of certain substances. Management is not aware of any water or land fuel spills or hazardous substance contamination on its properties and believes that its operations are in material compliance with current environmental laws and regulations.

The Company’s marine operations are conducted in the U.S. domestic trade. A set of federal laws known as the Jones Act requires that only U.S. built, operated and crewed vessels move freight between ports in the U.S., including the noncontiguous areas of Puerto Rico, Alaska and Hawaii. These marine operations are subject to regulation by various federal agencies, including the Surface Transportation Board, the U.S. Maritime Administration and the U.S. Coast Guard. These regulatory authorities have broad powers governing activities such as operational safety, tariff filings of freight rates, certain mergers, contraband, environmental contamination and financial reporting. Management believes that its operations are in material compliance with current marine laws and regulations. The Company has approved Facility Security Plans in place for our waterfront facilities in compliance with Homeland Security and the Maritime Transportations Security Act.

EMPLOYEES

At December 31, 2006, Trailer Bridge had 194 employees consisting of 67 truck drivers and 127 executive and administrative personnel.

WEBSITE

The Company maintains a website at www.trailerbridge.com. All Company filings can be viewed on this website as soon as practicable after filing.

Item 1A.   Risk Factors

Risks Relating to the Company’s Business

The Company has experienced losses.

Due primarily to the overcapacity and intense competition in the Puerto Rico lane during the late 1990‘s and early 2000‘s, the Company experienced significant financial losses and associated negative cash-flow during that time. Despite a reduction in market overcapacity and profitable operations for the Company in 2004, 2005 and the second half of 2006, the Company cannot assure you that it will continue to be profitable and continue to generate positive cash flow. For example, the Company cannot assure you that a new marine freight carrier will not commence operations in the Puerto Rico lane. Most of its competitors have substantially greater financial resources, operate more equipment, or carry a larger volume of freight than the Company does.

The Company’s operations are dependent on a limited fleet and special loading structures.

The Company’s current operations depend on four vessels and triple deck loading ramps at its port facilities in Jacksonville and San Juan, the loss of which could have a material adverse effect on the Company. The operation of any marine vessel involves the risk of catastrophic events due to various perils of sea. In addition, port facilities in Jacksonville and San Juan are vulnerable to the risk of hurricanes. In the event of either a total loss of or major damage to its vessels or ramps, the Company cannot assure you that the Company could locate suitable replacements, or if available, that such replacements could be obtained on suitable terms. The Company also could be adversely affected if unexpected maintenance or repairs are required for either of the custom configured ramp systems the Company uses. Although its vessels are insured for loss, the Company does not maintain business interruption insurance. Accordingly, the Company cannot assure you that the loss of, damage to or significant required repair to any of its vessels or port facilities in the future would not have a material adverse effect on its cash flow.

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

Repeal or substantial amendment of the Jones Act could adversely affect its business.

The Jones Act provides that all vessels operating between ports in the United States, including the noncontiguous areas of Puerto Rico, Alaska and Hawaii, must be built, owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect and supported by the U.S. Congress and the current administration. However, the Company can not assure you that the Jones Act will not be repealed or amended in the future. If the Jones Act were to be repealed or substantially amended and, as a consequence, competition were to increase in the Puerto Rico market, its business and cash flow could be adversely affected. In addition, its advantage as a U.S.-citizen operator of Jones Act vessels could be somewhat eroded over time as there continue to be periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

OFFICE FACILITIES

Trailer Bridge is headquartered in Jacksonville, Florida, where it owns a 20,500 square foot office building adjacent to its truck operations center. This facility allows 81 Jacksonville personnel to be centralized in one location. The office building has also been designed so that additions can be constructed to serve the Company’s future needs. The truck operations center property consists of 27.0 acres near Interstate 95, approximately 2 miles from the Company’s marine terminal on Blount Island. In addition to the office building, the property includes an 11,400 square foot tractor maintenance shop where preventative maintenance and repairs are performed, as well as, a trailer washing facility, drivers’ lounge and parking space for tractors and trailers.

The Company maintains small sales office facilities in Georgia, North Carolina, Illinois, Ohio and New Jersey that are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where 16 Puerto Rico administrative and sales personnel are based and executive offices in New York.

PORT FACILITIES

The Company utilizes port facilities in Jacksonville and San Juan where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck. Trailer Bridge’s terminal in Jacksonville is located on Blount Island and consists of a berthing area and 25.2 acres leased from the Jacksonville Port Authority. The lease, which expires in 2013, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. Included in the lease is a triple deck loading ramp funded by the Jacksonville Port Authority that the Company uses to load and unload its triple-deck roll-on/roll-off barges. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume with a minimum guarantee of approximately $1.7 million per year. The Company’s marine terminal in San Juan consists of two berthing areas and 39.0 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo-handling services. This agreement calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. This agreement was renewed October 16, 2006 with an expiration date of November 30, 2010 with renewals at the Company’s option until October 23, 2026. An agreement in principle has been made directly with the San Juan Port Authority for an additional seven acres of land in the port area and we expect a lease to be completed in 2007. The Company believes its present port facilities combined with the additional land lease which we expect to conclude this year is sufficient for its current and future operations. See — RAMP STRUCTURES in Item 1- Business.

The Company believes that all of its facilities and equipment are in good condition, well maintained and able to support its current operations. For additional information concerning the Company’s properties, see the information concerning its fleet of vessels and certain other properties as set forth in “Item 1. Business.”

A substantial portion of the Company’s property and vessels are pledged as collateral for the Company’s long-term debt.

Item 3.   Legal Proceedings

The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims related to personnel matters or for personal injury and property damage incurred in the transportation of freight. The Company presently is a party to litigation arising from vehicle accidents and cargo damage. Management is not aware of any claims or threatened claims that reasonably would be expected to exceed insurance limits or have a material adverse effect upon the Company’s operations or financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the Fourth Quarter of 2006.

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock began trading on the NASDAQ National Market tier of The NASDAQ Stock Market on July 29, 1997 under the symbol TRBR. During 2003, the Company’s Common Stock was transferred to the NASDAQ Small Cap Market. During 2006, the Company moved back to the larger NASDAQ Global Market.

The following table represents the high and low bid quotations for the past two years.

2006	High	Low
First Quarter	$9.50	$8.86
Second Quarter	9.26	7.20
Third Quarter	8.15	6.94
Fourth Quarter	8.75	7.50

2005	High	Low
First Quarter	$9.80	$7.00
Second Quarter	9.60	7.00
Third Quarter	9.94	6.96
Fourth Quarter	9.25	8.41

The following line graph compares the Company’s cumulative total stockholder return on its Common Stock since December 31, 2001, with the cumulative total return of the NASDAQ US Index and the S & P Truckers Index. These comparisons assume the investment of $100 on December 31, 2001 in each index and in the Company’s Common Stock and the reinvestment of dividends. The Company has paid no dividends since its inception and does not anticipate doing so in the foreseeable future. Certain of the Company’s loan documents prevent the payment of cash dividends under certain circumstances. There is no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted in the graph below. The Company makes no predictions as to the future performance of its stock.

	INDEXED RETURNS Years Ending
Company / Index	Dec02	Dec03	Dec04	Dec05	Dec06
Trailer Bridge, Inc.	160.90	414.96	715.79	695.49	646.62
Nasdaq U.S. Index	69.13	103.36	112.49	114.88	126.22
S&P 600 Trucking Index	116.00	145.77	218.79	254.88	227.87

As of March 15, 2007 there were 104 stockholders of record in addition to approximately 1,000 stockholders whose shares were held in nominee name.

The following table sets forth information about the Company’s equity compensation plans.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-averager exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans appoved
by securities holders	1,548,428	$6.13	246,274

Equity compensation plans not
appoved by securities holders

Total	1,548,428	$6.13	246,274

Item 6.   Selected Financial Data

The selected financial data set forth below has been derived from the financial statements of the Company. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto appearing elsewhere in this report.

	2006		2005	2004		2003	2002
	(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenues	$110,250		$105,859	$98,775		$86,434	$75,954
Operating income (loss)	4,851		18,250	8,597		(2,595)	(4,036)
Net (loss) income	(18	)(2)(3)	7,834	4,430		(5,455)	(7,103)
Net (loss) income attributable to common shareholders	(18	)(2)(3)	7,834	2,353		(7,282)	(7,747)
Basic, net (loss) income per common share	(0.00	)(2)(3)	0.67	0.20		(0.74)	(0.79)
Diluted, net (loss) income per common share	(0.00	)(2)(3)	0.64	0.19		(0.74)	(0.79)
BALANCE SHEET DATA:
Working capital (deficit)	15,844		15,427	10,423		(2,041)	(6,452)
Total assets	118,204		119,230	114,226	(1)	61,262	65,406
Long-term debt, capitalized
leases and due to affiliate	105,603		107,631	109,595	(1)	43,340	44,959
Stockholders' equity (capital deficit)	$943	(2)(3)	$782	$(7,090	)(1)	$4,634	$9,000

(1)	During the fourth quarter of 2004 the Company aquired all the assets and certain debt of an affiliate, resulting in the retirement of the Company's Class B Preferred Stock.

(2)	During the first and second quarters of 2006 the Company's two RO/RO vessels underwent required regulatory drydocking. This was expensed during the period incurred in the amount of $12,765,605.

(3)	During the fourth quarter of 2006 the Company adjusted its valuation allowance for its deferred tax asset by approximately $5.0 million or $.42 per share.

Item 7.   Management's Discussion And Analysis Of Financial Condition And Results Of Operations

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight by water to and from Puerto Rico from the continental United States through its terminal facility in Jacksonville, Florida. The Company also earns revenue from the movement of freight within the continental United States by truck when such movement complements its core business of moving freight to and from Puerto Rico. The Company's operating expenses consist of the cost of the equipment, labor, facilities, fuel and administrative support necessary to move freight to and from Puerto Rico and within the continental United States. During 2006 the Company experienced a decline in operating income and the resulting operating ratio which was primarily due to expensing the cost of the required regulatory dry-docking of its two ro/ro vessels that occurred during the first half of the year as well as a significant increase in rent expense on vessels and equipment. This dry-docking expense and the associated disruption to the Company's normal sailing schedule resulted in markedly different operating results in the second half of 2006 compared to the first half and that difference is highlighted following the discussion of overall 2006 results below.

RESULTS OF OPERATIONS

The following table sets forth the indicated items as a percentage of net revenues for the years ended December 31, 2006, 2005 and 2004.

Operating Statement - Margin Analysis
(% of Operating Revenues)

	2006	2005	2004
Operating Revenues	100.0%	100.0%	100.0%
Salaries, wages, and benefits	13.7	15.2	15.5
Rent and purchased transportation:
Related Party	--	--	6.8
Other	23.6	20.8	23.6
Fuel	13.3	13.1	10.3
Operating and maintenance (exclusive of depreciation shown separately below)	20.5	21.5	23.8
Dry-Docking	11.6	0.3	--
Taxes and licenses	0.4	0.3	0.3
Insurance and claims	3.3	3.0	3.3
Communications and utilities	0.5	0.5	0.5
Depreciation and amortization	4.8	4.2	3.1
(Gain) Loss on sale of assets	(0.1)	0.5	(0.0)
Other operating expenses	4.0	3.5	4.0

Total Operating Expenses	95.6	82.9	91.2

Operating income	4.4	17.2	8.7
Net interest expense	(8.9)	(9.7)	(4.2)
Provision for Income taxes	4.5	(0.1)	0.0

Net (loss) income	0.0%	7.4%	4.5%

Year ended December 31, 2006 Compared to Year ended December 31, 2005

The Company’s operating ratio was higher at 95.6% in 2006 compared to 82.9% 2005. The primary reason for this variance results from the Company incurring significant dry-docking expense in 2006. Had the Company used the defer-and-amortize method the operating ratio would have been 85.4% in 2006 compared to 83.2% in 2005. See the reconciliation located on page 19.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units, by sailing route and freight carried:

Volume & Revenue Changes 2006 compared to 2005

	Overall		Southbound		Northbound
Volume Percent Change:
Core container & trailer	(1	.9)%	(3	.8)%	4.3%
Auto and other cargos	(24	.7)%	(26	.8)%	15.1%
SOLs (Shipper owned equipment loads)	(1	.9)%	(9	.9)%	67.0%
Revenue Change ($millions):
Core container & trailer	$2.4		$1.2		$1.2
Auto and other cargos	(2.9)		(3.0)		0.1
SOLs	(0.3)		(0.3)		0.0
Other Revenues	5.1

Total Revenue Change	$4.3

The increase in core container and trailer revenue, and other revenue is primarily due to increases in accessorial charges and freight rates partially offset by volume decreases.

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 87.1% during 2006, compared to 88.9% during 2005. Southbound trailer and container volume remained relatively stable but vessel capacity utilization decreased due to a decrease in the auto and other cargo volume southbound. The Company expects auto volume to increase as a result of contracts signed during the fourth quarter of 2006 that commence in 2007.

The increase in other revenues is primarily attributable to an increase in fuel surcharges. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $16.9 million in 2006 and $11.9 million in 2005. Demurrage, a charge assessed for failure to return empty freight equipment on time, is also included in the Company’s revenues and amounted to $1.6 million in 2006 in comparison to $3.1 million in 2005. Total charterhire revenue amounted to $1.8 million in 2006 and $1.0 million in 2005. Charterhire is rental revenue for vessels not in use in a liner service. Security charges are charges to cover the Company’s expenses beyond the normal security required to ensure the safety of the shipper’s cargo. These charges amounted to $1.9 million in 2006 compared to $1.8 million in 2005.

Operating expenses

Operating expenses increased by $17.8 million, or 20.3% from $87.6 million in 2005 to $105.4 million for 2006. This increase was due primarily to the expense associated with the required regulatory drydocking of the Company’s two ro/ro barges during 2006 totaling $12.8 million. The ro/ro vessels are not scheduled for another drydocking until 2011. Salaries and benefits decreased by $0.9 million or 5.9% primarily due to decreases in fringe benefits and incentive based compensation. Rent and purchased transportation increased by $4.0 million or 18.3% due to increases in fuel surcharges paid to other carriers as well as the increased usage of inland purchased transportation. Fuel expense increased $0.9 million or 6.3% as a result of market price increases. Operating and maintenance expense increased $12.3 million or 53.5% primarily due to required regulatory drydocking of the Company’s two ro/ro barges during 2006. Insurance and claims increased $0.5 million or 14.7% as a result of increases in premiums due to overall market rate increases and an increase in the Company’s inland transportation fleet. Depreciation and amortization expense increased by $0.9 million or 19.4% due to the Company’s purchase of property, plant and equipment. Gain on sale of assets increased by $0.6 million primarily due to the 2005 loss on the sale of a portion of the Company’s over the road equipment. Other operating expenses increased $0.7 million due to an increase in the period expenses related to the Company’s allowance for doubtful accounts, an increase in consulting fees and an increase in security expenses during 2006. As a result, the Company’s operating ratio deteriorated to 95.6% during 2006 from 82.9% during 2005. The Company’s operating ratio, as adjusted to account for dry-docking using the defer-and-amortize method like its peers, deteriorated slightly to 85.4% during 2006 from 83.2% during 2005.

Interest Expense

Interest expense decreased to $10.2 million in 2006 from $10.5 million in 2005 primarily due to the reduction in due to affiliate and Title XI debt principal payments.

Income taxes

Income taxes are calculated using the liability method specified by SFAS No. 109 “Accounting for Income Taxes”. Valuation allowances are provided against deferred tax assets if it is considered “more likely than not” that some portion or the entire deferred tax asset will not be realized.

Management considered such factors as cumulative earnings history in addition to projected results in assessing the need for a valuation allowance. Management concluded that it was more likely than not that a portion of the deferred tax asset would be realized and adjusted the valuation allowance accordingly. The most weight is given to near term budgets and this reduction was calculated by applying a 38% tax rate to the 2007 business plan. As a result of this analysis, the Company recorded a tax benefit of approximately $5.0 million, including a $3.1 million decrease in the valuation allowance during the year ended December 31, 2006.

As a result of the factors described above, the Company reported a slight net loss of $18,093 or $(.00) per share, basic, at December 31, 2006 compared to net income of $7.8 million or $.67 per share, basic, at December 31, 2005.

The financial information provided below reflects the Company’s operating results based on the Company’s election in a prior year to account for its dry-docking cost using the expense-as-incurred method. Management believes that the operating results should be adjusted utilizing the defer-and-amortize method of accounting so as not to distort the operating results due to a dry-docking expense that occurs once every five years. As a result of the Company’s election to use the preferable expense-as-incurred method, the Company is not permitted to change to a less preferable method even though it is predominantly used by its competitors. However, the Company believes this is a meaningful disclosure because (i) during accounting periods where multiple dry-dockings are performed, operating results are not comparable to prior periods or to industry peers, and management and the Company’s board of directors believe providing this measure to shareholders will assist them in making meaningful industry comparisons; (ii) both of the Company’s ro/ro vessels underwent regulatory dry-dockings in the first half of 2006. Note that the dry-docking cost related to the ro/ro vessels that have three decks, each 736’ long are significantly more than the cost of dry-docking the TBC vessels that have a single deck that is 400’ long and were built more recently than the ro/ro vessels; (iii) the defer-and-amortize method of accounting for dry-docking cost is the predominant method used by the Company’s industry peer group; and (iv) the Company’s board of directors and management team evaluates the Company’s operating performance compared to the industry peer group. The Company’s operating results as adjusted, utilizing the defer-and-amortize method to account for dry-docking cost using a 5-year straight line amortization period beginning when the vessels resume service is included below:

	Year Ended December 31,
	2006	2005
Operating income, expense-as-incurred method, as reported	$4,851,334	$18,250,301
add back: dry docking - expense-as-incurred method	12,765,606	292,167
subtract: dry docking - defer and amortize method	(1,535,748)	(656,454)

Operating income, defer and amortize method, as adjusted	$16,081,192	$17,886,014

Operating ratio, expense-as-incurred method	95.6%	82.9%
Operating ratio, defer and amortize method	85.4%	83.2%
Net (loss) income, expense-as-incurred method, as reported	$(18,093)	$7,834,365
add back: dry docking - expense-as-incurred method	12,765,606	292,167
subtract: dry docking - defer and amortize method	(1,535,748)	(656,454)

Net income, defer and amortize method, as adjusted	$11,211,765	$7,470,078

(Loss) earnings per shares basic, expense-as-incurred, as reported	$(0.00)	$0.67
add back: dry docking - expense-as-incurred method, per share	1.08	0.02
subtract: dry docking - defer and amortize, per share	(0.13)	(0.06)

Earnings per shares basic, defer and amortize, as adjusted	$0.95	$0.63

(Loss) earnings per shares diluted, expense-as-incurred, as reported	$(0.00)	$0.64
add back: dry docking - expense-as-incurred method, per share	1.08	0.02
subtract: dry docking - defer and amortize, per share	(0.13)	(0.05)

Earnings per shares diluted, defer and amortize, as adjusted	$0.95	$0.61

Management believes that the dry-docking expense and associated disruptions make a review of all of 2006 results less meaningful than it would otherwise be and points to the breakdown of overall 2006 results shown in the table below. Management believes that the operating results for the second half are a more relevant measure of recent performance.

The following table sets forth the operating results for the six months ended June 30, 2006 compared to the earnings for the six months ended December 31, 2006.

TRAILER BRIDGE, INC.
STATEMENT OF OPERATIONS
SIX MONTHS ENDING JUNE 30 AND DECEMBER 31, 2006

	Six Months Ended June 30, 2006	Six Months Ended December 31, 2006
OPERATING REVENUES	$50,226,379	$60,023,570
OPERATING EXPENSES:
Salaries, wages, and benefits	7,344,522	7,791,338
Rent and purchased transportation	11,653,798	14,349,285
Fuel	7,073,186	7,631,134
Operating and maintenance (excluding depreciation below)	10,822,313	11,748,571
Dry-Docking	12,392,557	373,049
Taxes and licenses	207,054	219,365
Insurance and claims	1,730,159	1,955,173
Communications and utilities	253,395	254,234
Depreciation and amortization	2,640,421	2,637,916
(Gain) loss on sale of assets	46,079	(151,984)
Other operating expenses	2,103,944	2,323,106

	56,267,428	49,131,187

OPERATING (LOSS) INCOME	(6,041,049)	10,892,383

The Company had an operating loss of $6.0 million during the six months ended June 30, 2006 compared to operating income of $10.9 million during the six months ended December 31, 2006. The loss experienced during the first half of 2006 was a result of the required regulatory dry-dockings of its ro/ro vessels.

Year ended December 31, 2005 Compared to Year ended December 31, 2004

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume by sailing route and freight carried:

Volume & Revenue Changes 2005 compared to 2004

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	(3.4)%	(0.4)%	(12.2)%
Auto and other cargos	(22.9)%	(17.1)%	(67.3)%
SOLs (Shipper owned equipment loads)	(25.7)%	(27.8)%	(1.1)%
Revenue Change ($millions):
Core container & trailer	$3.3	$3.7	$(0.4)
Auto and other cargos	(2.8)	(2.1)	(0.7)
SOLs	(0.3)	(0.3)	(0.0)
Other Revenues	6.9

Total Revenue Change	$7.1

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

The increase in other revenues is primarily attributable to an increase in fuel surcharges, demurrage, security charges and charterhire. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $11.9 million in 2005 and $7.0 million in 2004. Demurrage, a charge assessed for failure to return empty freight equipment on time, is also included in the Company’s revenues and amounted to $3.1 million in 2005 in comparison to $2.9 million in 2004. During 2005 total charterhire revenue amounted to $1.0 million in 2005 and $0.7 million in 2004. Charterhire is rental revenue for vessels not in use in a liner service. Security charges are charges to cover the Company’s expenses beyond the normal security required to ensure the safety of the shipper’s cargo. These charges amounted to $1.8 million in 2005 in comparison to $1.3 million in 2004.

Operating expenses

Operating expenses decreased by $2.6 million, or 2.8% from $90.2 million in 2004 to $87.6 million for 2005. This decrease was due primarily to the purchase of primarily leased fixed assets in late 2004 resulting in a lower rent and purchased transportation expense and offset partially by higher depreciation expense. This change was also offset by higher fuel expenses. Salaries and benefits increased by $0.8 million or 5.3% primarily due to increases in salary and incentive based compensation as a result of operating performance combined with increased health care benefits cost, partially offset by lower workers compensation expenses. The related party purchased transportation decrease of $6.7 million was the result of the purchase of the ro/ro barges in December 2004. Rent and purchased transportation decreased by $1.4 million or 5.8% due to the Company purchasing equipment in December 2004 that was previously leased and the increased usage of rail transportation instead of truck transportation. Fuel expense increased $3.6 million or 35.6% as a result of a $3.0 million increase in tug fuel and a $0.6 million increase in truck fuel expense due to market price increases. Operating and maintenance expense decreased $0.5 million or 2.3% primarily due a $0.6 million decrease in tire expenses in 2005 due to a tire replacement program in 2004. Depreciation and amortization expense increased by $1.3 million or 43.4% due to the Company’s purchase of property, plant and equipment, including the ro/ro barges and revenue equipment purchased with the proceeds of the senior secured notes issued December 2004. Loss on sale of assets increased by $0.5 million primarily due to the sale of a portion of the Company’s over the road equipment. Other operating expenses decreased $0.2 million due to lower professional fees in 2005. As a result, the Company’s operating ratio improved to 83% during 2005 from 91% during 2004.

During 2004, the Company had an appraisal performed on its vessels, containers and chassis, which included a review of the useful lives. The results of this appraisal indicated an increase in the useful life of these assets, from the lives originally estimated by the Company. As such, management revised its estimate of the remaining useful lives of chassis, VTMs, vessels and containers to extend the useful lives by approximately 6 to 10 years. During 2004, a change in accounting estimate was recognized to reflect this decision, resulting in a decrease of depreciation expense for 2004 by approximately $409,000 and as an increase in net income of approximately $409,000 or $.03 per basic and diluted share.

Interest Expense

Interest expense increased to $10.5 million in 2005 from $4.2 million in 2004 primarily due to the senior secured debt, which was only outstanding for a portion of the fourth quarter of 2004 compared with the entire year in 2005.

Income taxes

Income taxes are calculated using the liability method specified by SFAS No. 109 “Accounting for Income Taxes”. Valuation allowances are provided against deferred tax assets if it is considered “more likely than not” that some portion or the entire deferred tax asset will not be realized.

During 2005 the Company realized a reversal of approximately $10.9 million of it’s deferred tax asset valuation allowance as a result of the senior secured notes transaction during 2004. As of December 31, 2005, management has recorded approximately $10.0 million as a valuation allowance on its deferred tax asset. Management is continuously evaluating the deferred tax valuation allowance, to determine what portion of the deferred tax asset may be realized in the future. Management’s evaluation includes, among other things, such factors as a history of profitability, a substantial history of operations upon which to base a forecast and a history of accurately forecasting future results of operations.

For the year ended December 2005, while the Company had sufficient net operating loss carry forwards to offset its taxable income, for Alternative Minimum Tax purposes, a corporation is only allowed to reduce (through available NOLs) its AMTI (alternative minimum taxable income) by 90%. The remaining 10% is taxed at a 20% AMT rate. The majority of the current tax expense is related to AMT tax due for 2005 and 2004. See Note 9 to the financial statements.

As a result of the factors described above the Company reported net income of $7.8 million for 2005 compared to net income of $4.4 million in 2004.

Preferred Stock Series “B”

Undeclared Cumulative Dividends – In 2004, the Company recorded undeclared dividends on preferred stock series “B” of $1,115,796. These dividends were recorded because they were contractual obligations, the obligation to pay the dividend was waived in 2004.

Preferred Stock Accretion –. In 2004, the Company recorded Preferred Stock Series “B” accretion of $515,845.

Excess Consideration Transferred to the Holders of the Preferred Stock Over the Carrying Amount – In connection with the acquisition of K-Corp on December 1, 2004, the Company redeemed the Series “B” Preferred Stock for $24 million. In connection with the redemption, the Company recorded the excess of the consideration transferred ($24 million) to the holders of the preferred stock over the carrying amount of the preferred stock, ($23.5 million), and reflected as a subtraction of $0.5 million from net earnings available to common shareholders. This transaction was recorded in accordance with Emerging Issues Task Force D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

As a result of the acquisition of K-Corp and the redemption of the Series “B’ Preferred Stock, the Company did not have these transactions in 2005 and will not in subsequent years.

DIVIDENDS

The Company has not declared or paid dividends on its common stock during the past five years.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.2 million in 2006 compared to net cash provided by operating activities of $13.6 million in 2005. This represented a decrease of $12.4 million from 2005 due primarily to the large cash outlays related to the dry-dockings. The decrease in net cash provided by operating activities was also a result of an increase in accounts receivable related to increased revenue during 2006 offset by an increase in the combination of accounts payable and accrued liabilities related to higher operating expenses. The Company’s expected cash flows from operating activities and the availability under the credit facility will provide sufficient cash flows for future operations. Net cash used in investing activities was $3.6 million in 2006 compared to net cash used in investing activities in 2005 of $6.1 million. The Company spent $3.2 million on purchases and upgrades of equipment during 2006. Also, the Company deposited $1.2 million to comply with its Title XI debt agreement which required the Company to deposit a portion of net earnings (as defined) into a reserve fund until an amount equal to fifty percent of the outstanding balance is reached. Net cash used in financing activities was $2.0 million in 2006 compared to net cash used in financing activities of $2.3 million in 2005 representing a change of $0.3 million primarily the result of a decrease in the amount of loan costs incurred during the period. At December 31, 2006, cash amounted to $6.9 million, working capital was at $15.8 million, and stockholders’ equity was $0.9 million.

Net cash provided by operations was $13.6 million in 2005 compared to net cash provided by operations of $3.1 million in 2004. This represented an increase of $10.5 million from 2004. $9.2 million of the improvement was attributable to increased net income, an improvement in collection activity and timing of payments related to accounts payable. The decrease in accounts payable was facilitated by the Company’s improved profitability. Net cash used in investing activities was $6.1 million in 2005 compared to net cash used in investing activity in 2004 of $23.6 million in 2004. This represented a change of $17.4 million from 2004. $19.8 million of the decrease is directly related to the purchase of equipment primarily the ro/ro vessels and revenue equipment from the proceeds of the senior secured notes in December 2004 which was offset by the $6.3 million of additions added in 2005. Net cash used in financing activities was $2.3 million in 2005 compared to net cash provided by financing activities of $26.2 million in 2004 representing a change of $28.5 million. In December 2004, the Company issued $85 million of Senior Secured notes, using $24 million to redeem the outstanding preferred shares and $14.3 million to pay down the line of credit. At December 31, 2005, cash amounted to $11.4 million, working capital was a $15.4 million, and stockholders’ equity was a $.8 million.

During the fourth quarter of 2006 the Company extended its terminal operating agreement in San Juan until 2010 with options extending to 2026.

The Company has outstanding two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds Due September 30, 2022 and 6.52% Sinking Fund Bonds Due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended. The aggregate principal amount of the Title XI Bonds outstanding at December 31, 2006 was $19.7 million. During 2006 the Company has deposited $1.2 million into a reserve fund that secures the Title XI Bonds. As of December 31, 2006 the balance of this reserve fund was approximately $3.9 million.

As of December 31, 2006, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary “). If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied its obligation to make deposits into the reserve fund. As of December 31, 2006, the Company was in compliance with such restrictions. The debt was not in default, and the lender did not have the right to call the debt.

The Company’s revolving credit facility with Congress Financial Corporation, as amended, provides for a maximum availability of $10 million. The facility provides for interest equal to the prime rate plus 1.5%. The revolving line of credit is subject to a borrowing base formula (approximately $10,000,000 was available under this formula at December 31, 2006) based on a percentage of eligible accounts receivable and expires in April 2007. The revolving credit facility is secured by our accounts receivable. At December 31, 2006, there were no advances drawn on this credit facility. The Company expects to extend this line on more favorable terms.

The Company anticipates capital expenditures of approximately $18.8 million during 2007, primarily consisting of $17.5 million for the purchase of 1,000 new containers and 850 new chassis along with $1.3 million for the purchase of 20 tractors.

The $85 million in 9-¼ % Senior Secured Notes mature on November 15, 2011. Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2005. Prior to November 15, 2008, the Company may redeem some or all of the notes at a make-whole premium. After November 15, 2008, the Company may redeem the notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. In addition, prior to November 15, 2007, the Company may redeem up to 35% of aggregate principal amount of the notes with the net proceeds of certain equity offerings at a redemption price of 109-¼% of the principal amount of the notes, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, restricts (as defined) the Company to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinate debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets.

INFLATION

Inflation has had a minimal effect upon the Company’s operating results in recent years. Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. The Company expects that inflation will affect its costs no more than it affects those of other truckload and marine carriers.

SEASONALITY

The Company’s marine operations are subject to the seasonality of the Puerto Rico freight market where shipments are generally reduced during the first calendar quarter and increased during the third and fourth calendar quarters of each year.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations and commitments. See Notes 3 and 4 of the Notes to Financial Statements for additional information regarding transactions with related parties, long-term debt and operating leases.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$104,714,843	$1,208,902	$2,417,804	$87,417,804	$13,670,333
Due to affiliates	888,133	888,133	--	--	--
Purchase Commitments	17,522,750	17,522,750	--	--	--
Operating Lease Obligations	20,140,517	4,668,692	6,606,289	4,286,457	4,579,079

Total	$143,266,243	$24,288,477	$9,024,093	$91,704,261	$18,249,412

Purchase obligations are reflected in accounts payable and accrued liabilities on the balance sheet and are not reflected in the above table. In addition, the table above does not include contractual interest obligations on the Company’s debt, the cost of labor associated with the lease of tug boats and other purchase obligations that are not material.

TRANSACTIONS WITH AFFILIATES

The Company leased two roll-on/roll-off barge vessels and the use of a ramp system in San Juan from an affiliate, Kadampanattu Corp. (K-Corp), under operating lease agreements until December 2004. Certain stockholders of the affiliate were controlling stockholders of the Company through August 16, 2004. The lease payments were $10,050 per day for each vessel. The vessels were purchased with proceeds from the Senior Secured notes. Total lease expense under these leases from affiliate totaled $6,714,863 in 2004. During 2004, the affiliate agreed to defer $1.5 million of charter hire to be paid by the Company.

In April 2004, the $1.5 million deferred charter hire obligation was combined with the $989,436 of advances into a $2.5 million obligation payable over 36 months with interest at 8.03% a year. In connection with the K-Corp acquisition, this debt was transferred to another affiliate and remained an obligation of the Company as of December 31, 2006. At December 31, 2006, the note had an outstanding balance of $0.9 million.

On August 16, 2004, the Estate of M.P. McLean distributed 1,641,732 shares of common stock to its beneficiaries. This distribution resulted in a decrease of the Estates’ ownership in the Company to approximately 44.7%. On December 1, 2004, the Company purchased 100% of the stock of K Corp. for $32.0 million and the assumption of $9.1 million worth of debt, which was paid off on December 1, 2004 from a portion of the proceeds obtained with the senior secured notes. Previously K-Corp leased to the Company two roll-on / roll-off barge vessels and the use of a ramp system in San Juan.

On December 1, 2004, the Company acquired 100% of the outstanding stock of K Corp. with a portion of the proceeds obtained from the senior secured notes. As a result of the purchase, the Company was able to improve its operating results by eliminating the lease payments and replacing them with interest expense resulting from the notes on the senior secured debt and depreciation expense of the acquired ro/ro vessels. The Company paid $32.0 million and assumed debt of $9.1 million, which was paid off on December 1, 2004.

As noted above, the Company purchased the stock of K-Corp for $41.1 million, thereby acquiring K-Corp’s assets, which had a historical carrying value of $48.9 million. Since the Company and K-Corp had similar controlling shareholders, the Company recorded K-Corp’s assets at the historical carrying value of $24.9 million and estimated the value of the Company’s redeemed preferred stock to approximate its liquidation value. The excess of the historical carrying value over the amount paid is recorded as a $7.8 million capital contribution on the Statement of Changes in (Capital Deficit) Stockholders Equity.

The assets acquired are as follows:
2004
Vessels	$24,150,632
Land	750,000
Investment in Company Preferred Stock Series B	24,000,000

Total assets acquired	$48,900,632

The purchase price is as follows:
2004
Cash paid by Company	$32,000,000
Long term debt acquired in connection with the K-Corp Acquisition	9,132,306

Purchase price of assets acquired	$41,132,306

Capital Contribution received as a result of acquisition of an affiliate	$7,768,326

On December 1, 2004, in connection with the acquisition of K-Corp the Company redeemed the preferred stock Series B for $24 million. In connection with this redemption the Company recorded the excess of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock on the Company’s balance sheet as a subtraction from net earnings to arrive at net earnings available to common shareholders.

The redemption of the preferred stock is as follows:

2004
Purchase price paid to K-Corp	$24,000,000
Accreted carrying amount of the Company	23,543,702

Excess consideration given to the shareholders over the
carrying value of the Preferred Class B securities	$(456,298)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in these financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

The Company’s accounting policies are more fully described in Note 1 to the financial statements. Certain critical accounting policies are described below.

Revenue Recognition. Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. Demurrage and charterhire revenue are included in our revenues. Demurrage is a charge assessed for failure to return empty freight equipment on time. Charter hire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of our customers. These amounts are computed daily and included in “Operating Revenue.”

Useful Life and Salvage Values. The Company reviews the selections of estimated useful lives and salvage values for purposes of depreciating our property and equipment. Depreciable lives of property and equipment range from 2 to 40 years. Estimates of salvage value at the expected date of trade-in or sales are based on the expected values of equipment at the time of disposal. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and ultimately, the gain or losses on the disposal of the asset. For instance, the Company recognized a gain of $105,905 in 2006 and a loss of $508,624 in 2005 on the disposal of assets.

Repairs and Maintenance. The Company expenses repairs and maintenance as incurred. Every five years the Company’s vessels are required to go through regulatory drydocking. The Company elected, in a prior year, to account for its drydocking costs using the expense-as-incurred method as opposed to the defer-and-amortize method predominantly used by the Company’s industry peer group. The Company elected the expense-as-incurred method for accounting for these required regulatory drydocking costs as it is the method preferred by the Securities and Exchange Commission. See the tables on page 19 for a discussion and analysis of the effect of using the expense-as-incurred method as compared with the defer-and-amortize method.

Impairment Of Long-Lived Assets. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to our carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected operating cash flows, replacement costs of such assets, business plans and overall market conditions. The Company determines undiscounted projected net operating cash flows and compares it to the carrying value. In the event that impairment occurred, the Company would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. The Company estimates fair value primarily through the use of third party valuations. The Company recognized no impairments in 2004, 2005 or 2006.

Uncollectible Accounts. The Company records a monthly provision based on specific known collectibility problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, and adjusts the provision account to the calculated balance. It is our policy to write off receivables once it is determined that additional efforts of collection will not result in the receipt of the receivable. During the years-ended December 31, 2006, 2005 and 2004 the Company provided $1,096,763, $1,202,003 and $1,467,438, respectively for uncollectible accounts. The Company records this expense in other operating expenses. The trade receivable balances during the corresponding period were $16.1 million, $15.2 million and $15.6 million for 2006, 2005 and 2004 respectively. The trade receivable balance increase in 2006 of $0.9 million as well as the allowance account balance increase of $258,158 and $185,618 in 2006 and 2005 respectively was due to increased revenue in 2006 and 2005.

Income taxes. Income taxes are calculated using the liability method specified by SFAS No. 109 “Accounting for Income Taxes”. Valuation allowances are provided against deferred tax assets if it is considered “more likely than not” that some portion or the entire deferred tax asset will not be realized.

Management records a valuation allowance to reduce the Company’s net deferred tax assets to the amount that is more-likely-than-not to be realized. Management has considered such factors as cumulative earnings history in addition to projected results in assessing the need for a valuation allowance, in the event management was to determine that the Company would be able to realize its deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance would decrease income tax expense in the period such determination was made.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the "Act"). The Act instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the regular U.S. corporate income tax on the taxable income from such vessels. The Company is evaluating the merits and requirements related to such an election.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with less management judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited financial statements and notes thereto which begin on page 32 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recently Issued Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, ” The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. The Company is currently evaluating the impact of SFAS 159, if any, on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88 and 132(R)” (“SFAS 158”). This statement requires an employer to recognize the funded status of a benefit plan as an asset or liability in its financial statements. The funded status is measured as the difference between plan assets at fair value and the plan’s specific benefit obligation, which would be the projected benefit obligation. Under SFAS 158, the gains or losses and prior service cost or credits that arise in a period but are not immediately recognized as components of net periodic benefit expense will now be recognized, net of tax, as a component of other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 is not expected to have any effect on the Company’s financial position or net earnings.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron-curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 did not have any effect on the Company’s financial position, net earnings or prior year financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For Trailer Bridge, SFAS 157 is effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating this standard to determine its impact, if any, on the Company's financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect, if any, this Interpretation will have on its financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” These statements become effective January 1, 2007 and are not expected to have a material effect on the Company's financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company has limited it’s exposure to market risk from changes in interest rates, because all of the variable debt previously held by the Company was converted to fixed debt in December 2004. For the current year, the estimated fair value of the Company’s long-term debt was greater than the carrying values by approximately $3,028,020. This difference in the fair value and the carrying value is based on the anticipated increase in the Company’s prime-lending rate over the term of the Company’s fixed rate debt.

The Company has no interest rate swap or hedging agreements at December 31, 2006.

(Dollars in Thousands)

Long Term Debt:

	2007	2008	2009	2010	2011 & After	Total	Fair Value
Fixed Rate	$2,097,034	$1,208,902	$1,208,902	$1,208,902	$99,879,236	$105,602,976	$108,630,996
Average Interest Rate	8.77%	8.80%	8.72%	8.64%	8.56%	8.70%
Variable Rate	--	--	--	--	--	--	--
Average Interest Rate	--	--	--	--	--	--	--
Total	$2,097,034	$1,208,902	$1,208,902	$1,208,902	$99,879,236	$105,602,976	$108,630,996

Item 8.   Financial Statements and Supplementary Data

TRAILER BRIDGE, INC.

Financial Statements for each of the Three Years in the Period Ended December 31, 2006 and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Trailer Bridge, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the financial statement schedule listed in Item 15(a). These financial statements and the accompanying schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailer Bridge, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, in 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payments,” utilizing the modified prospective transition method effective January 1, 2006.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
Certified Public Accountants

Miami, Florida
March 27, 2007

TRAILER BRIDGE, INC.
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,909,885	$11,389,259
Trade receivables, less allowance for doubtful
accounts of $864,875 and $606,717	16,076,170	15,184,182
Other receivables	7,027	7,611
Prepaid expenses	1,630,375	1,685,498
Deferred income taxes, net	4,975,360	--

Total current assets	29,598,817	28,266,550
Property and equipment, net	79,966,635	82,679,679
Other assets	8,638,226	8,283,673

TOTAL ASSETS	$118,203,678	$119,229,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,444,805	$6,191,360
Accrued liabilities	5,647,988	3,866,607
Unearned revenue	565,194	759,023
Current portion of long-term debt	1,208,902	1,208,902
Current portion of due to affiliate	888,133	813,289

Total current liabilities	13,755,022	12,839,181
Due to affiliate	--	893,757
Long-term debt, less current portion	103,505,941	104,714,843

TOTAL LIABILITIES	117,260,963	118,447,781

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value, 1,000,000, shares authorized;
no shares issued or outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares
authorized; 11,787,787 and 11,775,652 shares issued and
outstanding	117,878	117,757
Additional paid-in capital	52,357,352	52,178,786
Deficit	(51,532,515)	(51,514,422)

TOTAL STOCKHOLDERS' EQUITY	942,715	782,121

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,203,678	$119,229,902

See accompanying summary of accounting policies and notes to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
OPERATING REVENUES	$110,249,949	$105,858,617	$98,774,666
OPERATING EXPENSES:
Salaries, wages, and benefits	15,135,860	16,084,332	15,277,446
Rent and purchased transportation:
Related party	--	--	6,714,863
Other	26,003,083	21,985,735	23,340,757
Fuel	14,704,320	13,830,796	10,202,207
Operating and maintenance (excluding depreciation below)	22,570,884	22,727,418	23,557,052
Dry-Docking	12,765,606	292,167	--
Taxes and licenses	426,419	339,426	282,483
Insurance and claims	3,685,332	3,213,150	3,298,460
Communications and utilities	507,629	503,744	524,044
Depreciation and amortization	5,278,337	4,419,694	3,081,916
(Gain) loss on sale of assets	(105,905)	508,624	(25,482)
Other operating expenses	4,427,050	3,703,230	3,924,260

	105,398,615	87,608,316	90,178,006

OPERATING INCOME	4,851,334	18,250,301	8,596,660
NONOPERATING (EXPENSE) INCOME:
Interest expense	(10,249,671)	(10,525,939)	(4,174,300)
Interest income	412,876	227,535	7,244

(LOSS) INCOME BEFORE BENEFIT (PROVISION) FOR INCOME	(4,985,461)	7,951,897	4,429,604
BENEFIT (PROVISION) FOR INCOME TAXES	4,967,368	(117,532)	11,006

NET (LOSS) INCOME	(18,093)	7,834,365	4,440,610
ACCRETION OF PREFERRED STOCK DISCOUNT	--	--	(515,845)
UNDECLARED CUMULATIVE DIVIDEND	--	--	(1,115,796)
EXCESS OF CONSIDERATION TRANSFERRED TO HOLDERS OF THE PREFERRED STOCK OVER THE CARRYING AMOUNT	--	--	(456,298)

NET (LOSS) INCOME ATTRIBUTABLE TO	$(18,093)	$7,834,365	$2,352,671
COMMON SHARES

PER SHARE AMOUNTS:
NET (LOSS) INCOME PER SHARE BASIC	$(0.00)	$0.67	$0.20

NET (LOSS) INCOME PER SHARE DILUTED	$(0.00)	$0.64	$0.19

        See accompanying summary of accounting policies and notes to financial statements

TRAILER BRIDGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT) FOR THE YEARS ENDED December 31, 2006, 2005 and 2004

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2004	19,550	$1,920,835	24,000	$23,027,857	9,783,235	$97,832
Accretion of preferred stock discount				515,845
Options exercised					23,943	239
Conversion of preferred stock
Series A into common shares	(19,550)	(1,920,835)			1,955,000	19,550
Redemption of preferred stock			(24,000)	(23,543,702)
Excess of carrying value over the
purchase assets (Note 5)
Capital contribution as a result of
acquistion of affiliate
Net Income

Balance, December 31, 2004	--	--	--	--	11,762,178	117,621
Options exercised					13,474	136
Net Income

Balance, December 31, 2005	--	--	--	--	11,775,652	117,757

Compensation - Stock Options
Options Exercised					12,135	121
Net Loss

Balance, December 31, 2006	--	$--	--	$--	11,787,787	$117,878

See accompanying summary of accounting policies and notes to financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT) FOR THE YEARS ENDED December 31, 2006, 2005 and 2004

	Additional Paid-In Capital	Deficit	Total
Balance, January 1, 2004	$42,404,394	$(62,817,254)	$4,633,664
Accretion of preferred stock discount		(515,845)	--
Options exercised	66,981		67,220
Conversion of preferred stock Series A into common shares	1,901,285		--
Redemption of preferred stock Series B			(23,543,702)
Excess of carrying value over the
purchase assets (Note 5)		(456,298)	(456,298)
Capital contribution as a result of
acquistion of affiliate	7,768,326		7,768,326
Net Income		4,440,610	4,440,610

Balance, December 31, 2004	52,140,986	(59,348,787)	(7,090,180)
Options exercised	37,800		37,936
Net Income		7,834,365	7,834,365

Balance, December 31, 2005	52,178,786	(51,514,422)	782,121

Compensation - Stock Options	144,089		144,089
Options Exercised	34,477		34,598
Net (Loss)		(18,093)	(18,093)

Balance, December 31, 2006	$52,357,352	$(51,532,515)	$942,715

See accompanying summary of accounting policies and notes to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED December 31, 2006, 2005 and 2004

	December 31, 2006	December 31, 2005	December 31, 2004
Operating activities:
Net (loss) income	$(18,093)	$7,834,365	$4,440,610
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	6,118,408	5,162,066	3,816,041
Provision for doubtful accounts	1,096,763	1,202,003	1,467,438
Deferred tax benefit	(4,975,360)	--	--
Noncash compensation	144,089	--	--
(Gain) loss on sale of fixed assets	(105,905)	508,624	(25,482)
Decrease (increase) in:
Trade receivables	(1,988,751)	(795,601)	(6,038,648)
Other receivables	584	1,950	7,327
Prepaid expenses	55,123	632,252	(461,298)
Increase (decrease) in:
Accounts payable	(746,555)	(739,499)	(1,571,427)
Accrued liabilities and related party charterhire	1,781,380	335,133	965,786
Unearned revenue	(193,829)	(499,869)	511,348

Net cash provided by operating activities	1,167,854	13,641,424	3,111,695

Investing activities:
Purchase of property and equipment	(3,194,354)	(6,322,936)	(1,888,688)
Proceeds from sale of property and equipment	747,658	804,237	194,019
Additions to other assets	(1,201,775)	(596,621)	(2,095,156)
Acquistion of K-Corp Assets	--	--	(8,000,000)
Exercise of equipment purchase options	--	--	(11,770,743)

Net cash used in investing activities	(3,648,471)	(6,115,320)	(23,560,568)

Financing activities:
Payments on borrowing on revolving line of credit	--	--	(5,779,481)
Payments on borrowing from affiliate	(818,913)	(755,091)	(5,319,332)
Exercise of stock options	34,598	37,936	67,220
Principal payments on notes payable	(1,208,902)	(1,208,902)	(18,251,471)
Loan costs	(5,540)	(406,368)	(5,497,444)
Redemption of Preferred Stock Series B	--	--	(24,000,000)
Proceeds from Senior Secured Debt	--	--	85,000,000

Net cash (used in) provided by financing activities	(1,998,757)	(2,332,425)	26,219,492

Net (decrease) increase in cash and cash equivalents	(4,479,374)	5,193,679	5,770,619
Cash and cash equivalents, beginning of the period	11,389,259	6,195,580	424,961

Cash and cash equivalents, end of period	$6,909,885	$11,389,259	$6,195,580

See accompanying summary of accounting policies and notes to financial statements

TRAILER BRIDGE, INC.
STATEMENTS OF CASH FLOWS CONTINUED
YEARS ENDED December 31, 2006, 2005 and 2004

Supplemental cash flow information and non-cash investing and financing activities:

	2006	2005	2004
Cash paid for interest	$10,424,813	$9,642,041	$3,512,239

Cash paid for income taxes	7,992	103,487

Debt assumed on purchased assets purchased from affiliate	--	--	9,132,306

Capital Contribution resulting from acquisition of K-Corp	$--	$--	$7,768,326

See accompanying summary of accounting policies and notes to financial statements

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004

NOTE 1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Trailer Bridge, Inc. (the “Company”) is a domestic trucking and marine transportation company with contract and common carrier authority. Highway transportation services are offered in the continental United States, while marine transportation is offered between Jacksonville, Florida and San Juan, Puerto Rico.

Cash and Cash Equivalents — The Company considers cash on hand and amounts on deposit with financial institutions with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts — The Company records a monthly provision based on specific known collectibility problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, and adjusts the provision account to the calculated balance. It is the Company’s policy to write off receivables once it is determined that additional efforts of collection will not result in the receipt of the receivable.

Property and Equipment — Property and equipment are carried at cost. Property and equipment are depreciated to their estimated salvage values on a straight-line method based on the following estimated useful lives:

Years
Buildings and structures	40
Office furniture and equipment	6-10
Leasehold improvements	2-12
Freight equipment:	4-40
Vessels	20-40
Tractors	4-6
Containers, Chassis and VTM's	18-22
Trailers	12

During 2004, the Company had an appraisal performed on its vessels, containers and chassis, which included a review of the useful lives. The results of this appraisal indicated an increase in the useful life of these assets, from the lives originally estimated by the Company. As such, management revised its estimate of the remaining useful lives of chassis, VTMs (Specialized containers for carrying vehicles), vessels and containers to extend the useful lives by approximately 6 to 10 years.

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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

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

Revenue Recognition and Classification — Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period; commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. Demurrage and charterhire revenue are included in our revenues. Demurrage is a charge assessed for failure to return empty freight equipment on time. Charterhire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of our customers. These amounts are computed daily and included in “Operating Revenue.”

Income Taxes – Income taxes are calculated using the liability method specified by SFAS No. 109 “Accounting for Income Taxes”. Valuation allowances are provided against deferred tax assets if it is considered “more likely than not” that some portion or the entire deferred tax asset will not be realized.

Management records a valuation allowance to reduce the Company’s net deferred tax assets to the amount that is more-likely-than-not to be realized. Management has considered such factors as cumulative earnings history, especially the most recent six months, in addition to projected results in assessing the need for a valuation allowance.

Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing earnings applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Stock-Based Compensation — In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

The Company adopted SFAS 123R using the modified prospective method effective January 1, 2006, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of SFAS 123R. The pro forma effect of the 2005 and 2004 prior periods is as follows and has been disclosed to be consistent with prior accounting:

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

	2005	2004
Net income attributable to common shares, as reported	$7,834,365	$2,352,671
Total stock-based employee compensation cost included in
the determination of net loss, net of related tax effects
Total stock-based employee compensation
cost determined under fair value method
for all awards, net of related tax effects	(234,733)	(368,993)

Net income, pro forma	$7,599,632	$1,983,678

Income per common share:
Basic, as reported	$0.67	$0.20
Diluted, as reported	$0.64	$0.19
Basic, pro forma	$0.65	$0.17
Diluted, pro forma	$0.62	$0.15

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, ” The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. The Company is currently evaluating the impact of SFAS 159, if any, on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88 and 132(R)” (“SFAS 158”). This statement requires an employer to recognize the funded status of a benefit plan as an asset or liability in its financial statements. The funded status is measured as the difference between plan assets at fair value and the plan’s specific benefit obligation, which would be the projected benefit obligation. Under SFAS 158, the gains or losses and prior service cost or credits that arise in a period but are not immediately recognized as components of net periodic benefit expense will now be recognized, net of tax, as a component of other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 is not expected to have a significant effect on the Company's financial position or earnings.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “ Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ..” Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron-curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not have any effect on the Company’s financial position, net earnings or prior year financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For Trailer Bridge, SFAS 157 is effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating this standard to determine its impact, if any, on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect, if any, this Interpretation will have on its financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” These statements become effective January 1, 2007 and are not expected to have a material effect on the Company’s financial statements.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

2.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consist of the following:

	2006	2005
Freight equipment	$100,540,269	$99,471,113
Office furniture and equipment	3,798,968	4,461,769
Buildings and structures	2,714,116	2,644,265
Land	1,254,703	1,254,703
Leasehold improvements	1,208,537	1,894,546

	109,516,593	109,726,396
less accumulated depreciation and amortization	(29,549,958)	(27,046,717)

	$79,966,635	$82,679,679

Depreciation and amortization expense on property and equipment was $5,278,337, $4,419,694, and $3,081,916 in 2006, 2005 and 2004, respectively.

The Company anticipates capital expenditures of approximately $18.8 million during 2007, primarily consisting of $17.5 million for the purchase of 1,000 new containers and 850 new chassis along with $1.3 million for the purchase of 20 tractors.

3.  TRANSACTIONS WITH RELATED PARTIES

The Company leased two roll-on/roll-off barge vessels and the use of a ramp system in San Juan from an affiliate, Kadampanattu Corp. (K-Corp), under operating lease agreements until December 2004. Certain stockholders of the affiliate were controlling stockholders of the Company through August 16, 2004. The lease payments were $10,050 per day for each vessel. Total lease expense under these leases from affiliate totaled $6,714,863 and $7,336,500 in 2004 and 2003, respectively. During 2004 the affiliate, agreed to defer $1.5 million of charter hire to be paid by the Company, in 2004. During 2002, the Company issued to this affiliate $24 million before discount of non-convertible preferred stock Series B as payment for indebtedness, amounts deferred under the long-term charters of the Company and an advance portion of the 2003 charterhire. The Series B Preferred Stock was redeemed in December 2004.

During the quarter ended June 30, 2002 the Company borrowed $5 million from an affiliate, with interest at the rate of 8.03% a year. Certain stockholders of the affiliate were also principal stockholders of the Company. The proceeds of this borrowing were used to repay the $3 million borrowed under the revolving credit agreement, and to provide $2 million in working capital. Amounts outstanding were $4,933,205 at December 31, 2004. In April 2004, the $4,933,205 related party obligation was rescheduled from October 2004 to May 2007. In connection with the Senior Secured debt offering, a portion of the proceeds was used to payoff this obligation in December 2004. In addition during 2002, the same affiliate purchased preferred convertible stock Series A for $2 million. The preferred stock Series A had a liquidation preference of $2 million. The preferred stock Series A, pursuant to its terms was converted into 1,955,000 common shares in July of 2004. In April 2004, the $1.5 million deferred charter hire obligation was combined with the $989,436 of advances into a $2.5 million obligation payable over 36 months with interest at 8.03% a year. In connection with the K-Corp acquisition, this debt was transferred to another affiliate and remained an obligation of the Company as of December 31, 2006.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

On December 1, 2004 the Company acquired 100% of the outstanding stock of K-Corp (See Note 5).

4.  LONG-TERM DEBT AND DUE TO AFFILIATES

Following is a summary of long-term debt at December 31, 2006 and 2005:

	2006	2005
Senior secured notes maturing on November 15, 2011; Interest on the notes is payable semi-annually on each May 15 and November 15 beginning on May 15, 2006. The notes accrue interest at 9 1/4% per year on the principal amount. The notes are collateralized by a first priority lien on two roll-on/roll-off barges, certain equipment and the Jacksonville, Florida office and terminal, including associated
real estate, with a carrying value of $52.1 million	$85,000,000	$85,000,000
Ship-financing bonds and notes (Title XI) maturing on March 30, 2023;
payable in semi-annual installments of principal and interest;
interest is fixed at 6.52%; collateralized by vessels with a carrying value of
$14,337,022 at December 31,2006; amount is guaranteed by
The United States of America under the Title XI Federal Ship Financing Program	12,290,148	13,035,006
Ship-financing bonds and notes (Title XI) maturing on September 30, 2022;
payable in semi-annual installments of principal and interest; interest is fixed at 7.07%; collateralized by vessels with a carrying value of $9,245,525 at
December 31, 2006; amount is guaranteed by The United States of America under
the Title XI Federal Ship Financing Program	7,424,695	7,888,739
Unsecured related party debt maturing December 2007; payable in monthly
installments of principal and interest; interest at a rate of 8.03%;	888,133	1,707,046

	105,602,976	107,630,791
Less current portion	(2,097,035)	(2,022,191)

	$103,505,941	$105,608,600

(A)   SENIOR SECURED NOTES
The $85 million in 9-¼ % Senior Secured Notes mature on November 15, 2011. Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2005. Prior to November 15, 2008, the Company may redeem some or all of the notes at a make-whole premium. After November 15, 2008, the Company may redeem the notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. In addition, prior to November 15, 2007, the Company may redeem up to 35% of aggregate principal amount of the notes with the net proceeds of certain equity offerings at a redemption price of 109 ¼ % of the principal amount of the notes, plus accrued and unpaid interest to the date of redemption. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, restricts (as defined) the Company to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinate debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets. The notes are secured by a first priority lien for the benefit of the holders of the notes on our two roll-on/roll-off barges, certain equipment and our Jacksonville, Florida office and terminal, including associated real estate. The notes are subordinated to the Title XI debt collateralized by the TBC (Triplestack Box Carriers) barges.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

(B)   SHIP FINANCING BONDS AND NOTES
In the first quarter of 2004, the Company received approval to reschedule principal payments over the remaining life of each Title XI issue. As rescheduled, the Company’s semi-annual principal payments increased to $232,022 and $372,429 respectively. In addition, in connection with obtaining the consent of the Secretary of Transportation of the United States of America (the “Secretary”) to offer and sell senior secured the notes, in December 2004 the Company deposited approximately $2.0 million into a reserve fund that secures the Title XI Bonds and during 2006 the Company deposited an additional $1.1 million. As of December 31, 2006 and 2005, the Company did not comply with the financial covenants relating to certain leverage ratios contained in the Title XI debt agreements. The default provisions of the Title XI covenants provide that, in the event of default, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary. The Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary under Title XI and liens incurred in ordinary course of business. However, none of the foregoing restrictions will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied our obligation to make deposits into the reserve fund. In November 2004, the Company received permission from the Secretary to issue $85 million in Senior Secured Notes and to use the proceeds of this transaction to fund the acquisition of K Corp., repay K Corp.‘s indebtedness, repay our existing debts, and exercise certain equipment purchase options on equipment previously leased. As of December 31, 2006 and 2005, the Company has not performed any such restricted financial activities and therefore, it’s in compliance with such restrictions. As such, the debt was not in default, and the lender did not have the right to call the debt. The United States of America under the Title XI Federal Ship Financing Program guarantees the bonds.

According to the Title XI debt agreement based on adjusted earnings as defined by the agreement, the Company is required to make a deposit into a reserve fund that secures the Title XI Bonds. As of December 31, 2006 and 2005, the total amount held in deposit was $3.9 million and $2.7 million, which are included within other assets on the balance sheet. The Company does not have a deposit requirement based on adjusted earnings as defined by the agreement through December 2006. Under certain circumstances, the Title XI debt agreement requires an annual deposit until an amount equal to fifty percent of the outstanding balance is reached which is approximately $9.9 million as of December 31, 2006.

(C)   REVOLVING LINE OF CREDIT
The Company’s revolving credit facility with Congress Financial Corporation as amended provides for a maximum availability of $10 million. The agreement provides for interest equal to the prime rate plus 1.5%. The revolving line of credit is subject to a borrowing base formula (approximately $10,000,000 was available under this formula at December 31, 2006) based on a percentage of eligible accounts receivable and expires in April 2007. The revolving credit facility is secured by our accounts receivable. At December 31, 2006, there were no advances drawn on this credit facility. The Company expects to extend this line on more favorable terms.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

(D)   UNSECURED RELATED PARTY DEBT
As of December 31, 2006, $0.9 million of related party debt is outstanding. This debt arose in a prior year from deferred charterhire payments to K Corp., has an interest rate of 8.03% and is payable in 36 equal monthly installments beginning in January 2005. This debt is scheduled to be fully repaid during 2007.

Following are maturities of long-term debt at December 31, 2006:

2007	$2,097,035
2008	1,208,902
2009	1,208,902
2010	1,208,902
2011	86,208,902
Thereafter	13,670,333

$105,602,976

5.  ACQUISTION OF K-CORP.

On December 1, 2004, the Company acquired 100% of the outstanding stock of K Corp. with a portion of the proceeds obtained from the senior secured notes. Previously K-Corp leased to the Company two roll-on/roll-off barge vessels and the use of a ramp system in San Juan. As a result of the purchase, the Company was able to improve its operating results by eliminating the lease agreements and replacing them with interest expense resulting from the notes on the senior secured debt and depreciation expense of the acquired ro/ro vessels. The Company paid $32.0 million and assumed debt of $9.1 million, which was paid off on December 1, 2004. These obligations were paid with a portion of proceeds of the senior secured debt. Certain pro-forma adjustments were made to eliminate lease expense previously paid to K-Corp related to the ro/ro vessels, cumulative undeclared dividends and accretion related to the Preferred Series B Stock and additionally include increased depreciation on the ro/ro vessels and interest on the senior secured notes issued by the Company on December 1, 2004.

The following tables highlight on a pro forma basis the results of 2004 as if these transactions took place in the beginning of the year:

Year Ended December 31,
2004 (unaudited)
Revenues	$98,774,666
Income (loss) attributable to common shares	6,846,723
Earnings (loss) per share, basic	0.58
Earnings (loss) per share, diluted	0.57

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

The Company purchased the stock of K-Corp for $41.1 million. In this connection, the Company acquired K-Corp’s assets, which had a historical carrying value of $48.9 million. Since the Company and K-Corp had similar controlling shareholders, the Company recorded K-Corp’s assets at the historical carrying value of $24.9 million and estimated the value of the preferred stock to approximate its liquidation value. The excess of the historical carrying value over the amount paid is recorded as a $7.8 million capital contribution on the Statement of Changes in Stockholders Equity (Capital Deficit).

The assets acquired are as follows:

2004
Vessels	$24,150,632
Land	750,000
Investment in Preferred Stock Series B	24,000,000

Total assets acquired	$48,900,632

The purchase price is as follows:

2004
Cash paid by Company	$32,000,000
Long term debt acquired in connection with the K-Corp Acquisition	9,132,306

Purchase price of assets acquired	$41,132,306

Capital contribution as a result of acquisition of affiliate	$7,768,326

On December 1, 2004, in connection with the acquisition of K-Corp the Company redeemed the preferred stock Series B for $24 million. In connection with this redemption the Company recorded the excess of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock on the Company’s balance sheet as a subtraction from net earnings to arrive at net earnings available to common shareholders.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

The redemption of the preferred stock is as follows:

2004
Purchase price paid to K-Corp	$24,000,000
Accreted book value of the Company	23,543,702

Excess consideration given to the shareholders over the
carrying value of the Preferred Class B securities	$(456,298)

6.  OPERATING LEASES

The Company has various operating lease agreements principally for land leases, office facilities, charterhire, tug charter and equipment. The Company also has a lease agreement with the Port Authority of Jacksonville, whereas, monthly rent is calculated based on the total tonnage shipped, with an annual minimum guarantee of approximately $1.7 million. During the periods ended December 31, 2006, 2005 and 2004, the Company did not exceed the minimum tonnage under this lease agreement to require additional rent. During the fourth quarter of 2006 the Company extended its terminal operating agreement in San Juan, Puerto Rico until 2010 with options extending to 2026. In addition, the Company is responsible for all fuel cost for its tug charter hire agreements.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2006 are as follows:

2007	$4,668,692
2008	3,750,502
2009	2,855,787
2010	2,528,813
2011	1,757,644
Thereafter	4,579,079

$20,140,517

Rent expense for all operating leases, including leases with terms of less than one year, was $13,073,117, $12,012,990 and $21,851,549 for 2006, 2005 and 2004, respectively.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

7.  OTHER ASSETS

Other assets consist of the following at December 31, 2006 and 2005:

	2006	2005
Debt Issuance Costs, net of accumulated amortization	$4,537,332	$5,355,716
Title XI Restricted Deposit	3,856,212	2,699,246
Other	244,682	228,711

	$8,638,226	$8,283,673

Amortization expense related to loan costs for the years ended December 31, 2006, 2005 and 2004 was $912,060, $852,920 and $734,124, respectively.

8.  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2006 and 2005:

	2006	2005
Marine expense	$1,959,559	$859,396
Interest	1,314,373	1,483,976
Other	890,831	233,492
Salaries and wages	673,919	687,664
Rent	452,237	230,267
Fringe benefits	326,922	341,042
Taxes	30,147	30,770

	$5,647,988	$3,866,607

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

9.  INCOME TAXES

The benefit (provision) for income taxes is comprised of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Current:
Federal	$136	$(116,395)	$--
State	(8,128)	(1,137)	11,006

	(7,992)	(117,532)	11,006

Deferred
Federal	1,533,851	(2,549,633)	(1,456,906)
State	291,019	(494,209)	(276,420)

	1,824,870	(3,043,842)	(1,733,326)
Valuation allowance reduction	3,150,490	3,043,842	1,733,326

Total income tax benefit (provision)	$4,967,368	$(117,532)	$11,006

Income tax benefit (provision) for the years ended December 31, 2006, 2005 and 2004 differs from the amounts computed by applying the statutory Federal corporate rate to income (loss) before benefit (provision) for income taxes. The differences are reconciled as follows:

	2006	2005	2004
Tax benefit (provision) at statutory Federal rate	$1,695,056	$(2,703,645)	$(1,515,293)
Decrease in deferred tax asset
valuation allowance	3,150,490	3,043,842	1,733,326
Nondeductible expenses	(69,605)	(77,282)	(39,763)
State income taxes, net of Federal benefit	191,427	(380,447)	(167,264)

Total income tax benefit (provision)	$4,967,368	$(117,532)	$11,006

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

The components of the Company’s net deferred tax asset at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$30,163,871	$27,546,055
Employee stock option	2,835,803	2,835,804
Intangible Asset	129,945	159,572
Allowance for doubtful accounts	328,652	230,552
Accrued vacation	108,127	106,922
Other	105,573	132,119

Gross deferred assets	33,671,971	31,011,024
Deferred tax liabilities:
Fixed asset basis	21,787,654	20,976,842

Gross deferred tax liabilities	21,787,654	20,976,842
Deferred tax asset valuation allowance	6,908,957	10,034,182

Net deferred tax asset	$4,975,360	$--

The Company has recorded various deferred tax assets as reflected above. In assessing the ability to realize the deferred tax assets, management considers, whether it is more likely than not, that some portion, or the entire deferred tax asset will be realized. The ultimate realization is dependent on generating sufficient taxable income in future years. Management considered such factors as cumulative earnings history in addition to projected results in assessing the need for a valuation allowance. Management concluded that it was more likely than not that a portion of the deferred tax asset would be realized and adjusted the valuation allowance accordingly. The most weight is given to near term budgets and this tax benefit was calculated by applying a 38% tax rate to the 2007 business plan. As a result of this analysis, the Company recorded a tax benefit of approximately $5.0 million, including a $3.1 million decrease in the valuation allowance during the year ended December 31, 2006.

At December 31, 2006, the Company had available net operating loss (“NOL”) carryforwards for federal income tax purposes of $79,378,608, of which $61,163 begin to expire in 2007 with the remaining beginning to expire in 2018.

10.  STOCKHOLDERS’ EQUITY

Earnings Per Share:

The Company has adopted the consensus reached in EITF 03-06, “Participating Securities and Two-Class Method under FASB 128" which provides further guidance on the definition of participating securities and requires the use of the two-class method in calculating earnings per share for enterprises with participating securities under SFAS Statement 128, “Earnings per Share.”

Pursuant to EITF 03-06, the Company’s Series A convertible preferred shares (prior to their conversion to common shares) were considered participating securities. EITF 03-06 requires that each period’s income be allocated to participating securities, if there is no conversion. Accordingly, for the reporting periods in which there is income attributable to common shareholders, the Company allocated a portion of such income to the Series A convertible shareholders based upon the pro-rata share of income, weighted for the period prior to redemption. During reporting periods in which there was a net loss attributable to common shareholders, such loss is allocated entirely to the common shares.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

The following reconciles Basic and Diluted Earnings Per Share:

	For years ended December 31,
	2006	2005	2004
Basic Earnings Per Share:
Net (loss) income attributable to common shareholders	$(18,093)	$7,834,365	$2,352,671
Net (loss) income allocated to preferred
Series A Shareholders prior to conversion (1)	--	--	(217,706)

Net (loss) income allocated to common shareholders	(18,093)	7,834,365	2,134,965
Weighted average common shares outstanding-basic	11,782,771	11,769,037	10,662,791

(Loss) income per common share- basic	$(0.00)	$0.67	$0.20
Diluted Earnings Per Share
Add: Dilutive effect of assumed conversion of Preferred Series A	--	--	1,087,301
Add: Dilutive effect of options	--	543,911	366,655

Weighted average shares outstanding -diluted	11,782,771	12,312,948	12,116,747

(Loss) income per common share- diluted	$(0.00)	$0.64	$0.19

(1)   — Weighted for days outstanding prior to conversion on July 23, 2004

Options to purchase 483,472, 484,550 and 489,200 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive during the years ended December 31, 2006, 2005 and 2004, respectively.

Preferred Stock Series A:

The preferred stock Series A, had a liquidation preference of $2 million. Except where class voting is required by law, the preferred stock Series A voted together with the common stock as a single class, with each share of preferred Series A entitled to 35.42 votes per share. The preferred stock Series A, pursuant to its terms was converted into 1,955,000 common shares in July of 2004.

Preferred Stock Series B:

During 2002, the Company issued 24,000 shares of preferred stock Series B to an affiliate as payment for indebtedness, amounts deferred under the long-term charters of the Company and an advance portion of the 2003 charterhire. The total issued value of preferred stock Series B was $24 million. As an increasing rate preferred stock, Series B was recorded at fair-value resulting in an initial discount of approximately $2.6 million. Accretion for the year ended December 31, 2004 was $515,845. Beginning on April 1, 2003 cumulative dividends began to accrue at a rate equal to the 90-day LIBOR rate plus 350 basis points. Beginning in 2004, the dividend rate increased 25 basis points a quarter up to a maximum dividend rate of the 90-day LIBOR rate plus 650 points. Such dividends have not been declared, accrued or paid. On October 31, 2004, the contractual undeclared cumulative dividend of $1,115,795 was permanently waived by the holder. The preferred stock Series B was redeemed by the Company in conjunction with the acquisition of K-Corp. In accordance with EITF D-42 the $0.5 million excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the Company’s balance sheet was subtracted from net earnings to arrive at net earnings available to common shareholders in the calculation of earnings per share.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

In the event the Company issues Preferred Stock the Board of Directors will determine conversion rights, dividends, voting rights and liquidation preference.

Stock Options:

In 1997, the Company’s Board of Directors and stockholders authorized the establishment of an Incentive Stock Plan (the “Plan”). The purpose of the Plan is to promote the interests of the Company and its shareholders by retaining the services of outstanding key management members and employees and encouraging them to have a greater financial investment in the Company and increase their personal interest in its continued success. The Company initially reserved 785,000 shares of common stock for issuance pursuant to the Plan to eligible employees under the Plan. In July 2000, the Board of Directors authorized an increase of 515,000 shares of common stock reserved under the Plan. In May 2006, the Board of directors authorized an increase of 500,000 shares of common stock reserved under the Plan. All such reservations were made pursuant to shareholder approval. Awarded options that expire unexercised or are forfeited become available again for issuance under the Plan. The options vest equally over a period of five years and the maximum term for a grant is ten years.

In July 2000, the Company’s Board of Directors and its stockholders authorized the establishment of the Non-Employee Director Stock Incentive Plan (the “Director Plan”). The purpose of the Director Plan is to assist the Company in attracting and retaining highly competent individuals to serve as non-employee directors. The Company has reserved 50,000 shares of common stock for issuance pursuant to the Director Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Director Plan. The exercise price per share of options granted under the Director Plan shall not be less than 100% of the fair market value of the common stock on the date of grant. Such options become exercisable at the rate of 20% per year beginning on the first anniversary date of the grant and the maximum term for a grant is ten years. As of December 31, 2006, there were 246,274 options available for grant.

On December 20, 2006 the Company granted options to purchase 300,000 shares of the Company’s common stock under the Company’s Incentive Stock Plan. The assumptions used to calculate the fair value of those options, using the Black-Scholes method, granted during the year ended December 31, 2006 are as follows:

Expected Term	6.5 years
Volatility	86.00%
Risk-free interest rate	4.57%
Dividends	None

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

The Company adopted SFAS 123R using the modified prospective method effective January 1, 2006, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of SFAS 123R.

A summary of the status of options under the Company’s stock-based compensation plan at December 31, 2006 is presented below:

	2006
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at
beginning of year	1,262,643	$5.58
Granted	300,000	8.61
Exercised	(12,135)	2.81
Forfeited	(2,080)	5.71

Outstanding at end of year	1,548,428	$6.13	$4,499,416

Grants exercisable at year-end	1,192,935	$5.66	$4,181,996

Fair value of options
granted during the year	$1,978,830	$6.60

The intrinsic value of the options exercised during 2006, 2005 and 2004 was $57,912, $73,016 and $80,062, respectively.

The following table summarizes information about the outstanding options at December 31, 2006:

Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Options Exercisable
$10.00	483,472	0.7 years	483,472
2.25	175,560	2.2 years	175,560
2.84	331,632	3.6 years	331,632
2.88	257,764	5.4 years	202,271
8.61	300,000	9.9 years	--

	1,548,428		1,192,935

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

Remaining non-exercisable options as of December 31, 2006 become exercisable as follows:

2007	115,493
2008	60,000
2009	60,000
2010	60,000
2011	60,000

355,493

The total unamortized fair value of outstanding options at December 31, 2006 is $2,014,519.

11.   EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan, which covers substantially all employees in the United States. Participants are permitted to make contributions of up to 15% of their compensation not to exceed certain limits. The Company makes matching contributions to the Plan at a rate not to exceed 3% of compensation as defined. The Company contributed approximately $0.2 million to the Plan during 2006, 2005 and 2004.

In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $26,000, $25,000 and $20,000 to the Plan during 2006, 2005, and 2004, respectively.

The Company has an Incentive Bonus Program and made contributions of $513,834, $949,189 and $493,971 during 2006, 2005 and 2004, respectively. Contributions are based on the Company’s pre-tax income (as defined).

12.   CONTINGENCIES

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the Company’s financial positions or cash flows.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Accounts Receivable and Accounts Payable — The carrying amounts of accounts receivable and accounts payable approximate fair value due to the relatively short maturities.

Long Term Debt — Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. For the year ended December 31, 2006 the estimated fair value of the Company’s long-term debt were greater than the carrying values by approximately $3,028,020. This difference in the fair value and the carrying value is based on the anticipated increase in the Company’s prime-lending rate over the life of the Company’s fixed rate debt.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

14.   SEGMENTS

The Company’s primary business is to transport freight from its origination point in the continental United States to San Juan, Puerto Rico and from San Juan, Puerto Rico to its destination point in the continental United States. The Company provides a domestic trucking system and a barge vessel system, which work in conjunction with each other to service its customers.

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. (Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to air, water, land and rail.) The Company provides intermodal services to its customers from the continental United States to San Juan, Puerto Rico. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation.

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

15.   CONCENTRATION OF GEOGRAPHIC AND MARKET RISK

The Company transports freight between the Continental United States and Puerto Rico for companies in diversified industries who have operations located there. There is no one customer that comprises over 10% of the Company total revenues. The Company performs periodic credit evaluations of the customer’s financial condition and as a condition of the extension of credit the customer agrees that the Company shall have the right to exercise a lien against any shipment tendered. At December 31, 2006 and 2005, accounts receivable was approximately $16.1 million and $15.2 million respectively. Receivables are generally due within 45 days. Credit losses have been within management’s expectations. The Company leases its tug charter from a single vendor, however the Company believes this risk is mitigated by the availability of tugboat providers currently in the market.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED December 31, 2006, 2005 AND 2004 (continued)

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter Ended	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating revenues	$25,275,197	$24,951,182	$28,910,141	$31,113,429
Operating income (loss)	490,838	(6,531,887)	4,505,282	6,387,101
Net (loss) income	(1,824,091)	(8,994,857)	1,942,479	8,858,376	(a)
Net (loss) income per share -
basic	(0.15)	(0.76)	0.16	0.75	(a)
diluted	(0.15)	(0.76)	0.16	0.72	(a)

Quarter Ended	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Operating revenues	$24,365,534	$27,179,734	$26,213,734	$28,099,615
Operating income	3,529,791	5,095,066	4,265,371	5,360,073
Net income	975,801	2,510,292	1,586,030	2,762,242
Net income per share -
basic	0.08	0.21	0.13	0.23
diluted	0.08	0.20	0.13	0.22

(a)   As discussed in Note 9, during the fourth quarter of 2006, the Company adjusted its valuation allowance for its deferred tax asset by approximately $5.0 million or $.42 per share.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED December 31, 2006

Allowance for Doubtful Accounts

Year	Balance at Beginning of the Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at end of Year
2006	$606,717	$1,096,763	$(838,605)	$864,875
2005	421,099	1,202,003	(1,016,385)	606,717
2004	683,914	1,467,438	(1,730,253)	421,099

It is the policy of the Company to write off receivables once it is determined that additional efforts of collection will not result in the receipt of the receivable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls And Procedures

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Trailer Bridge, Inc.‘s disclosure controls and procedures are effective.

(b)	There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Incorporated by Reference

          The information called for by Item 10 — “Directors, Executive Officers and Corporate Governance of the Registrant”, Item 11 — “Executive Compensation”, Item 12 — “Security Ownership of Certain Beneficial Owners and Management”, Item 13 — “Certain Relationships, Related Transactions and Director Independence ” and Item 14 “Principal Accountant Fees and Services” is incorporated herein by this reference to the Company’s definitive proxy statement for its annual meeting of stockholders scheduled to be held in June 2007 which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents Filed as Part of this Report

1.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2006, 2005 and 2004.

All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements and notes thereto in Item 8.

2.	Exhibits.

EXHIBIT INDEX

(Exhibits being filed with this Form 10-K)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
3.1.1(5)	Amended and Restated Certificate of Incorporation of Trailer Bridge, Inc.
3.2(1)	Form of Amended and Restated Bylaws of the Registrant
4.1	See Exhibits 3.1.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock
10.1(1)#	Form of Indemnification Agreement with Directors and Executive Officers
10.8.13(5)	United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and
Restated September 30, 2003, in the amount of $10,515,000
10.8.14(5)	Trust Indenture, Second Supplement to Special Provisions
10.8.15(5)	United States Government Guaranteed Ship Financing Bond, 1997 Series II,
Amended and Restated September 30, 2003, in the amount of $16,918,000
10.8.16(6)	Trust Indenture, Third Supplement to Special Provisions
10.8.17(6)	United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and
Restated April 29, 2004, in the amount of $10,515,000
10.8.18(6)	Trust Indenture, Third Supplement to Special Provisions
10.8.19(6)	United States Government Guaranteed Ship Financing Bond, 1997 Series II, Amended and
Restated April 29, 2004, in the amount of $16,918,000
10.8.20(7)	Trust Indenture, Fourth Supplement to Special Provisions

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.8.21(7)	Trust Indenture, Fourth Supplement to Special Provisions
10.8.22	Third Amendment to Amended and Restated Title XI Reserve Fund and Financial Agreement dated as of December 1, 2004 by and between Trailer Bridge, Inc. and the United States of America,
represented by the Secretary of Transportation, acting by and through the Maritime
Administrator.
10.9(1)	Agreement and Lease dated as of August 1, 1991 between the Registrant and the Jacksonville
Port Authority
10.9.1(1)	Amendment #5 to Exhibit B, Schedule of Fees and Charges
10.11(1)#	Incentive Stock Plan
10.11.1(1)#	Form of Stock Option Award Agreement
10.11.2(4)#	Amendment No. 1 to Trailer Bridge, Inc. Stock Incentive Plan
10.11.3(4)#	Trailer Bridge, Inc. Non-Employee Director Stock Incentive Plan
10.11.4(4)#	Form of Non-Employee Director Stock Option Award Agreement
10.24(6)#	Employment Agreement dated as of April 5, 2003 between Trailer Bridge, Inc. and William G.
Gotimer, Jr.
10.25(8)#	Employment Agreement dated as of August 5, 2004 between Trailer Bridge, Inc. and John D.
McCown
10.25.4(10)	Amendment No. 2 to Loan and Security Agreement dated as of December 1, 2004, by and between
Trailer Bridge, Inc., as Borrower, and Congress Financial Corporation (Florida), as Agent and
the Lenders from time to time party thereto, as Lenders.
10.28.1(10)	Indenture dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank,
National Association, as Trustee.
10.28.2(10)	Form of 9 1 / 4 % Senior Secured Note due 2011 (incorporated by reference to Exhibit A to
Exhibit 10.28.1 hereof).
10.28.3(10)	Security Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo
Bank, National Association, as Trustee.
10.28.4(10)	Assignment of Earnings dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells
Fargo Bank, National Association, as Trustee.
10.28.5(10)	Assignment of Insurances dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells
Fargo Bank, National Association, as Trustee.
10.28.6(10)	First Preferred Vessel Mortgage dated as of December 1, 2004 between Trailer Bridge, Inc. and
Wells Fargo Bank, National Association, as Trustee.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.28.7(10)	Mortgage and Security Agreement dated as of December 1, 2004 between Trailer Bridge, Inc.
and Wells Fargo Bank, National Association, as Trustee
10.29.1(10)	Purchase Agreement dated as of November 16, 2004 among Trailer Bridge, Inc. and the Initial
Purchasers named therein
10.29.2(10)	Registration Rights Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and
Wells Fargo Bank, National Association, Trustee
23.2(11)	Consent of BDO Seidman, LLP, independent registered public accounting firm
31.1(11)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2(11)	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule
13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1(11)	Certification of Trailer Bridge, Inc.'s Chief Executive Officer and Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of
2003
99.1(9)	Shares Acquisition Agreement dated as of July 23, 2004 by and between the Estate of Malcom
P. McLean, Kadampanttu Corp., and Trailer Bridge, Inc.

#	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-28221) that became effective on July 23, 1997.

(2)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1997.

(3)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-K for the year ended December 31, 1997.

(4)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-K for the year ended December 31, 2000.

(5)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003.

(6)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-K for the year ended December 31, 2004.

(7)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.

(8)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004.

(9)	Incorporated by reference to the indicated exhibit to the Company’s Form 8-K dated July 28, 2004.

(10)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 15, 2005.

(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this twenty-seventh day of March 2006.

TRAILER BRIDGE, INC.
By: /s/ John D. McCown
John D. McCown
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE
/s/ John D. McCown	Chairman of the Board and Chief Executive Officer	March 27, 2007
John D. McCown	and Director (Principal Executive Officer)
/s/ Mark A. Tanner	Vice President -- Administration and Chief Financial	March 27, 2007
Mark A. Tanner	Officer (Principal Financial and Accounting Officer)

Nickel Van Reesema	Director	March 27, 2007
/s/ Allen L. Stevens	Director	March 27, 2007
Allen L. Stevens
/s/ Peter Shaerf	Director	March 27, 2007
Peter Shaerf
/s/ Malcom P. McLean, Jr.	Director	March 27, 2007
Malcom P. McLean, Jr.
/s/ Greggory B. Mendenhall	Director	March 27, 2007
Greggory B. Mendenhall

Robert P. Burke	Director	March 27, 2007