Form 10-Q
period 2007-03-31
TRAILER BRIDGE INC
filed 2007-05-15
CIK 1039184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarter ended March 31, 2007

Commission file number 0-22837

TRAILER BRIDGE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3617986
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10405 New Berlin Road E.
Jacksonville, FL	32226	(904) 751-7100
(address of principal	(Zip Code)	(Registrant’s telephone number)
executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒.

As of March 31, 2007, 11,789,823 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

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

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company’s audited financial statements for the three years ended December 31, 2006 that appear in the Company’s Annual Report on Form 10-K.

Condensed Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (unaudited)	Page 3

Condensed Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	Page 4

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited)	Page 5

Notes to Condensed Financial Statements	Page 6

TRAILER BRIDGE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2007	2006

OPERATING REVENUES	$26,840,504	$25,275,197
OPERATING EXPENSES:
Salaries, wages, and benefits	3,981,655	3,690,611
Rent and purchased transportation	6,350,839	5,771,995
Fuel	3,608,450	3,442,653
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	5,444,733	5,414,569
Dry-Docking	4,544	3,121,962
Taxes and licenses	43,835	81,184
Insurance and claims	840,769	817,487
Communications and utilities	176,453	116,747
Depreciation and amortization	1,375,761	1,319,831
Loss on sale of assets	51,164	22,732
Other operating expenses	1,202,406	984,588

	23,080,609	24,784,359

OPERATING INCOME	3,759,895	490,838

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,619,678)	(2,442,074)
Interest income	191,826	135,155

INCOME (LOSS) BEFORE (PROVISION) FOR INCOME TAXES	1,332,043	(1,816,081)

(PROVISION) FOR INCOME TAXES	(6,454)	(8,010)

NET INCOME (LOSS)	$1,325,589	$(1,824,091)

PER SHARE AMOUNTS:

NET INCOME (LOSS) PER SHARE BASIC	$0.11	$(0.15)

NET INCOME (LOSS) PER SHARE DILUTED	$0.11	$(0.15)

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	11,788,466	11,779,259

SHARES OUTSTANDING DILUTED	12,309,778	11,779,259

See accompanying summary of accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.
CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,747,547	$6,909,885
Trade receivables, less allowance for doubtful accounts of $1,059,660 and $864,875	14,680,066	16,076,170
Other receivables	8,368	7,027
Prepaid expenses	957,970	1,630,375
Deferred income taxes, net	4,968,906	4,975,360

Total current assets	31,362,857	29,598,817

Property and equipment, net	80,157,554	79,966,635
Other assets	8,717,527	8,638,226

TOTAL ASSETS	$120,237,938	$118,203,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,032,092	$5,444,805
Accrued liabilities	6,018,311	5,647,988
Unearned revenue	937,074	565,194
Current portion of long-term debt	1,237,743	1,208,902
Current portion of due to affiliates	725,121	888,133

Total current liabilities	14,950,341	13,755,022

Long-term debt, less current portion	102,933,080	103,505,941

TOTAL LIABILITIES	117,883,421	117,260,963

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 11,789,823 and 11,787,787 shares issued and outstanding	117,898	117,878
Additional paid-in capital	52,443,545	52,357,352
Deficit	(50,206,926)	(51,532,515)

TOTAL STOCKHOLDERS’ EQUITY	2,354,517	942,715

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,237,938	$118,203,678

See accompanying summary of accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	March 31, 2007	March 31, 2006

Operating activities:
Net income (loss)	$1,325,589	$(1,824,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,375,761	1,319,831
Amortization of loan costs	213,533	204,372
Non-cash stock compensation expense	80,381	33,492
Provision for doubtful accounts	390,212	380,308
Deferred tax benefit	6,454	—
Loss on sale of fixed assets	51,164	22,732
Decrease (increase) in:
Trade receivables	1,005,891	816,518
Other receivables	(1,341)	(367)
Prepaids	672,405	735,719
Other assets	(88,720)	—
Increase (decrease) in:
Accounts payable	616,127	26,797
Accrued liabilities	422,822	2,339,596
Unearned revenue	371,880	98,033

Net cash provided by operating activities	6,442,158	4,152,940

Investing activities:
Purchases of property and equipment	(1,672,801)	(555,348)
Proceeds from sale of property and equipment	58,000	29,850
Additions to other assets	(207,155)	(93,359)

Net cash (used in) investing activities	(1,821,956)	(618,857)

Financing activities:
Payments on borrowing from affiliate	(215,511)	(170,836)
Exercise of stock options	5,832	13,900
Principal payments on notes payable	(572,861)	(604,451)
Loan costs	—	(216)

Net cash (used in) financing activities	(782,540)	(761,603)

Net increase in cash and cash equivalents	3,837,662	2,772,480
Cash and cash equivalents, beginning of the period	6,909,885	11,389,259

Cash and cash equivalents, end of period	$10,747,547	$14,161,739

Supplemental cashflow information and non-cash investing and financing activities:
Cash paid for interest	$985,615	$757,354

See accompanying summary of accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s audited financial statements for the three years ended December 31, 2006 that appear in the Form 10-K.

2. RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the FASB issued FASB Statement No. 157 (“FASB 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FASB 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FASB 157, if any, on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have any effect on the Company’s financial position, net earnings or prior year financial statements.

3. STOCK BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2005), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued. As a result of the adoption on January 1, 2006 of this accounting pronouncement, during the three months ended March 31, 2007 and 2006, the Company recorded approximately $80,381 and $33,000 of compensation cost, respectively relating to options issued in prior years. These costs are recorded in salaries, wages and benefits in the Condensed Statements of Operations.

During the three months ended March 31, 2007 and 2006, 2,036 and 4,867 options were exercised, respectively. There were no options granted during the three months ended March 31, 2007 and 2006.

Earnings per share – options to purchase 783,472 and 1,257,776 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during the three-month period ended March 31, 2007 and 2006, respectively.

4. INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”) in the first quarter of 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

As of the adoption date, the Company had no accrued interest expense or penalties related to the unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense.

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for this election. The Company is currently evaluating the effect of making this election during the second quarter. Based on projected earnings for 2007, the federal tax expense under the tonnage tax method would be approximately $26,000.

In the first quarter of 2007, the Company recorded a provision for income taxes of $6,454. The provision is based on an estimate of the expected federal tonnage tax expense for the first quarter of 2007. The Company reduced its deferred tax asset valuation allowance by an additional $0.5 million resulting from an estimated income tax provision attributable to the first quarter 2007 results. The valuation allowance reduction was based on the Company’s review of its twelve month projections.

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

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

For the three month period ending March 31, 2007, the Company had net income of $1.3 million compared to a loss of $1.8 million in the prior year period. The Company operated its normal vessel schedule throughout the three month period ending March 31, 2007 compared to the first quarter of 2006 during which, the Company had one of its ro/ro vessels in dry-dock. The Company replaced the ro/ro vessel with one of its TBC vessels during the 2006 period. A ro/ro vessel offers more flexible capacity and has significant advantages in terms of loading and unloading cargo that is not containerized.

The following table sets forth the indicated items as a percentage of net revenues for three months ended March 31, 2007 and 2006:

Operating Statement - Margin Analysis
(% of Operating Revenues)

	Three Months Ended March 31,

	2007	2006

Operating Revenues	100.0%	100.0%
Salaries, wages, and benefits	14.8	14.6
Rent and purchased transportation	23.7	22.8
Fuel	13.5	13.6
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	20.3	21.4
Dry-Docking	—	12.4
Taxes and licenses	0.2	0.3
Insurance and claims	3.1	3.2
Communications and utilities	0.6	0.5
Depreciation and amortization	5.1	5.2
Loss on sale of equipment	0.2	0.1
Other operating expenses	4.5	4.0

Total Operating Expenses	86.0	98.1
Operating income	14.0	1.9
Net interest expense	(9.1)	(9.1)
(Provision) for income taxes	—	—

Net income (loss)	4.9%	(7.2)%

The Company’s operating ratio improved from 98.1% during the three months ended March 31, 2006 to 86.0% during the three months ended March 31, 2007. The improvement in operating income and the resulting improved operating ratio are primarily due to lower dry-docking costs.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units, by sailing route and freight carried:

Volume & Revenue Changes 2007 compared to 2006

	Overall	Southbound	Northbound

Volume Percent Change:
Core container & trailer	3.1%	(0.8)%	15.6%
Auto and other cargos	20.2%	17.5%	59.4%
SOLs	81.9%	106.7%	1.3%

Revenue Change ($millions):
Core container & trailer	$0.6	$0.2	$0.4
Auto and other cargos	0.8	0.6	0.2
SOLs	0.4	0.4	0.0
Other Revenues	(0.2)

Total Revenue Change	$1.6

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 80.3% for the three months ended March 31, 2007 compared to 87.9% for the three months ended March 31, 2006, primarily due to increased capacity offered in the first three months of 2007 as the Company returned to its normal schedule and capacity after the dry-docking. Southbound container and trailer volume remained relatively stable but vessel capacity utilization decreased due to the larger capacity ro/ro vessels return to weekly service. The increase in auto volume is attributable to contracts signed during the fourth quarter of 2006 that commenced during the first quarter of 2007. The Company expects this increased volume to continue.

Revenue for the three months ended March 31, 2007 was $26.8 million, compared to $25.3 million for the three months ended March 31, 2006. The increase in revenue was partially due to increased vehicle volume and increased freight rates. The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $3.8 million during both the three months ended March 31, 2006 and March 31, 2007. The Company’s demurrage is included in the Company’s revenues and amounted to $0.6 million during the three months ended March 31, 2007 compared to $0.5 million in the three months ended March 31, 2006. Demurrage is a charge assessed for failure to return empty freight equipment on time. The Company’s charterhire is also included in the Company’s revenues and amounted to $0.3 million during the three months ended March 31, 2007 compared to $0.1 million in the three months ended March 31, 2006. Charterhire is rental revenue for vessels not in use in liner service.

Operating Expenses

Salaries, wages and benefits increased by $0.3 million or 7.8% due primarily to annual increases in salaries as well as incentive compensation. Rent and purchased transportation increased by $0.6 million or 10.0% due to increased usage of third party over-the-road and rail transportation as well as increased operating lease expenses. Fuel expense increased $0.2 million or 4.8% as a result of market price increases. Dry-docking expenses decreased by $3.1 million or 99.9% due to the costs associated with the required regulatory dry-docking of the Company’s two ro/ro vessels during the first half of 2006. The Company’s ro/ro vessels are required to undergo this dry-docking once every five years and are not scheduled for another dry-docking until 2011. Other operating expenses increased by $0.2 million or 22.1% as a result of increases in the provision for bad debts.

As a result of the factors described above, the Company reported net income of $1.3 million or $.11 per share for the three months ended March 31, 2007 compared to a net loss of $1.8 million or $.15 per share in the same period in 2006.

In the first quarter of 2007, the Company recorded a provision for income taxes of $6,454. The provision is an estimate of the tonnage tax expense for the first quarter of 2007. The Company is currently evaluating the effects the tonnage tax election would have on its deferred tax assets, deferred tax liabilities and its cumulative NOL carry-forwards. Accordingly, the result of revaluing the Company’s deferred taxes may have a significant impact on the Company’s Financial Statement.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $6.4 million in the first three months of 2007 compared to $4.2 million in the first three months of 2006. This represents an improvement of $2.3 million which resulted primarily from an increase in income of $3.0 million. The increase in net cash provided by operating activities was also a result of decreased accounts receivable due to improved collection efforts in addition to an increase in accounts payable and accrued liabilities due to the timing of payments. Net cash used in investing activities was $1.8 million in the first three months of 2007 compared to net cash used in investing activities of $0.6 million in 2006. The change is due primarily to increased payments made for the purchase of revenue equipment in the first three months of 2007. Net cash used in financing activities was attributable to the repayment of existing debt and aggregated $0.8 million in the first three months of 2007 and 2006. At March 31, 2007, cash amounted to approximately $10.7 million, working capital was a positive $16.4 million, and stockholders’ equity was $2.4 million.

The Company’s revolving credit facility with Congress Financial Corporation, as amended, provides for a maximum availability of $10 million. The facility provides for interest equal to the prime rate plus 1.5%. The revolving line of credit is subject to a borrowing base formula (approximately $8.9 million was available under this formula at March 31, 2007) based on a percentage of eligible accounts receivable and expires in April 2007. The revolving credit facility is secured by the Company’s accounts receivable. At March 31, 2007, there were no advances drawn on this credit facility. The Company has extended this line for an additional year and expects to extend this line on more favorable terms in the second quarter of 2007.

The Company anticipates capital expenditures of approximately $17.5 million for the purchase of 1,000 new containers and 850 new chassis. The Company intends to pay for this new equipment using cash and various financing options which may include secured borrowings.

As of March 31, 2007 $0.7 million of related party debt is outstanding. This debt arose from deferred charterhire payments to K Corp., has an interest rate of 8.03% and is payable in 36 equal monthly installments through December 2007. The receivable is held by beneficiaries of the Estate of Malcom P. McLean. The Company’s principal payments during the period totaled approximately $0.2 million.

As of March 31, 2007, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary”). If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in the ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied its obligation to make deposits into the reserve fund. As of March 31, 2007, the Company was in compliance with such restrictions. The debt was not in default, and the lender did not have the right to call the debt.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended March 31, 2007, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report filed on Form 10-K for the year ended December 31, 2006.

RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the FASB issued FASB Statement No. 157 (“FASB 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FASB 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FASB 157, if any, on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have any effect on the Company’s financial position, net earnings or prior year financial statements.

Item 3. Market Risk Disclosures.

The Company believes that there have been no significant changes to its Market Risk Disclosures during the three months ended March 31, 2007, as compared to those the Company disclosed in Item 1A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, any changes in rate levels for transportation services offered by the Company, economic recessions and severe weather.

Item 4. Controls and Procedures.

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that Trailer Bridge, Inc.’s disclosure controls and procedures are effective.

(b) There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the last quarter that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II

Item 5. Other Information

None

Item 6. Exhibits

(a)          Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.

Date: May 15, 2007
	By:	/s/ John D. McCown

John D. McCown
Chairman and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Mark A. Tanner

Mark A. Tanner
Vice President of Administration
and Chief Financial Officer