Form 10-Q
period 2007-06-30
TRAILER BRIDGE INC
filed 2007-08-09
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2007

Commission file number 0-22837

TRAILER BRIDGE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3617986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10405 New Berlin Road E. Jacksonville, FL	32226	(904) 751-7100
(address of principal executive offices)	(Zip Code)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

As of July 31, 2007, 11,911,128 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

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

Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company’s audited financial statements for the three years ended December 31, 2006 that appear in the Company’s Annual Report on Form 10-K.

Condensed Statements of Operations for the Three and Six Months ended June 30, 2007 and 2006 (unaudited)	Page 3

Condensed Balance Sheets as of June 30, 2007 and December 31, 2006 (unaudited)	Page 4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited)	Page 5

Notes to Condensed Financial Statements	Page 6

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES	$29,555,590	$24,951,182	$56,396,094	$50,226,379
OPERATING EXPENSES:
Salaries, wages, and benefits	4,347,827	3,653,911	8,329,482	7,344,522
Rent and purchased transportation	6,666,519	5,881,803	13,017,358	11,653,798
Fuel	3,907,728	3,630,533	7,516,179	7,073,186
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	5,734,173	5,407,744	11,178,906	10,822,313
Dry-Docking	—	9,270,595	4,544	12,392,557
Taxes and licenses	144,078	125,870	187,912	207,054
Insurance and claims	771,836	912,672	1,612,605	1,730,159
Communications and utilities	131,601	136,648	308,054	253,395
Depreciation and amortization	1,336,243	1,320,590	2,712,003	2,640,421
(Gain) Loss on sale of assets	(82)	23,347	51,081	46,079
Other operating expenses	1,258,633	1,119,356	2,461,039	2,103,944

	24,298,556	31,483,069	47,379,163	56,267,428

OPERATING INCOME (LOSS)	5,257,034	(6,531,887)	9,016,931	(6,041,049)

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,543,289)	(2,584,444)	(5,162,968)	(5,026,518)
Interest income	172,575	121,356	364,401	256,511

INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR
INCOME TAXES	2,886,320	(8,994,975)	4,218,364	(10,811,056)

(PROVISION) BENEFIT FOR INCOME TAXES	(4,759,999)	118	(4,766,453)	(7,892)

NET LOSS	$(1,873,679)	$(8,994,857)	$(548,089)	$(10,818,948)

PER SHARE AMOUNTS:
NET LOSS PER SHARE BASIC	$(0.16)	$(0.76)	$(0.05)	$(0.92)

NET LOSS PER SHARE DILUTED	$(0.16)	$(0.76)	$(0.05)	$(0.92)

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	11,851,164	11,780,630	11,819,815	11,779,944

SHARES OUTSTANDING DILUTED	11,851,164	11,780,630	11,819,815	11,779,944

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,607,936	$6,909,885
Trade receivables, less allowance for doubtful accounts of $1,148,980 and $864,875	15,492,946	16,076,170
Prepaid and other current assets	1,086,093	1,637,402
Deferred income taxes, net	208,907	4,975,360

Total current assets	26,395,882	29,598,817

Property and equipment, net	82,344,923	79,966,635
Other assets	8,676,838	8,638,226

TOTAL ASSETS	$117,417,643	$118,203,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,197,285	$5,444,805
Accrued liabilities	5,996,145	5,647,988
Unearned revenue	892,220	565,194
Current portion of long-term debt	1,235,450	1,208,902
Current portion of due to affiliates	471,640	888,133

Total current liabilities	13,792,740	13,755,022

Long-term debt, less current portion	102,928,384	103,505,941

TOTAL LIABILITIES	116,721,124	117,260,963

Commitments and Contingencies	—	—

Stockholders' Equity:
Preferred stock Series $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 11,909,260 and 11,787,787 shares issued and outstanding	119,093	117,878
Additional paid-in capital	52,658,030	52,357,352
Deficit	(52,080,604)	(51,532,515)

TOTAL STOCKHOLDERS' EQUITY	696,519	942,715

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,417,643	$118,203,678

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended
	June 30, 2007	June 30, 2006
Operating activities:
Net loss	$(548,089)	$(10,818,948)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,709,881	2,634,607
Amortization of loan costs	398,708	414,861
Non-cash stock compensation expense	162,970	66,811
Provision for doubtful accounts	669,180	653,190
Deferred tax expense	4,766,453	—
Loss on sale of fixed assets	51,081	46,079
Decrease (increase) in:
Trade receivables	(85,956)	1,265,509
Prepaid and other current assets	551,308	381,465
Other assets	(123,975)	—
Increase (decrease) in:
Accounts payable	(220,971)	(1,282,692)
Accrued liabilities	106,338	4,907,723
Exercise of stock options - cashless method	260,569	—
Unearned revenue	327,026	108,990

Net cash provided by (used in) operating activities	9,024,523	(1,622,405)

Investing activities:
Purchases of property and equipment	(5,352,740)	(904,225)
Proceeds from sale of property and equipment	219,800	126,650
Additions to other assets	(319,655)	(127,946)

Net cash used in investing activities	(5,452,595)	(905,521)

Financing activities:
Payments on borrowing from affiliate	(435,243)	(401,619)
Exercise of stock options - traditional method	385,208	14,374
Exercise of stock options - cashless method	(246,285)	—
Principal payments on notes payable	(577,557)	(604,451)
Loan costs	—	(216)

Net cash used in financing activities	(873,877)	(991,912)

Net increase (decrease) in cash and cash equivalents	2,698,051	(3,519,838)
Cash and cash equivalents, beginning of the period	6,909,885	11,389,259

Cash and cash equivalents, end of period	$9,607,936	$7,869,421

Supplemental cashflow information and non-cash investing and financing activities:
Cash paid for interest	$5,173,140	$4,743,277

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

1. BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim condensed financial statements include all adjustments, consisting of normal recurring accruals, which Trailer Bridge, Inc. considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s audited financial statements for the three years ended December 31, 2006 that appear in the Form 10-K.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 “ (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact of SFAS 159, if any, on its financial statements.

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

3. STOCK BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2005), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued. As a result of the adoption on January 1, 2006 of this accounting pronouncement, during the three month periods ended June 30, 2007 and 2006 the Company recorded approximately $82,589 and $33,319, respectively, and $162,970 and $66,811, respectively for the six month periods ended June 30, 2007 and 2006 of compensation cost relating to previously issued options. These costs are recorded in salaries, wages and benefits in the Condensed Statements of Operations.

During the six months ended June 30, 2007 and 2006, 121,473 and 5,033 options were exercised, respectively. There were no options granted during the three months ended June 30, 2007 or 2006.

During the second quarter of 2007, the Compensation Committee approved the use of the cashless exercise method for the Company’s Officer Group for the IPO/July 1997 options. This cashless transaction allows the aggregate spread of each holder’s options exercise minus revalent taxes to determine the number of shares issued to the holder. Each holder’s resulting tax liabilities were paid by the Company and reduced the Company’s Additional Paid in Capital Balance. This cashless transaction resulted in an aggregate of 56,373 shares issued to the Officer Group out of 345,344 options to purchase common stock.

Earnings per share – Options to purchase 1,133,537 and 1,257,314 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during the three and six-month periods ended June 30, 2007 and 2006.

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

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax and have determined that it will be making this election on its 2007 tax return. The Company evaluated the effect of making this election during the second quarter of 2007 and determined that by electing to be taxed under the tonnage tax regime the viability of the Company’s net deferred tax asset would be affected. Based on projected earnings for 2007, the federal tax expense under the tonnage tax method would be approximately $27,000 which could not be offset by the Company’s existing net operating losses (NOL’s). When the Company elects to be taxed under the tonnage tax regime its federal net operating losses (NOL’s) related to qualifying shipping activities will be permanently suspended. As a result it is more likely than not that the Company would not be able to use its deferred tax asset therefore the deferred tax asset was adjusted accordingly to reflect this limitation.

In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime on its deferred tax asset. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes, per the federal tax law the Company can cover only 90% of its AMT (Alternative Minimum Taxes) income with its NOL which is a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis the Company determined that it will be making the election on its 2007 federal tax return. In preparation of making the election, the Company recorded a provision for income taxes of $4,759,999 of which $99,691 is due to state tax expense for the six months ended June 30, 2007. The increase in the valuation allowance was based on the realizable value of the Company’s deferred tax asset. When the Company elects to be taxed under the tonnage tax regime its federal net operating losses (NOL’s) related to qualifying shipping activities will be permanently suspended. The remaining deferred tax asset of $208,907 represents the state portion of the

Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and therefore NOL’s related to state qualifying shipping income would not be suspended. Income of operations that result from the Company’s domestic trucking operations are not included in the Company’s qualifying shipping activities and do not qualify for the tonnage tax.

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

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

For the three month period ending June 30, 2007, the Company had a net loss of $1.9 million compared to a loss of $9.0 million in the prior year period. The net loss included a $4.7 million non-cash charge related to a valuation allowance taken against its deferred tax asset as a result of the Company’s intention to elect to be taxed under the tonnage tax regime for federal tax purposes. The Company’s pre-tax income for the three month period ended June 30, 2007 was $2.9 million compared to a pre-tax loss of $9.0 million in the same period of the previous year. The Company operated its normal vessel schedule throughout the three month period ending June 30, 2007 compared to the same period of 2006 during which, the Company had one of its ro/ro vessels in dry-dock. The Company replaced the ro/ro vessel with one of its TBC vessels during the 2006 period which resulted in space and cost inefficiencies. A ro/ro vessel offers more flexible capacity and has significant advantages over a TBC vessel in terms of loading and unloading cargo that is not containerized.

The following table sets forth the indicated items as a percentage of net revenues for three months ended June 30, 2007 and 2006:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months Ended June 30,
	2007	2006
Operating Revenues	100.0%	100.0%

Salaries, wages, and benefits	14.7	14.6
Rent and purchased transportation	22.6	23.6
Fuel	13.2	14.6
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	19.4	21.7
Dry-Docking	—	37.2
Taxes and licenses	0.5	0.5
Insurance and claims	2.6	3.7
Communications and utilities	0.4	0.5
Depreciation and amortization	4.5	5.3
Loss on sale of equipment	—	0.1
Other operating expenses	4.3	4.4

Total Operating Expenses	82.2	126.2
Operating income (loss)	17.8	(26.2)
Net interest expense	(8.0)	(9.8)
Provision for income taxes	(16.1)	—

Net loss	(6.3)%	(36.0)%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, improved from 126.2% of revenues during the three months ended June 30, 2006 to 82.2% of revenues during the three months ended June 30, 2007. The improvement in operating income and the resulting improved operating ratio are primarily due to lower dry-docking costs and increased cargo volume.

Revenues

The following table sets forth, by percentage and dollar, the changes in the Company’s revenue by sailing route and freight carried:

Volume & Revenue Changes in the second quarter of 2007 compared to 2006

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	13.1%	17.4%	1.1%
Auto and other cargos	45.7%	43.6%	70.5%
SOLs (Shipper Owned Equipment Loads)	21.7%	32.1%	(22.9)%

Revenue Change ($millions):
Core container & trailer	$2.9	$2.8	$0.1
Auto and other cargos	1.2	1.1	0.1
SOLs (Shipper Owned Equipment Loads)	0.1	0.1	—
Other Revenues	0.4

Total Revenue Change	$4.6

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 87.7% for the three months ended June 30, 2007 compared to 82.9% for the three months ended June 30, 2006. The capacity utilization in the prior year period was based on the smaller actual deployed capacity as a result of the use of a substitute TBC vessel while the roll-on, roll-off vessels were being dry-docked. Container and trailer volume increased due to the increased volume from existing customers and the addition of new customers. The increase in auto volume is attributable to contracts signed during the fourth quarter of 2006 that commenced during the first quarter of 2007. The Company expects this increased volume to continue.

Revenue for the three months ended June 30, 2007 was $29.6 million, compared to $25.0 million for the three months ended June 30, 2006. The increase in revenue was primarily due to increased container and trailer volume as well as auto volumes. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $4.1 million during the three months ended June 30, 2007 compared to $4.0 million in the three months ended June 30, 2006. This increase in the fuel surcharges results primarily from increases in volume. The Company’s charterhire is included in the Company’s revenues and amounted to $0.6 million during the three months ended June 30, 2007 compared to $0.4 million in the three months ended June 30, 2006. Charterhire is rental revenue for vessels not in use in liner service. Demurrage, a charge assessed for failure to return empty freight equipment on time, is also included in the Company’s revenues and amounted to $0.5 million during the three months ended June 30, 2007 compared to $0.2 million in the three months ended June 30, 2006, a result of increased volume during the three months ended June 30, 2007.

Operating Expenses

Salaries, wages and benefits increased by $0.7 million or 19.0% due primarily to salary increases as well as increases in incentive based compensation. Purchased transportation increased $0.8 million or 13.3% due to an increased use of third party over-the-road transportation and rail transportation arising from the increase in container volume. Fuel increased by $0.3 million or 7.6% due to increased fuel consumption related to increased volume during the period. Operating and maintenance increased by $0.3 million or 6.0% due to increased wharfage costs associated with increased volume during the period in addition to increased repair and maintenance costs associated with Puerto Rico port improvements. There were no dry-docking’s performed in 2007 therefore dry-docking expense decreased by $9.3 million or 100.0% due to the costs associated with the required regulatory dry-docking of the Company’s two ro/ro vessels and one TBC vessel during the three months ending June 30, 2006.

In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime on its deferred tax asset. The analysis illustrated that using the tonnage tax method would reduce the Company’s estimated cash outlay related to federal income taxes, per the federal tax law, the Company can cover only 90% of its AMT (Alternative Minimum Taxes) income with its NOL which is a much larger expected cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis the Company determined that it will make the election on its 2007 tax return. In preparation of making the election, the Company recorded a provision for income taxes of $4,759,999 of which $99,691 is due to state tax expense for the six months ended June 30, 2007. The increase in the valuation allowance was based on the realizable value of the Company’s deferred tax asset. When the Company elects to be taxed under the tonnage tax regime its federal net operating losses (NOL’s) related to qualifying shipping activities will be permanently suspended. The remaining deferred tax asset of $208,907 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and therefore NOL’s related to state qualifying shipping income would not be suspended.

As a result of the factors described above, the Company reported a net loss of $1.9 million or $0.16 per share for the three months ended June 30, 2007 compared to a loss of $9.0 million or $0.76 per share in the same period in 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

For the six month period ended June 30, 2007, the Company had a net loss of $0.5 million compared to a loss of $10.8 million in the prior year period. The net loss included a $4.7 million non-cash charge related to a valuation allowance taken against the Company’s deferred tax asset as a result of the Company’s intention to elect to be taxed under the tonnage tax regime for federal tax purposes. The Company’s pre-tax income for the period was $4.2 million compared to a pre-tax loss of $10.8 in the year earlier period. The Company operated its normal vessel schedule throughout the six month period ending June 30, 2007 compared to the same time period in 2006 during which the Company had one of its ro/ro vessels in dry-dock at all times. The Company replaced a ro/ro vessel with one of its TBC vessels during the entire period. The substitution of the smaller TBC vessel resulted in less overall capacity and less cargo flexibility during the six months ended June 30, 2006. A ro/ro vessel offers more flexible capacity and has significant advantages over a TBC vessel in terms of loading and unloading cargo that is not containerized.

The following table sets forth the indicated items as a percentage of net revenues for six months ended June 30, 2007 and 2006:

TOperating Statement - Margin Analysis

(% of Operating Revenues)

	Six Months Ended June 30,
	2007	2006
Operating Revenues	100.0%	100.0%

Salaries, wages, and benefits	14.8	14.6
Rent and purchased transportation	23.1	23.2
Fuel	13.3	14.1
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	19.8	21.5
Dry-Docking	—	24.7
Taxes and licenses	0.3	0.4
Insurance and claims	2.9	3.4
Communications and utilities	0.5	0.5
Depreciation and amortization	4.8	5.3
Loss on sale of equipment	0.1	0.1
Other operating expenses	4.4	4.2

Total Operating Expenses	84.0	112.0
Operating income (loss)	16.0	(12.0)
Net interest expense	(8.5)	(9.5)
Provision for income taxes	(8.5)	—

Net loss	(1.0)%	(21.5)%

The Company’s operating expense ratio improved from 112.0% of revenues during the six months ended June 30, 2006 to 84.0% of revenues during the six months ended June 30, 2007. The improvement in operating income and the resulting improved operating ratio are primarily due to lower dry-docking costs and increased cargo volumes.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue by sailing route and freight carried:

Volume & Revenue Changes in the first six months of 2007 compared to 2006

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	8.1%	8.1%	8.0%
Auto and other cargos	32.0%	29.4%	65.1%
SOLs (Shipper Owned Equipment Loads)	47.7%	63.2%	(11.2)%

Revenue Change ($millions):
Core container & trailer	$3.5	$3.0	$0.5
Auto and other cargos	1.9	1.7	0.2
SOLs (Shipper Owned Equipment Loads)	0.5	0.5	—
Other Revenues	0.3

Total Revenue Change	$6.2

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 84.0% for the six months ended June 30, 2007 compared to 85.4% for the six months ended June 30, 2006 as a result of the Company’s ro/ro vessels return to service. The capacity utilization in the prior year period was based on the smaller actual deployed capacity as a result of the use of a substitute vessel while the ro/ro vessels were being dry-docked. During the dry-docking of the Company’s ro/ro vessels in the second quarter of 2006 a TBC vessel temporarily replaced a ro/ro vessel which resulted in various space and cost inefficiencies. Container and trailer volume increased due to increased volume from existing customers and the addition of new customers. The increase in auto volume is attributable to contracts signed during the fourth quarter of 2006 that commenced during the first quarter of 2007. The Company expects this increased volume to continue.

Revenue for the six months ended June 30, 2007 was $56.4 million, compared to $50.2 million for the six months ended June 30, 2006. The increase in revenue was primarily due to increased container and trailer volume as well as auto volumes. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $7.9 million during the six months ended June 30, 2007 compared to $7.8 million in the six months ended June 30, 2006. This increase in the fuel surcharges results primarily from increases in volume. The Company’s charterhire is included in the Company’s revenues and amounted to $0.9 million during the six months ended June 30, 2007 compared to $0.6 million in the six months ended June 30, 2006. Charterhire is rental revenue for vessels not in use in liner service. Demurrage, a charge assessed for failure to return empty freight equipment on time, is also included in the Company’s revenues and amounted to $1.1 million during the six months ended June 30, 2007 compared to $0.7 million in the six months ended June 30, 2006, a result of increased volume during the six months ended June 30, 2007.

Operating Expenses

Salaries, wages and benefits increased by $1.0 million or 13.4% due primarily to salary increases as well as increases in incentive based compensation as a result of improved financial performance. Purchased transportation increased $1.4 million or 11.7% due to an increased use of third party over-the-road transportation and rail transportation. Fuel increased by $0.4 million or 6.3% due to increases in fuel consumption related to increased volume during the period. Operating and maintenance increased by $0.4 million or 3.3% due to increased wharfage costs associated with increased volume during the period in addition to increased repair and maintenance costs associated with Puerto Rico port improvements. There were no dry-docking’s performed in 2007 therefore dry-docking expense decreased by $12.4 million or 100.0% due to the costs associated with the required regulatory dry-docking of the Company’s two ro/ro vessels and one TBC vessel during the first half of 2006. The Company’s ro/ro vessels are required to undergo this dry-docking once every five years and are not scheduled for another dry-docking until 2011.

In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime on its deferred tax asset. The analysis illustrated that using the tonnage tax method would reduce the Company’s estimated cash outlay related to federal income taxes, per the federal tax law the Company can cover only 90% of its AMT (Alternative Minimum Taxes) income with its NOL which is a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis the Company determined that it will be making the election on its 2007 tax return. In preparation of making the election, the Company recorded a provision for income taxes of $4,759,999 of which $99,691 is due to state tax expense for the six months ended June 30, 2007. The increase in the valuation allowance was based on the realizable value of the Company’s deferred tax asset. When the Company elects to be taxed under the tonnage tax regime its federal net operating losses (NOL’s) related to qualifying shipping activities will be permanently suspended. The remaining deferred tax asset of $208,907 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and therefore NOL’s related to state qualifying shipping income would not be suspended.

As a result of the factors described above, the Company reported a net loss of $0.5 million or $0.05 per share for the six months ended June 30, 2007 compared to net loss of $10.8 million or $0.92 per share in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $9.0 million in the first six months of 2007 compared to $1.6 million used in operations in the first six months of 2006. This represents an improvement of $10.6 million which resulted primarily from an increase in income of $10.3 million due primarily to the absence of the large cash outlays related to the dry-docking of the Company’s ro/ro vessels during the same period in 2006. The increase in net cash provided by operating activities was also a result of increased depreciation expense related to the purchase of revenue equipment, an adjustment to the deferred tax benefit as a result of the Company’s planned election to be taxed under the tonnage tax regime, decreased accounts payable and an increase in accrued expenses due to the timing of payments to vendors, offset by a decrease in trade receivables resulting from increased revenues and the subsequent increase in provisions for doubtful accounts. Net cash used in investing activities was $5.5 million in the first six months of 2007 compared to net cash used in investing activities of $0.9 million in 2006. The change is due primarily to increased payments made for the purchase of revenue equipment in the first six months of 2007 to support the Company’s expansion of operations. Net cash used in financing activities was $0.9 million in the first six months of 2007 compared to $1.0 million used in the first six months of 2006. This decrease is primarily attributable to cash received from the exercise of employee stock options. At June 30, 2007, cash amounted to approximately $9.6 million, working capital was a positive $12.6 million, and stockholders’ equity was $0.7 million.

The Company’s revolving credit facility with Congress Financial Corporation, as amended, provides for a maximum availability of $10 million and expires in April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula (approximately $9.8 million was available under this formula at June 30, 2007) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At June 30, 2007, there were no advances drawn on this credit facility.

During the six months ended June 30, 2007, the Company has had capital expenditures of approximately $3.4 million related to the purchase of 215 new containers and 139 new chassis. The Company anticipates an additional $14.1 million of capital expenditures for the purchase of 785 additional new containers and 711 additional new chassis. The Company has paid for all equipment through June 30, 2007 with cash and intends to pay for the remaining new equipment with a combination of cash and financing obtained through a term loan. The term loan provides for a maximum availability of $10 million and expires in April 2012. The term loan provides for interest equal to the prime rate.

As of June 30, 2007, $0.5 million of related party debt is outstanding. This debt arose in 2004 from deferred charterhire payments to a former affiliate, has an interest rate of 8.03% and is payable in 36 equal monthly installments through December 2007. The receivable is held by beneficiaries of the Estate of Malcom P. McLean. The Company’s principal payments during the six month period totaled approximately $0.4 million.

As of June 30, 2007, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary”). If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in the ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied its obligation to make deposits into the reserve fund. As of June 30, 2007, the Company was in compliance with such restrictions. The debt was not in default, and the lender did not have the right to call the debt.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended June 30, 2007, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 “ (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact of SFAS 159, if any, on its financial statements.

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

The Company believes that there have been no significant changes to its Market Risk Disclosures during the three months ended June 30, 2007, as compared to those the Company disclosed in Item 1A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

This contains statements that may be considered as forward-looking or predictions concerning future operations including predictions regarding future volumes. Such statements are based on management’s belief or interpretation of information currently available. These statements and assumptions involve certain risks and uncertainties and management can give no assurance that such expectations will be realized. Among all the factors and events that are not within the Company’s control and could have a material impact on future operating results are risk of economic recessions, severe weather conditions, changes in the price of fuel, changes in demand for transportation services offered by the Company, less than expected demand for the company’s additional sailing and Dominican Republic service, changes in services offered by the Company’s competitors, risks of transportation generally and changes in rate levels for transportation services offered by the Company.

Item 4.	Controls And Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Trailer Bridge, Inc.’s disclosure controls and procedures are effective.

(b) There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the last quarter that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II

Item 4:	Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on two items at the Annual Meeting of Shareholders held on June 13, 2007:

1.	The election of seven directors, to terms ending in 2008

A majority of votes were cast in favor of the election of the following directors:

Nominee	Shares Voted For Nominee	Shares Withheld
Robert B. Burke	11,204,855	294,789
Nickel van Reesema	11,174,555	325,089
Peter S. Shaerf	10,872,556	627,088
Allen L. Stevens	11,205,355	294,289
John D McCown	11,224,800	274,844
Malcom P. McLean, Jr.	10,964,856	534,788
Greggory B. Mendenhall	10,956,856	542,788

The votes in favor of Mr. Shaerf’s re-election as a director of the Company were cast even though Mr. Shaerf submitted his resignation as a director of the Company, effective May 22, 2007.

2.	The extension of the Incentive Stock Plan until 2012

A majority of votes were cast in favor of extending the termination date of the Incentive Stock Plan until 2012.

Shares Voted
For	Against	Shares Abstained
6,496,253	239,700	2,370

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.

Date: August 9, 2007	By:	/s/ John D. McCown
John D. McCown
Chairman and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration and Chief Financial Officer