Form 10-Q
period 2007-09-30
TRAILER BRIDGE INC
filed 2007-11-14
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2007

Commission file number 0-22837

TRAILER BRIDGE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3617986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10405 New Berlin Road E. Jacksonville, FL	32226	(904) 751-7100
(address of principal executive offices)	(Zip Code)	(Registrant's telephone number)

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

As of October 31, 2007, 11,934,364 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

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

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In the opinion of management, the information set forth in the accompanying balance sheet is fairly stated in all material respects.

These interim financial statements should be read in conjunction with the Company’s audited financial statements for the three years ended December 31, 2006 that appear in the Company’s Annual Report on Form 10-K.

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	Page 3

Condensed Balance Sheets as of September 30, 2007 and December 31, 2006 (unaudited)	Page 4

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	Page 5

Notes to Condensed Financial Statements	Page 6

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
OPERATING REVENUES	$28,229,658	$28,910,141	$84,625,752	$79,136,520
OPERATING EXPENSES:
Salaries, wages, and benefits	4,153,593	3,843,281	12,483,075	11,187,803
Rent and purchased transportation	7,068,435	7,079,890	20,085,793	18,733,688
Fuel	4,810,756	3,906,627	12,326,935	10,979,813
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	5,601,306	5,713,872	16,780,212	16,536,186
Dry-Docking	—	188,537	4,544	12,581,094
Taxes and licenses	120,625	105,654	308,537	312,708
Insurance and claims	779,397	938,508	2,392,001	2,668,667
Communications and utilities	195,083	130,204	503,138	383,598
Depreciation and amortization	1,404,948	1,319,395	4,116,951	3,959,816
Loss on sale of property & equipment	14,513	42,505	65,595	88,584
Other operating expenses	1,309,184	1,136,386	3,770,223	3,240,330

	25,457,840	24,404,859	72,837,004	80,672,287

OPERATING INCOME (LOSS)	2,771,818	4,505,282	11,788,748	(1,535,767)

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,532,489)	(2,635,952)	(7,695,456)	(7,662,469)
Interest income	134,290	73,385	498,691	329,896

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	373,619	1,942,715	4,591,983	(8,868,340)
PROVISION FOR INCOME TAXES	(8,806)	(236)	(4,775,259)	(8,128)

NET INCOME (LOSS)	$364,813	$1,942,479	$(183,276)	$(8,876,468)

PER SHARE AMOUNTS:

NET INCOME (LOSS) PER SHARE BASIC	$0.03	$0.16	$(0.02)	$(0.75)

NET INCOME (LOSS) PER SHARE DILUTED	$0.03	$0.16	$(0.02)	$(0.75)

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	11,914,544	11,784,197	11,851,391	11,781,362

SHARES OUTSTANDING DILUTED	12,471,300	12,281,922	11,851,391	11,781,362

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,378,429	$6,909,885
Trade receivables, less allowance for doubtful accounts of $1,313,729 and $ 864,875	15,403,815	16,076,170
Prepaid and other current assets	1,834,300	1,637,402
Deferred income taxes, net	200,101	4,975,360

Total current assets	19,816,645	29,598,817
Property and equipment, net	89,388,315	79,966,635
Other assets	8,580,674	8,638,226

TOTAL ASSETS	$117,785,634	$118,203,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,017,221	$5,444,805
Accrued liabilities	6,806,665	5,647,988
Unearned revenue	863,905	565,194
Current portion of long-term debt	1,255,210	1,208,902
Current portion of due to affiliates	297,520	888,133

Total current liabilities	14,240,521	13,755,022
Long-term debt, less current portion	102,297,039	103,505,941

TOTAL LIABILITIES	116,537,560	117,260,963

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock Series $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 11,921,126 and 11,787,787 shares issued and outstanding	119,211	117,878
Additional paid-in capital	52,844,654	52,357,352
Deficit	(51,715,791)	(51,532,515)

TOTAL STOCKHOLDERS’ EQUITY	1,248,074	942,715

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,785,634	$118,203,678

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Operating activities:
Net loss	$(183,276)	$(8,876,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,113,768	3,959,816
Amortization of loan costs	571,233	624,694
Non-cash stock compensation expense	245,559	99,958
Provision for doubtful accounts	1,215,208	893,094
Deferred tax expense	4,775,259	—
Loss on sale of property & equipment	65,595	88,584
Decrease (increase) in:
Trade receivables	(542,853)	(968,044)
Prepaid and other current assets	(196,897)	(46,945)
Other assets	(262,996)	—
Increase (decrease) in:
Accounts payable	(381,276)	594,753
Accrued liabilities	966,855	3,073,907
Exercise of stock options—cashless method	260,569	—
Unearned revenue	298,711	83,113

Net cash provided by (used in) operating activities	10,945,459	(473,538)

Investing activities:
Purchases of property and equipment	(13,820,699)	(2,647,264)
Proceeds from sale of property and equipment	230,296	333,342
Additions to other assets	(261,325)	(152,310)

Net cash used in investing activities	(13,851,728)	(2,466,232)

Financing activities:
Payments on borrowing from affiliate	(659,362)	(572,499)
Exercise of stock options—traditional method	489,362	27,813
Exercise of stock options—cashless method	(246,285)	—
Principal payments on notes payable	(1,208,902)	(1,208,902)
Loan costs	—	(5,540)

Net cash used in financing activities	(1,625,187)	(1,759,128)

Net decrease in cash and cash equivalents	(4,531,456)	(4,698,898)
Cash and cash equivalents, beginning of the period	6,909,885	11,389,259

Cash and cash equivalents, end of period	$2,378,429	$6,690,361

Supplemental cashflow information and non-cash investing and financing activities:
Cash paid for interest	$6,061,392	$4,921,225

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, if any, on its financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have any effect on the Company’s financial position, net earnings or prior year financial statements.

3. STOCK BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2005), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued. As a result of the adoption on January 1, 2006 of this accounting pronouncement, during the three month periods ended September 30, 2007 and 2006 the Company recorded approximately $82,589 and $33,147, respectively, and $245,559 and $99,958, respectively for the nine month periods ended September 30, 2007 and 2006 of compensation cost relating to previously issued options. These costs are recorded in salaries, wages and benefits in the Condensed Statements of Operations.

During the nine months ended September 30, 2007 and 2006, 133,339 and 9,768 options were exercised, respectively. There were no options granted during the nine months ended September 30, 2007 or 2006.

During the second quarter of 2007, the Compensation Committee approved the use of the cashless exercise method for the Company’s Officer Group for the IPO/July 1997 options. This cashless transaction allows the aggregate spread of each holder’s options exercise minus relavent taxes to determine the number of shares issued to the holder. Each holder’s resulting tax liabilities were funded by the Company and paid for with options. This reduced the Company’s Additional Paid in Capital Balance. This cashless transaction resulted in an aggregate of 56,373 shares issued to the Officer Group resulting from the 345,344 options to purchase common stock.

Earnings per share – Options to purchase 1,087,201 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during the nine month period ended September 30, 2007. Options to purchase 483,472 and 1,251,288 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during the three and nine month periods ended September 30, 2006.

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

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax and have determined that it will be making this election on its 2007 tax return. The Company evaluated the effect of making this election during the second quarter of 2007 and determined that by electing to be taxed under the tonnage tax regime the viability of the Company’s net deferred tax asset would be affected. Based on projected earnings for 2007, the federal tax expense under the tonnage tax method would be approximately $27,000 which could not be offset by the Company’s existing net operating losses (NOL’s). When the Company elects to be taxed under the tonnage tax regime its federal NOL’s related to qualifying shipping activities will be permanently suspended. As a result it is more likely than not that the Company would not be able to use its deferred tax asset therefore the deferred tax asset was adjusted accordingly to reflect this limitaion.

In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime on its deferred tax asset. The analysis illustrated that using the tonnage tax method would reduce the Company’s estimated cash outlay related to federal income taxes; per the federal tax law the Company can cover only 90% of its AMTI (Alternative Minimum Taxable Income) with its NOL which is a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis the Company determined that it will be making the election on its 2007 tax return. In preparation of making the election, the Company recorded a provision for income taxes of $4,759,999 of which $108,000 is due to current state tax expense. The increase in the valuation allowance was based on the realizable value of the Company’s deferred tax asset. When the Company elects to be taxed under the tonnage tax regime its federal NOL’s related to qualifying shipping activities will be permanently suspended. The remaining deferred tax asset of $200,101 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and therefore NOL’s related to state qualifying shipping income would not be suspended.

5. LONG-TERM DEBT

During the second quarter of 2007 the Company extended its revolving credit facility with Congress Financial Corporation. This credit facility, as amended, provides for a maximum availability of $10 million and expires in April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula (approximately $9.8 million was available under this formula at September 30, 2007) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At September 30, 2007, there were no advances drawn on this credit facility.

The Company has access to a term loan to purchase transportation equipment that provides for a maximum availability of $10 million and expires in April 2012. The term loan provides for interest equal to the prime rate. At September 30, 2007 no advances were drawn on this facility. On November 2, 2007, the Company drew approximately $4.6 million which is secured by the underlying assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight to and from Puerto Rico, the Dominican Republic (which began August 2007) and the continental United States. The Company also generates revenue from the movement of freight within the continental United States when such movement complements its core business of moving freight to and from Puerto Rico and the Dominican Republic. The Company’s operating expenses consist of the cost of the equipment, labor, facilities, fuel and administrative support necessary to move freight to and from Puerto Rico, the Dominican Republic and within the continental United States.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

For the three month period ending September 30, 2007, the Company had net income of $0.4 million compared to net income of $1.9 million in the prior year period. The Company added an additional TBC vessel to its normal vessel schedule in August of 2007. The reduction in net income for the third quarter of 2007 compared to the third quarter of 2006 is attributable to increased fuel costs and costs related to the new Dominican Republic service that began in August 2007, which was not offset by additional volume.

The following table sets forth the indicated items as a percentage of net revenues for three months ended September 30, 2007 and 2006:

Operating Statement—Margin Analysis

(% of Operating Revenues)

	Three Months Ended September 30,
	2007	2006
Operating Revenues	100.0%	100.0%

Salaries, wages, and benefits	14.7	13.3
Rent and purchased transportation	25.0	24.5
Fuel	17.0	13.5
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	19.8	19.8
Dry-Docking	—	0.7
Taxes and licenses	0.4	0.4
Insurance and claims	2.8	3.2
Communications and utilities	0.7	0.5
Depreciation and amortization	5.0	4.6
Loss on sale of property & equipment	0.1	0.1
Other operating expenses	4.7	3.8

Total operating expenses	90.2	84.4
Operating income	9.8	15.6
Net interest expense	(8.5)	(8.9)

Net income	1.3%	6.7%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, declined from 84.4% of revenues during the three months ended September 30, 2006 to 90.2% of revenues during the three months ended September 30, 2007. The deteriorated operating income and the resulting deteriorated operating ratio are primarily due to increased fuel costs and operating costs related to the new Dominican Republic service.

Revenues

The following table sets forth, by percentage and dollar, the changes in the Company’s revenue by sailing direction and freight carried:

Volume & Revenue Changes in the third quarter of 2007 compared to 2006

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	(3.1)%	(0.8)%	(9.7)%
Auto and other cargos	8.8%	8.0%	15.2%
SOLs (Shipper Owned Equipment Loads)	55.6%	62.4%	23.9%

Revenue Change ($millions):
Core container & trailer	$(0.1)	$0.1	$(0.2)
Auto and other cargos	0.1	0.1	0.0
SOLs (Shipper Owned Equipment Loads)	0.3	0.3	0.0
Other Revenues	(1.0)

Total Revenue Change	$(0.7)

Vessel capacity utilization southbound was 77.3% for the three months ended September 30, 2007 compared to 86.9% for the three months ended September 30, 2006. The capacity utilization in the 2007 period was lower as a result of additional capacity related to the Company’s Dominican Republic service which began in August 2007. The increase in auto volume is attributable to contracts signed during the fourth quarter of 2006 that commenced during the first quarter of 2007. The Company expects this increased volume to continue.

Revenue for the three months ended September 30, 2007 was $28.2 million, compared to $28.9 million for the three months ended September 30, 2006. Revenue of approximately $0.1 million for the three months ended September 30, 2007 was attributable to the new stop in the Dominican Republic. The decrease in revenue was primarily due to decreases in fuel surcharges and charterhire. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $4.3 million during the three months ended September 30, 2007 compared to $4.7 million in the three months ended September 30, 2006. This decrease in fuel surcharges results primarily from changes in customer rate components. The Company’s charterhire is included in the Company’s revenues and amounted to $0.4 million during the three months ended September 30, 2007 compared to $0.8 million in the three months ended September 30, 2006. Charterhire is rental revenue for vessels not in use in liner service. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.5 million during the three months ended September 30, 2007 compared to $0.3 million in the three months ended September 30, 2006.

Operating Expenses

Salaries, wages and benefits increased by $0.3 million or 8.1% due primarily to salary increases. Fuel increased by $0.9 million or 23.1% due to increased fuel consumption of which $0.3 million was due to the additional service compared to the prior year period as well as increased fuel rates. There were no dry-docking’s performed in 2007 therefore dry-docking expense decreased by $0.2 million or 100.0% due to the costs associated with the required regulatory dry-docking of one TBC vessel during the three months ending September 30, 2006. Other operating expenses increased by $0.2 million or 15.2% due primarily to an increase in the period expenses related to the Company’s allowance for doubtful accounts.

As a result of the factors described above, the Company reported net income of $0.4 million or $0.03 per basic share and diluted share for the three months ended September 30, 2007 compared to net income of $1.9 million or $0.16 per basic share and diluted share in the same period in 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

For the nine month period ended September 30, 2007, the Company had a net loss of $0.2 million compared to a net loss of $8.9 million in the prior year period. The net loss for the nine month period ended September 30, 2007 included a $4.7 million non-cash charge related to a valuation allowance taken against the Company’s deferred tax asset as a result of the Company’s intention to elect to be taxed under the tonnage tax regime for federal tax purposes. The Company’s pre-tax income for the period was $4.6 million compared to a pre-tax loss of $8.9 in the year earlier period. The difference between the periods’ pre-tax income was primarily the result of the dry-docking expenses incurred in 2006. The Company added an additional TBC vessel to its normal vessel schedule in August of 2007 compared to the same time period in 2006 during which the Company had one of its ro/ro vessels in dry-dock for seven months of the year. The Company replaced a ro/ro vessel with one of its TBC vessels during the majority of this period. The substitution of the smaller TBC vessel resulted in less overall capacity and less cargo flexibility during the nine months ended September 30, 2006.

The following table sets forth the indicated items as a percentage of net revenues for the six months ended September 30, 2007 and 2006:

Operating Statement—Margin Analysis

(% of Operating Revenues)

	Nine Months Ended September 30,
	2007	2006
Operating Revenues	100.0%	100.0%

Salaries, wages, and benefits	14.8	14.1
Rent and purchased transportation	23.7	23.7
Fuel	14.6	13.9
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	19.8	20.9
Dry-Docking	—	15.9
Taxes and licenses	0.4	0.4
Insurance and claims	2.8	3.4
Communications and utilities	0.6	0.5
Depreciation and amortization	4.9	5.0
Loss on sale of property & equipment	0.1	0.1
Other operating expenses	4.4	4.0

Total Operating Expenses	86.1	101.9
Operating income	13.9	(1.9)
Net interest expense	(8.5)	(9.3)
(Provision) for income taxes	(5.6)	—

Net loss	(0.2)%	(11.2)%

The Company’s operating expense ratio improved from 101.9% of revenues during the nine months ended September 30, 2006 to 86.1% of revenues during the nine months ended September 30, 2007. The improvement in operating income and the resulting improved operating ratio are primarily due to lower dry-docking costs and increased cargo volumes.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue by sailing direction and freight carried:

Volume & Revenue Changes in the first nine months of 2007 compared to 2006

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	3.9%	4.8%	1.2%
Auto and other cargos	25.4%	23.6%	45.6%
SOLs (Shipper Owned Equipment Loads)	50.4%	62.9%	(0.4)%

Revenue Change ($millions):
Core container & trailer	$3.4	$3.1	$0.3
Auto and other cargos	1.9	1.7	0.2
SOLs (Shipper Owned Equipment Loads)	0.8	0.8	0.0
Other Revenues	(0.6)

Total Revenue Change	$5.5

Vessel capacity utilization southbound was 81.6% for the nine months ended September 30, 2007 compared to 85.9% for the nine months ended September 30, 2006. The capacity utilization in the prior year period was based on the smaller actual deployed capacity as a result of the use of a substitute vessel while the ro/ro vessels were being dry-docked. During the dry-docking of the Company’s ro/ro vessels during the first half of 2006, a TBC vessel temporarily replaced a ro/ro vessel which resulted in various space and cost inefficiencies. In addition, the capacity utilization in the 2007 period was lower as a result of the new Dominican Republic service which commenced in August 2007. Southbound container and trailer volume increased due to increased volume from existing customers and the addition of new customers. The increase in auto volume is attributable to contracts signed during the fourth quarter of 2006 that commenced during the first quarter of 2007. The Company expects these increases to continue.

Revenue for the nine months ended September 30, 2007 was $84.6 million, compared to $79.1 million for the nine months ended September 30, 2006. The increase in revenue was primarily due to increased container and trailer volume as well as auto volumes. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $12.3 million during the nine months ended September 30, 2007 compared to $12.5 million in the nine months ended September 30, 2006. The Company’s charterhire is included in the Company’s revenues and amounted to $1.3 million during the nine months ended September 30, 2007 and 2006. Charterhire is rental revenue for vessels not in use in liner service. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $2.3 million during the nine months ended September 30, 2007 compared to $1.6 million in the nine months ended September 30, 2006, a result of increased volume during the nine months ended September 30, 2007.

Operating Expenses

Salaries, wages and benefits increased by $1.3 million or 11.6% due primarily to salary increases as well as increases in incentive based compensation as a result of improved financial performance. Purchased transportation increased $1.4 million or 7.2% due to an increased use of rail transportation as well as the additional charterhire of $0.3 million related to the Dominican Republic service. Fuel increased by $1.3 million or 12.3% due to increases in fuel consumption related to increased volume during the period and increases in tug fuel consumption of $0.3 million related to the Dominican Republic service. Operating and maintenance increased by $0.2 million or 1.5% due to increased repairs and maintenance on the vessels. Depreciation and amortization increased by $0.2 million or 4.0% as a result of the Company’s purchase of new equipment during the period. Other operating expenses increased $0.5 or 16.4% due primarily to an increase in the period expenses related to the Company’s allowance for doubtful accounts in addition to increased security expenses. There were no dry-docking’s performed in 2007, therefore dry-docking expense decreased by $12.6 million or 100.0% due to the costs associated with the required regulatory dry-docking of the Company’s two ro/ro vessels and one TBC vessel during the first nine months of 2006. The Company’s ro/ro vessels are required to undergo this dry-docking once every five years and are not scheduled for another dry-docking until 2011.

In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime on its deferred tax asset. The analysis illustrated that using the tonnage tax method would reduce the Company’s estimated cash outlay related to federal income taxes; per the federal tax law the Company can cover only 90% of its AMTI (Alternative Minimum Taxable Income) with its NOL which is a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis the Company determined that it will be making the election on its 2007 tax return. In preparation of making the election, the Company recorded a provision for income taxes of $4,759,999 of which $108,000 is due to current state tax expense. The increase in the valuation allowance was based on the realizable value of the Company’s deferred tax asset. When the Company elects to be taxed under the tonnage tax regime its federal NOL’s related to qualifying shipping activities will be permanently suspended. The remaining deferred tax asset of $200,101 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and therefore NOL’s related to state qualifying shipping income would not be suspended.

As a result of the factors described above, the Company reported a net loss of $0.2 million or $0.02 per share for the nine months ended September 30, 2007, compared to net loss of $8.9 million or $0.75 per share in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $10.9 million in the first nine months of 2007 compared to $0.5 million used in operations in the first nine months of 2006. This represents an improvement of $11.4 million which resulted from the large capital outlays made in 2006 to pay for dry-docking both ro/ro vessels and one TBC during the first seven months of 2006. Net cash used in investing activities was $13.9 million in the first nine months of 2007 compared to net cash used in investing activities of $2.5 million in the first nine months of 2006. The change is due primarily to the purchase of containers, chassis and tractors in the first nine months of 2007 to support the Company’s expansion of operations. Net cash used in financing activities was $1.6 million in the first nine months of 2007 compared to $1.8 million used in the first nine months of 2006. This decrease is primarily attributable to cash received from the exercise of employee stock options. At September 30, 2007, cash amounted to approximately $2.4 million, working capital was $5.6 million, and stockholders’ equity was $1.2 million.

The Company’s revolving credit facility with Congress Financial Corporation, as amended, provides for a maximum availability of $10 million and expires in April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula (approximately $9.8 million was available under this formula at September 30, 2007) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At September 30, 2007, there were no advances drawn on this credit facility.

During the nine months ended September 30, 2007, the Company has made capital expenditures of approximately $11.6 million related to the purchase of 634 new containers and 596 new chassis. The Company anticipates an additional $5.9 million of capital expenditures for the purchase of 366 additional new containers and 254 additional new chassis. The Company has used cash for all equipment purchases through September 30, 2007. The Company also has access to a term loan that provides for a maximum availability of $10 million and expires in April 2012. The term loan provides for interest equal to the prime rate. At September 30, 2007 no advances were drawn on this facility. On November 2, 2007 the Company drew approximately $4.6 million to fund equipment purchases.

As of September 30, 2007, $0.3 million of related party debt is outstanding. This debt arose in 2004 from deferred charterhire payments to a former affiliate, has an interest rate of 8.03% and is payable in 36 equal monthly installments through December 2007. The receivable is held by beneficiaries of the Estate of Malcom P. McLean. The Company’s principal payments during the nine month period totaled approximately $0.7 million.

As of September 30, 2007, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary”). If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in the ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied its obligation to make deposits into the reserve fund. As of September 30, 2007, the Company was in compliance with such restrictions. The debt was not in default, and the lender did not have the right to call the debt.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended September 30, 2007, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, if any, on its financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have any effect on the Company’s financial position, net earnings or prior year financial statements.

Item 3.	Market Risk Disclosures

The Company believes that there have been no significant changes to its Market Risk Disclosures during the three months ended September 30, 2007, as compared to those the Company disclosed in Item 1A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2006.

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

TRAILER BRIDGE, INC.

Date: November 14, 2007	By:	/s/ John D. McCown
John D. McCown
Chairman and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration and Chief Financial Officer