Form 10-K
period 2007-12-31
TRAILER BRIDGE INC
filed 2008-03-28
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-15087

TRAILER BRIDGE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3617986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10405 New Berlin Road East Jacksonville, FL 32226	(904) 751-7100
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the registrant’s definitive proxy statement incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s $0.01 par value common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was $52,549,306 (based upon $12.21 per share being the price at which the common equity was last sold). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of March 20, 2008, 11,937,593 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, 13, and 14 of this Report is incorporated by reference from the registrant’s definitive proxy statement for the 2008 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

TRAILER BRIDGE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I
Item 1.
Business	3
Item 1A.
Risk Factors	9
Item 1B.
Unresolved Staff Comments	11
Item 2.
Properties	12
Item 3.
Legal Proceedings	13
Item 4.
Submission of Matters to a Vote of Security Holders	13

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.
Selected Financial Data	16
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.
Financial Statements and Supplementary Data	31
Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	53
Item 9A.
Controls and Procedures	53
Item 9B.
Other Information	54

PART III
Items 10 – 14.
Incorporated by Reference	55

PART IV
Item 15.
Exhibits, Financial Statement Schedules	56
EXHIBIT INDEX	56
SIGNATURES	59

PART I

Forward Looking Statements

This report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, any changes in rate levels for transportation services offered by the Company, economic recessions and severe weather. An additional description of the Company’s risk factors is described in Part 1 - Item 1A. “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

BUSINESS OVERVIEW

Trailer Bridge Inc. (“Trailer Bridge”), headquartered in Jacksonville, Florida, is an integrated trucking and marine freight carrier that provides freight transportation between the continental U.S., Puerto Rico and the Dominican Republic. Trailer Bridge was the first, and remains the only company serving markets governed by the Jones Act to exclusively operate marine vessels fully configured to carry 48’ and 53’ long, 102” wide, “high-cube” equipment. This configuration enables the Company to achieve operating efficiencies not readily available to traditional ocean carriers that primarily use smaller capacity equipment, such as 40’ containers.

In 1998 and 1999, Trailer Bridge took delivery of five 403’ long container carrying barges designed specifically for the Company’s integrated truckload marine transportation system and bearing the Company’s Triplestack Box Carrier® trade name. In 2004, Trailer Bridge purchased two roll-on/roll-off (ro/ro) barges from a related party. The Triplestack Box Carriers are versatile, low-draft vessels that have a capacity of 281 53’ containers. The Company currently utilizes two mid-bodied roll-on/roll-off vessels and three Triplestack Box Carriers to provide two weekly sailings between Jacksonville, Florida and San Juan, Puerto Rico and one bi-weekly sailing between and among Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Two Triplestack Box Carriers are currently available for charter.

In this Form 10-K, unless the context requires, “Trailer Bridge”, the “Company”, “we”, “us”, and “our” refer to Trailer Bridge, Inc.

OPERATIONS

At December 31, 2007, Trailer Bridge, Inc. operated a fleet of 114 tractors, comprised of 82 company owned units and 32 leased and owner operator units, 3,882 53’ high cube containers, 3,177 53’ chassis,

241 high-cube trailers and 305 53’ vehicle transport modules that transport truckload freight between the Company’s San Juan, Puerto Rico port facility, its Jacksonville port facility, the Dominican Republic and inland points in the US and Puerto Rico. In addition the Company leased 201 40’ chassis and 236 40’ high-cube containers. The Company provides full truckload service between inland points within the continental U.S., primarily to reposition empty equipment in order to service loads to and from Puerto Rico. The Company maintains a centralized dispatch and customer service center at its Jacksonville headquarters to coordinate the movement of customer freight throughout the Company’s transportation system. Sales and customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Dispatch, sales and customer service personnel work together to coordinate freight to achieve the most optimum load balance and minimize empty miles within the Company’s truckload operation.

At December 31, 2007, Trailer Bridge operated two 736’ triple-deck, roll-on/roll-off (ro/ro) ocean-going barges and three 403’ Triplestack Box Carriers. Loading of the ro/ro barges is performed with small maneuverable yard tractors operated by stevedores hired by an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each Triplestack Box Carrier is towed at approximately 9 knots by one 4,600 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of two unaffiliated tug owners. Compared to a self-propelled vessel, a tug/barge unit has reduced Coast Guard manning requirements and higher fuel efficiency compared to the steam turbine vessels operated by competitors. The tug/barge model results in less toxic emissions than steam turbine vessels which use residual fuel. The greater fuel efficiency and much cleaner distillate fuel associated with our tug/barge model results in 4 to 6 times fewer emissions per cargo unit compared to the self-propelled vessels now serving Puerto Rico. The large number of U.S. tugs available for charter provides the Company with a reliable source for towing services.

MARKETING AND CUSTOMERS

Sales professionals based in Jacksonville, Florida, San Juan, Puerto Rico, Santiago, Dominican Republic, and other key U.S. cities aggressively market Trailer Bridge to shippers as a customer-oriented provider of value-priced and dependable service. The Company services major shippers with high volume, repetitive shipments whose freight lends itself to integrated trucking and marine service.

The Company believes that price is the primary determinant in the freight lanes in which it serves. However, the Company also believes that it provides enhanced service that results from its use of an intermodal model built around 53’ equipment that is the standard for movements on the mainland. The intermodal model provides for moving products from one location to another by various means, including water, truck and rail. This intermodal service frees the customer from the operational complexities of coordinating the interface between over-the-road, rail and marine service. This customer service philosophy has generated increased demand from existing customers.

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

VESSELS

Ro/Ro Barges

At December 31, 2007, the Company owned and operated two 736’ by 104’ triple-deck roll-on/roll-off barges. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville, Florida and San Juan, Puerto Rico that have been built specifically for the Company. On each vessel, 84 equivalent 53’ slots have been converted to carry new and used automobiles on car decks that allow up to 11 cars to fit in the space previously used for one 53’ unit. The container/chassis combinations and trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the container/chassis combinations and trailers into position on the vessel.

Triplestack Box Carriers

At December 31, 2007, the Company owned five Triplestack Box Carriers (“TBC”) that are single deck barges designed to carry 53’ containers. Three TBCs are currently operating in scheduled liner service between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan. A call every 14 days in Puerto Plata, Dominican Republic was added to the rotation in August 2007. The Company developed and patented an innovative system for loading and unloading the TBC’s that requires minimum capital expenditures and labor resources. Wheeled vehicles, known as reach-stackers, carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks.

Currently, two TBCs are not being used in regular service but are available for charter, additional liner service and to replace liner vessels during dry-dockings.

VESSELS OWNED BY THE COMPANY

VESSEL NAME	TYPE	CAPACITY	SERVICE as of 12/31/07
SAN JUAN JAX BRIDGE	Ro/Ro	405 53’ units	Jax/San Juan
JAX SAN JUAN BRIDGE	Ro/Ro	405 53’ units	Jax/San Juan
ATLANTA BRIDGE	TBC	281 53’ units	Available for Charter
CHICAGO BRIDGE	TBC	281 53’ units	Available for Charter
CHARLOTTE BRIDGE	TBC	281 53’ units	Jax/San Juan
BROOKLYN BRIDGE	TBC	281 53’ units	Jax/San Juan
MEMPHIS BRIDGE	TBC	281 53’ units	Jax/San Juan/Puerto Plata

RAMP STRUCTURES

The loading and unloading of the Company’s two 736’ by 104’ triple-deck roll-on/roll-off barges is accomplished through the use of ramp structures at both the San Juan and Jacksonville locations. The Company owns a floating ramp structure in San Juan for the two 736’ by 104’ triple-deck roll-on/roll-off barges. In Jacksonville, the Company has the preferential right to use a land-base ramp structure built and owned by the Jacksonville Port Authority.

OWNED REVENUE EQUIPMENT

At December 31, 2007, the Company owned 77 line haul tractors and 5 day cabs. The line haul power units are conventional tractors with sleeping accommodation. The day cabs are used for local delivery work in the Jacksonville area. The Company also owned 240 dry van trailers as well as, 3,837 53’ containers and 3,033 53’ chassis.

At December 31, 2007, the Company owned 305 53’ Vehicle Transport Modules® or VTM’s™ (“VTM’s”) designed and built by the Company. These units are used to transport automobiles and can hold up to three vehicles to provide an efficient unit for loading and unloading. The Company holds four separate patents for the VTMs. Two patents cover the VTM unit and two patents cover the method of loading and unloading vehicles into the VTM.

The Company performs preventative maintenance on equipment at its Jacksonville operations center, with the majority of major maintenance and repairs handled by outside contractors.

DRIVER RECRUITING AND RETENTION

The Company offers competitive compensation and health care benefits comparable to those offered by truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, providing more predictable home time for its drivers. The Company’s driver turnover in 2007 was 32.3% compared to 25.7% in 2006. The Company believes this is significantly below the typical average in the industry.

FUEL AVAILABILITY AND COST

The Company actively manages its fuel costs by requiring drivers to fuel at offsite fuel facilities where the Company has established favorable pricing arrangements. Whenever possible in route, drivers are required to fuel at these truck stops and service centers with which the Company has established these volume purchasing discounts. The Company also offers fuel-conservation bonuses to its drivers based on achieving miles per gallon goals. During 2007, the Company continued to purchase APU’s (auxiliary power units) for use in some of its tractors. The APU’s reduce the amount of fuel used when the engine is idle while the drivers rest. The Company expects to continue adding such APU’s during 2008.

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

Trailer Bridge does not engage in any fuel hedging activities as the present fuel surcharge mechanism has the effect of adjusting revenue levels over time for changes in fuel prices.

In 2001, due to the increased cost of fuel, the Company instituted fuel surcharges to its customers pursuant to its tariff and these fuel surcharges have remained in place throughout 2007. The fuel surcharges for domestic truck movements are charged on a per mile basis and are stipulated in the Company’s tariff at predetermined levels based upon the price of fuel. During 2007, the fuel surcharge for domestic truck movements was between $0.21 per mile to $0.38 per mile. Total fuel surcharge revenue for 2007 was $17.3 million compared to $16.9 million in 2006. The fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis and have partially mitigated the increases in fuel prices. The additional fuel surcharge is distinguished from freight revenues and both are reported in the Company’s operating revenues.

SAFETY, ENVIRONMENT AND INSURANCE

Trailer Bridge emphasizes safety in all aspects of its operations. The Company maintains its own strict standards for recruiting drivers, including a minimum of two years of verifiable commercial driving experience, a safe driving history and a successful physical examination, including drug and alcohol testing. The Company’s ongoing driver safety program includes an initial orientation for all new drivers, 100% log monitoring and strong adherence to all speed and weight regulations.

The Company adheres to all applicable environmental regulations. Trailer Bridge believes that its vessel emissions are well below certain competitors due to the cleaner distillate fuel that the Company routinely uses in the tugs it charters. The Company believes these pronounced differences will become a positive differentiating factor in the future.

The Company bids annually for both marine and land insurance policies. Major coverages include hull and protection indemnity, pollution, excess liability, marine cargo, truckers’ liability, workers’ compensation, directors’ and officers’ and commercial property.

TECHNOLOGY

The core information systems of Trailer Bridge, Inc. run within the IBM AS-400 iSeries architecture which integrates all servers under a common platform and enhances the security of all corporate data by combining all data stores into a unified environment. This approach to data storage and retrieval into a SANS (Secure Area Network Storage) environment tightens controls on access and provides better management tools in the integrated environment. It also moves control of traditionally vulnerable operating software into the control of the IBM OS/400 operating system, one of the most secure operating systems in the industry today.

The information systems link the Company’s headquarters, truck operations center, San Juan office and marine terminals in Jacksonville and San Juan. The system enhances the Company’s operating efficiency by providing cost effective access to detailed information concerning available equipment, loads, shipment status and specific customer requirements, and permits the Company to respond promptly and accurately to customer requests.

The Company’s electronic data interchange (“EDI”) capability allows customers to tender loads, receive load confirmation, check load status and receive billing information via computer. The Company’s EDI system also helps in accelerating the collection of its receivables. The Company’s largest customers require EDI service from their core carriers.

The Company has a web-based load tracking system, which provides its customers with real time load information. This system, along with the EDI, has allowed the Company to better respond to customer demands. Since the deployment of this web based tracking system, usage has increased as our customers have found these systems to be useful for tracking their inventory and monitoring of their current payables. These systems have also enabled Trailer Bridge to handle increasing demand with greater efficiency, by knowing the exact location and load of every operator as well as open or excess capacity and identify the Company’s performing customers.

COMPETITION

The Company currently competes with three carriers for freight moving between the U.S. and Puerto Rico where its southbound container volume market share, excluding vehicles, during 2007 was approximately 14%, according to PIERS (Port Import Export Reporting Service), a subsidiary of the Journal of Commerce. The current operators in the Puerto Rico trade are Horizon Lines, Crowley Liner Services, Trailer Bridge and Sea Star Line. Based on available southbound industry data for 2007, Horizon Lines has approximately 34% of the market and operates four steam turbine powered container vessels that carry mainly 40’ containers. Crowley Liner Services, a subsidiary of Crowley Maritime Corporation, has approximately 31% of the market and operates roll-on/roll-off barges in various services between the U.S. and Puerto Rico. Sea Star Line, owned primarily by SaltChuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc., has approximately 21% of the market with two steam turbine powered combination roll-on/roll-off container vessels. If vehicle cargos were included in the market share analysis, Trailer Bridge, Crowley, and Sea Star market shares would be in excess of the preceding figures.

Puerto Rico shippers select carriers based primarily upon price and to a lesser extent, criteria such as frequency of shipments, transit time, consistency, billing accuracy and claims experience.

In the Dominican Republic trade, Trailer Bridge competes with over a dozen carriers. Trailer Bridge serves the northern port of Puerto Plata and therefore does not compete directly with most of the carriers that serve the much larger southern ports near Santo Domingo. Trailer Bridge’s service every 14 days to Puerto Plata represented a very small capacity increase in the trade between the U.S. and the Dominican Republic.

The trucking industry is highly competitive and fragmented with no one carrier or group of carriers dominating the market. The Company’s non-Puerto Rico domestic truckload operations, which are used primarily to balance its core Puerto Rico service, compete with a number of trucking companies as well as private truck fleets used by shippers to transport their own products. Truckload carriers compete primarily on the basis of price. The Company’s truck freight service also competes to a limited extent with rail and rail-truck intermodal service, but the Company attempts to limit this competition by seeking more time and service-sensitive freight.

The Company has several distinct advantages over its competitors in the Puerto Rico trade. The Company has a unique and superior operating system, which utilizes 53-foot high cube containers, Triplestack Box Carriers™, and reach stackers to load/unload freight. In November 2007, Trailer Bridge was notified by the United States Patent and Trademark Office (USPTO) that the Company has received a notice of allowance for its patent application related to the process of loading and unloading containers on its Triplestack Box Carrier™ vessels. Trailer Bridge also holds several patents related to its Vehicle Transport Modules® (VTM®), special purpose modules for receiving motorized vehicles for transportation that interchange easily between transport modes without the necessity of re-handling the vehicles.

The Company’s ocean-going tugs all use a cleaner distillate fuel as opposed to the residual fuel used by the self-propelled vessels in the Puerto Rico trade. The Company believes its vessel emissions characteristics result in it having the cleanest environmental footprint in the Puerto Rico trade and believes that this will become an increasingly important factor in customer’s decision making process. The vessel emission that experts are particularly concerned about is particulate matter as a recent study linked 60,000 deaths per year to the residual fuel typically used by vessels worldwide. One solution being proposed by various regulatory groups is a worldwide conversion to the cleaner distillate fuel that the Company’s vessels already use. Should this occur, it would result in a further cost advantage for the Company as competitors who presently use residual fuel would need to pay almost twice as much for cleaner distillate fuel.

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

The Company’s marine operations are conducted in the U.S. domestic trade and the U.S. foreign trade. A set of federal laws known as the Jones Act requires that only U.S. built, operated and crewed vessels move freight between ports in the U.S., including the noncontiguous areas of Puerto Rico, Alaska and Hawaii. These marine operations are subject to regulation by various federal agencies, including the Surface Transportation Board, the Federal Maritime Commission, the U.S. Maritime Administration and the U.S. Coast Guard. These regulatory authorities have broad powers governing activities such as operational safety, tariff filings of freight rates, certain mergers, contraband, environmental contamination and financial reporting. Management believes that its operations are in material compliance with current marine laws and regulations. The Company has approved the Facility Security Plans in place for our waterfront facilities and Vessel Security plans in compliance with Homeland Security and the Maritime Transportations Security Act. The Company is an approved participant in the Customs Trade Partnership against Terrorism (CTPAT). CTPAT participation is a requirement for carriers operating in foreign trade. The Company demonstrated that it has adequate security procedures in place to protect its assets and the products of its customers while under the Company’s control.

EMPLOYEES

At December 31, 2007, Trailer Bridge had 214 employees consisting of 75 truck drivers and 139 executive and administrative personnel.

CURRENT DEVELOPMENTS

In November 2007, members of the McLean family filed an amended Schedule 13D with the Securities and Exchange Commission disclosing their intent to actively market their shares of the Company’s common stock. This group beneficially owns approximately 5.8 million shares, or 47.8% of the Company’s outstanding common stock.

The Company’s Board of Directors appointed a committee of non-family Directors to meet and work closely with the McLean family and its advisors and represent the interests of the Company and its public stockholders in any transaction or sale of holdings proposed by the family and to explore strategic alternatives. The Committee has retained Jefferies & Company, Inc. as its financial advisor to assist in this effort.

The timing, structure and completion of any transaction or sale by the family or the Company, will depend on a variety of factors, including the Company’s financial performance and macroeconomic conditions. There can be no assurance that any transaction or sale will occur or as to the terms, manner or timing of any sale.

AVAILABLE INFORMATION

The Company makes its public filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available at the Company’s web site http://www.trailerbridge.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Any material that the Company files with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. Information on the operating of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Item 1A.	Risk Factors

Risks Relating to the Company’s Business

The Company has experienced losses in the past.

Due primarily to the overcapacity and intense competition in the Puerto Rico market during the late 1990’s and early 2000’s, the Company experienced significant financial losses and associated negative cash-flow during that time. Despite operating income for the Company in 2005, 2006 and 2007, the Company cannot assure that it will continue to be profitable and continue to generate positive cash flow. For example, the Company cannot assure that a new marine freight carrier will not commence operations in the Puerto Rico market. Most of its competitors have substantially greater financial resources, operate more equipment, or carry a larger volume of freight than the Company does.

The Company’s operations are dependent on a limited fleet and special loading structures.

The Company’s current operations depend on five vessels and triple deck loading ramps at its port facilities in Jacksonville and San Juan, the loss of which could have a material adverse effect on the Company. The operation of any marine vessel involves the risk of catastrophic events due to various perils of sea. In addition, port facilities in Jacksonville, San Juan and Puerto Plata are vulnerable to the risk of hurricanes. In the event of either a total loss of or major damage to its vessels or ramps, the Company cannot assure that the Company could locate suitable replacements, or if available, that such replacements could be obtained on suitable terms. The Company also could be adversely affected if unexpected maintenance or repairs are required for either of the custom configured ramp systems the Company uses. Although its vessels are insured for loss, the Company does not maintain business interruption insurance and the Company’s vessel insurance might not be high enough to build replacement vessels. Accordingly, the Company cannot assure that the loss of, damage to or significant required repair to any of its vessels or port facilities in the future would not have a material adverse effect on its cash flow.

A substantial part of the Company’s revenue is produced in a single market, which makes it susceptible to changes that could adversely affect its results.

The vast majority of its revenue is attributable to freight moving either to or from Puerto Rico. Its reliance on the Puerto Rico market makes it susceptible to a downturn in the local economy, local economic and competitive factors, changes in government regulations and political changes that the Company cannot predict.

Repeal or substantial amendment of the Jones Act could adversely affect its business.

The Jones Act provides that all vessels operating between ports in the United States, including the noncontiguous areas of Puerto Rico, Alaska and Hawaii, must be built, owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect and supported by the U.S. Congress and the current administration. However, the Company can not assure that the Jones Act will not be repealed or amended in the future. If the Jones Act were to be repealed or substantially amended and, as a consequence, competition were to increase in the Puerto Rico market, the Company’s business and cash flow could be adversely affected.

Changes in Tax Laws or the Interpretation Thereof, Adverse Tax Audits and Other Tax Matters Related to the Company’s Tonnage Tax Election or Such Tax May Adversely Affect Future Results.

The Company intends to elect to be taxed according to the tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities. Changes in tax laws or the interpretation thereof, adverse tax audits, and other tax matters related to such tax election or such tax may adversely affect the Company’s future results.

During the fourth quarter of 2007, a draft of a Technical Corrections Act proposed redefining the Puerto Rico trade to not qualify for application of the tonnage tax. The tax writing committee in Congress removed the tonnage tax repeal language from the Technical Corrections Act before its passage, but the Company cannot assure that there will not be future efforts to repeal all, or any portion of, the tonnage tax as it applies to the Company’s shipping activities.

New Service to Puerto Rico and Dominican Republic

In August 2007, the Company instituted a new sailing on a bi-weekly basis between and among Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. The implementation of the new sailing required additional investment in new container equipment and the charter of an additional tug boat. To date the new sailing has not been accretive and has incurred losses. No assurance can be given that the new sailing will cease to incur losses.

Fuel Prices

While the Company has a series of fuel surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. When fuel prices increase dramatically, rapidly or consistently the surcharge mechanism may not immediately adjust revenues enough to offset the increase in cost to the Company. Additionally, in periods of consistent fuel price increases, the fuel surcharge mechanism may not fully capture the increase in costs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

OFFICE FACILITIES

Trailer Bridge is headquartered in Jacksonville, Florida, where it owns a 20,500 square foot office building adjacent to its truck operations center. This facility allows 122 Jacksonville personnel to be centralized in one location. The office building has also been designed so that additions can be constructed to serve the Company’s future needs. The truck operations center property consists of 27.0 acres near Interstate 95, approximately 2 miles from the Company’s marine terminal on Blount Island. In addition to the office building, the property includes an 11,400 square foot tractor maintenance shop where preventative maintenance and repairs are performed, as well as, a trailer washing facility, drivers’ lounge and parking space for tractors and trailers.

The Company maintains small sales office facilities in Miami, Florida, North Carolina, Illinois, Ohio, New Jersey and Santiago, Dominican Republic that are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where 17 Puerto Rico administrative and sales personnel are based and executive offices in New York.

PORT FACILITIES

The Company utilizes port facilities in Jacksonville and San Juan where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck.

Trailer Bridge’s terminal in Jacksonville is located on Blount Island and consists of a berthing area and 30.2 acres leased from the Jacksonville Port Authority. The lease, which expires in 2013, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. Included in the lease is a triple deck loading ramp funded by the Jacksonville Port Authority that the Company uses to load and unload its triple-deck roll-on/roll-off barges. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume with a minimum guarantee of approximately $1.8 million per year.

The Company’s marine terminal in San Juan consists of two berthing areas and 46.0 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo-handling services. In addition to the area designated for parking containers and vehicles the Company has on site offices for its management personnel, two designated gate areas for receiving and delivery of loaded containers and vehicles, a roadability area for checking equipment, a three story loading ramp for working the triple deck roll-on/roll-off barges and a maintenance area for servicing our equipment. This agreement calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. This agreement was renewed October 16, 2006 with an expiration date of November 30, 2010 with renewals at the Company’s option until October 23, 2026. The Company believes its present port facilities combined with the additional San Juan land lease which it expects to conclude this year is sufficient for its current and future operations. See—RAMP STRUCTURES in Item 1- Business.

Trailer Bridge operates in the port of Puerto Plata in the Dominican Republic within the public container terminal operated by the Puerto Plata Port Authority. The Port Authority has set aside an exclusive secured area for parking Trailer Bridge loads and equipment and provides full time security personnel in this area. The vessel and terminal operations are managed by Ageport, an operating agent, under the direction of a Trailer Bridge manager.

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

The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims related to personnel matters or for personal injury and property damage incurred in the transportation of freight or disputed contract claims with its customers. The Company presently is a party to litigation arising from vehicle accidents, cargo damage and failure of a customer to meet its contractual volume commitment. Management is not aware of any claims or threatened claims that reasonably would be expected to exceed insurance limits or have a material adverse effect upon the Company’s operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the Fourth Quarter of 2007.

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

The following table represents the high and low bid quotations for the past two years.

2007	High	Low
First Quarter	$9.05	$8.00
Second Quarter	13.35	8.50
Third Quarter	13.20	10.43
Fourth Quarter	14.75	10.25

2006	High	Low
First Quarter	$9.50	$8.86
Second Quarter	9.26	7.20
Third Quarter	8.15	6.94
Fourth Quarter	8.75	7.50

The following line graph compares the Company’s cumulative total stockholder return on its Common Stock since December 31, 2002, with the cumulative total return of the NASDAQ US Index and the S & P Truckers Index. These comparisons assume the investment of $100 on December 31, 2002 in each index and in the Company’s Common Stock and the reinvestment of dividends. The Company has paid no dividends since its inception and does not anticipate doing so in the foreseeable future. Certain of the Company’s loan documents prevent the payment of cash dividends under certain circumstances. There is no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted in the graph below. The Company makes no predictions as to the future performance of its stock.

	INDEXED RETURNS Years Ending
Company / Index	Dec03	Dec04	Dec05	Dec06	Dec07
Trailer Bridge, Inc.	257.90	444.86	432.24	401.87	548.60
Nasdaq Index	150.36	163.00	166.58	183.68	201.91
S&P 600 Trucking Index	125.66	188.60	219.72	196.43	188.71

As of March 15, 2008 there were 97 stockholders of record in addition to approximately 1,000 stockholders whose shares were held in nominee name.

The following table sets forth information about the Company’s equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by securities holders	1,096,986	$4.90	264,968

Equity compensation plans not approved by securities holders	—	—	—

Total	1,096,986	$4.90	264,968

Item 6.	Selected Financial Data

The selected financial data set forth below has been derived from the financial statements of the Company. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto appearing elsewhere in this report.

	2007		2006		2005	2004		2003
	(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenues	$116,153	(3)	$110,250		$105,859	$98,775		$86,434
Operating income (loss)	14,208	(3)	4,851		18,250	8,597		(2,595)
Net income (loss) before taxes	4,523	(3)(4)	(4,985	) (2)(4)	7,952	4,430		(5,455)
Net (loss) income	(251	) (3)(4)	(18	) (2)(4)	7,834	4,441		(5,455)
Net (loss) income attributable to common shareholders	(251	) (3)(4)	(18	) (2)(4)	7,834	2,353		(7,282)
Basic, net (loss) income per common share	(0.02	) (3)(4)	(0.00	) (2)(4)	0.67	0.20		(0.74)
Diluted, net (loss) income per common share	(0.02	) (3)(4)	(0.00	) (2)(4)	0.64	0.19		(0.74)
BALANCE SHEET DATA:
Working capital (deficit)	5,313	(5)	15,844		15,427	10,423		(2,041)
Total assets	121,631		118,204		119,230	114,226	(1)	61,262
Long-term debt, capitalized leases and due to affiliate	108,107		105,603		107,631	109,595	(1)	43,340
Stockholders’ equity (capital deficit)	1,413		943	(2)	782	(7,090	) (1)	4,634
OTHER FINANCIAL DATA:
Capital expenditures	19,820	(5)	3,194		6,323	1,889		27
Dry-docking	5		12,766	(2)	292	350		244
Cash flows provided by (used in):
Operating activities	11,968		1,168		13,641	3,112		860
Investing activities	(19,734)		(3,648)		(6,115)	(23,561)		67
Financing activities	2,788		(1,999)		(2,332)	26,219		(2,647)
Net (decrease) increase in cash and cash equivalents	(4,978)		(4,479)		5,194	5,770		(1,720)

(1)	During the fourth quarter of 2004, the Company acquired all the assets and certain debt of an affiliate, resulting in the retirement of the Company’s Class B Preferred Stock.
(2)	During the first and second quarters of 2006, the Company’s two Ro/Ro vessels underwent required regulatory dry-docking. This was expensed during the period incurred in the amount of $12,648,823.
(3)	During the third quarter of 2007, the Company began TBC service to the Dominican Republic.
(4)	During 2006, the Company recorded a tax benefit of approximately $5 million and decreased its valuation allowance by approximately $3.1 million in accordance with SFAS 109. The Company believed it was more likely that not that this portion of the deferred tax asset would be recognized. The Company plans to elect on its 2007 Federal Tax return to be taxed under the tonnage tax resulting in the increase of its valuation allowance of approximately $4.6 million in 2007.
(5)	During 2007, the Company spent approximately $19.8 million on purchases and upgrades of revenue equipment using primarily cash generated by operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight by water to and from Puerto Rico, the Dominican Republic and the continental United States through its terminal facility in Jacksonville, Florida. Service to the Dominican Republic commenced in August 2007. The Company also earns revenue from the movement of freight within the continental United States when such movement complements its core business of moving freight to and from Puerto Rico and the Dominican Republic. The Company’s operating expenses consist of the cost of the equipment, labor, facilities, fuel, inland transportation and administrative support necessary to move freight to and from Puerto Rico, the Dominican Republic and within the continental United States. During 2007, the Company experienced an improvement in operating income and the resulting operating ratio compared to 2006 which was primarily due to the 2006 dry-docking expense and increases in volume partially offset by the expenses incurred in starting the Dominican Republic service.

RESULTS OF OPERATIONS

The following table sets forth the indicated items as a percentage of net revenues for the years ended December 31, 2007, 2006 and 2005.

Operating Statement - Margin Analysis

(% of Operating Revenues)

	2007	2006	2005
Operating revenues	100.0%	100.0%	100.0%
Salaries, wages, and benefits	14.4	13.7	15.2
Rent and purchased transportation	24.4	23.6	20.8
Fuel	16.2	13.3	13.1
Operating and maintenance (exclusive of depreciation shown separately below)	19.8	20.5	21.5
Dry-docking	—	11.6	0.3
Taxes and licenses	0.4	0.4	0.3
Insurance and claims	2.8	3.3	3.0
Communications and utilities	0.6	0.5	0.5
Depreciation and amortization	4.9	4.8	4.2
(Gain) loss on sale of assets	—	(0.1)	0.5
Other operating expenses	4.3	4.0	3.5

Total operating expenses	87.8	95.6	82.9

Operating income	12.2	4.4	17.2
Net interest expense	(8.3)	(8.9)	(9.7)
(Provision) benefit for income taxes	(4.1)	4.5	(0.1)

Net (loss) income	(0.2)%	0.0%	7.4%

Year ended December 31, 2007 Compared to Year ended December 31, 2006

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, improved from 95.6% in 2006 to 87.8% in 2007. This improvement is more fully explained under the operating expenses caption set forth below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units, by sailing route and freight carried:

Volume & Revenue Changes 2007 compared to 2006

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	3.2%	3.7%	1.6%
Auto and other cargos	21.0%	18.8%	47.5%
SOLs (Shipper owned equipment loads)	33.0%	43.1%	(13.4)%

Revenue Change ($millions):
Core container & trailer	$3.5	$3.2	$0.3
Auto and other cargos	2.5	2.2	0.3
SOLs	0.7	0.7	0.0
Other Revenues	(0.8)

Total Revenue Change	$5.9

The increase in core container and trailer revenue, and auto revenue is primarily due to increases in volume. The decrease in other revenue is primarily due to decreased charterhire.

Vessel capacity utilization southbound was 80.0% during 2007, compared to 87.1% during 2006. Southbound trailer and container volume increased slightly but vessel capacity utilization decreased due to the addition of one TBC vessel for use in the Dominican Republic service which commenced in August 2007. The Company expects auto volume to continue to increase.

The decrease in other revenues is primarily attributable to a decrease in slot charter during 2007 to $0.4 million from $1.4 million in 2006. Slot charter is revenue related to the sale, to customers, of space on competitors vessels in the trade lanes served by the Company. The slot charter arrangement the Company had with a competitor ended in 2007. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $17.3 million in 2007 and $16.9 million in 2006. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $1.7 million in 2007 compared to $1.6 million in 2006. Total charterhire revenue amounted to $1.7 million in 2007 and $1.8 million in 2006. Charterhire is rental revenue for vessels not in use in a liner service. Security charges are charges to cover the Company’s expenses beyond the normal security required to ensure the safety of the shipper’s cargo. These charges amounted to $2.1 million in 2007 compared to $1.9 million in 2006. Revenue related to the Dominican Republic service, which commenced in August 2007, was approximately $0.5 million.

Operating expenses

Operating expenses decreased by $3.5 million, or 3.3% from $105.4 million in 2006 to $101.9 million for 2007. This decrease was due primarily to the expense associated with the required regulatory dry-docking of the Company’s two ro/ro barges during 2006 totaling $12.8 million. The ro/ro vessels are not scheduled for another dry-docking until 2011. Most other operating expenses of the Company increased during 2007 as a result of additional volume and the implementation of an additional bi-weekly sailing. Salaries and benefits increased by $1.6 million or 10.4% primarily due to salary increases partially offset by a decrease in incentive based compensation. Rent and purchased transportation increased by $2.3 million or 8.8% due to tug charter related to the new Dominican Republic service and increased inland purchased transportation related to increases in volume. Fuel expense increased $4.1 million or 28.2% due to increased consumption related to the Dominican Republic service and increases in fuel prices. Operating and maintenance expense decreased $12.3 million or 34.9% primarily due to required regulatory dry-docking of the Company’s two ro/ro barges during 2006. Depreciation and amortization expense increased by $0.4 million or 6.9% due to the Company’s purchase of revenue equipment. Other operating expenses increased $0.6 million due to an increase in the period expenses related to the Company’s allowance for doubtful accounts, an increase in advertising costs, legal fees and an increase in security expenses during 2007. As a result, the Company’s operating ratio improved from 95.6% during 2006 to 87.8% during 2007.

Interest Expense

Interest expense increased to $10.3 million in 2007 from $10.2 million in 2006 primarily due to the draw on the Wachovia note payable in the fourth quarter of 2007. This note payable was established to fund the purchase of containers and chassis to support the Dominican Republic service. In November 2007, the Company drew approximately $4.6 million on this note.

Income Taxes

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company determined that it will be making the election to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to 2007 under the tonnage tax method is estimated to be approximately $28,000 which cannot be offset by the Company’s existing NOL’s because when the Company elects to be taxed under the tonnage tax regime its federal NOL’s related to qualifying shipping activities will not be available to offset any related tonnage tax. As a result, it is more likely than not that the Company will not be able to utilize its deferred tax asset. Therefore during the second quarter of 2007, the deferred tax asset valuation allowance was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset of approximately $202,000 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

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

As a result of the implementation of FIN 48, the Company performed a review of its uncertain tax positions in accordance with FIN 48 and concluded that there were no significant adjustments required related to uncertain tax positions.

As of the adoption date, the Company had no accrued interest expense or penalties related to the unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and each state jurisdiction in which it operates which imposes an income tax. The Company has not been subject to Internal Revenue Service (IRS) examination of its federal income tax returns. The Company is not currently involved in any state income tax examination.

As a result of the factors described above, the Company reported a net loss of $0.3 million or $(0.02) per share, basic and diluted, for the year ended December 31, 2007 compared to a net loss of $18,093 or $(0.00) per share, basic and diluted, for the year ended December 31, 2006.

Year ended December 31, 2006 Compared to Year ended December 31, 2005

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units, by sailing route and freight carried:

Volume & Revenue Changes 2006 compared to 2005

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	(1.9)%	(3.8)%	4.3%
Auto and other cargos	(24.7)%	(26.8)%	15.1%
SOLs (Shipper owned equipment loads)	(1.9)%	(9.9)%	67.0%

Revenue Change ($millions):
Core container & trailer	$2.4	$1.2	$1.2
Auto and other cargos	(2.9)	(3.0)	0.1
SOLs	(0.3)	(0.3)	0.0
Other Revenues	5.1

Total Revenue Change	$4.3

The increase in core container and trailer revenue, and other revenue is primarily due to increases in accessorial charges and freight rates partially offset by volume decreases.

Vessel capacity utilization southbound was 87.1% during 2006, compared to 88.9% during 2005. Southbound trailer and container volume remained relatively stable but vessel capacity utilization decreased due to a decrease in the auto and other cargo volume southbound.

The increase in other revenues is primarily attributable to an increase in fuel surcharges. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $16.9 million in 2006 and $11.9 million in 2005. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $1.6 million in 2006 in comparison to $3.1 million in 2005. Total charterhire revenue amounted to $1.8 million in 2006 and $1.0 million in 2005. Charterhire is rental revenue for vessels not in use in a liner service. Security charges are charges to cover the Company’s expenses beyond the normal security required to ensure the safety of the shipper’s cargo. These charges amounted to $1.9 million in 2006 compared to $1.8 million in 2005.

Operating expenses

Operating expenses increased by $17.8 million, or 20.3% from $87.6 million in 2005 to $105.4 million for 2006. This increase was due primarily to the expense associated with the required regulatory dry-docking of the Company’s two ro/ro barges during 2006 totaling $12.8 million. The ro/ro vessels are not scheduled for another dry-docking until 2011. Salaries and benefits decreased by $0.9 million or 5.9% primarily due to decreases in fringe benefits and incentive based compensation. Rent and purchased transportation increased by $4.0 million or 18.3% due to increases in fuel surcharges paid to other carriers as well as the increased usage of inland purchased transportation. Fuel expense increased $0.9 million or 6.3% as a result of market price increases. Operating and maintenance expense increased $12.3 million or 53.5% primarily due to required regulatory dry-docking of the Company’s two ro/ro barges during 2006. Insurance and claims increased $0.5 million or 14.7% as a result of increases in premiums due to overall market rate increases and an increase in the Company’s inland transportation fleet. Depreciation and amortization expense increased by $0.9 million or 19.4% due to the Company’s purchase of property, plant and equipment. Gain on sale of assets increased by $0.6 million primarily due to the 2005 loss on the sale of a portion of the Company’s over the road equipment. Other operating expenses increased $0.7 million due to an increase in the period expenses related to the Company’s allowance for doubtful accounts, an increase in consulting fees and an increase in security expenses during 2006. As a result, the Company’s operating ratio deteriorated to 95.6% during 2006 from 82.9% during 2005. The Company’s operating ratio, as adjusted to account for dry-docking using the defer-and-amortize method like its peers, deteriorated slightly to 85.4% during 2006 from 83.2% during 2005.

Interest Expense

Interest expense decreased to $10.2 million in 2006 from $10.5 million in 2005 primarily due to the reduction in due to affiliate and Title XI debt principal payments.

Income taxes

Income taxes are calculated using the liability method specified by Financial Accounting Standards Board Statement (“SFAS”) No. 109 “Accounting for Income Taxes”. Valuation allowances are provided against deferred tax assets if it is considered “more likely than not” that some portion or the entire deferred tax asset will not be realized.

Management considered such factors as cumulative earnings history in addition to projected results in assessing the need for a valuation allowance in the Company’s 2006 financial statements. Management concluded that it was more likely than not that a portion of the deferred tax asset would be realized and adjusted the valuation allowance accordingly. The most weight is given to near term budgets and this reduction was calculated by applying a 38% tax rate to the 2007 business plan. As a result of this analysis, the Company recorded a tax benefit of approximately $5.0 million, including a $3.1 million decrease in the valuation allowance during the year ended December 31, 2006.

As a result of the factors described above, the Company reported a slight net loss of $18,093 or $(0.00) per share, basic, at December 31, 2006 compared to net income of $7.8 million or $0.67 per share, basic, at December 31, 2005.

DIVIDENDS

The Company has not declared or paid dividends on its common stock during the past five years.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $12.0 million in 2007 compared to net cash provided by operating activities of $1.2 million in 2006. This represented an increase of $10.8 million from 2006 due primarily to the large cash outlays related to the dry-dockings during 2006. The increase in the accounts payable was related to higher operating expenses as a result of increased volume. Net cash used in investing activities was $19.7 million in 2007 compared to net cash used in investing activities in 2006 of $3.6 million. The Company spent $19.8 million on purchases and upgrades of revenue equipment during 2007. Net cash provided by financing activities was $2.8 million in 2007 compared to net cash used in financing activities of $2.0 million in 2006 representing a change of $4.8 million primarily the result of borrowing approximately $4.6 million from Wachovia to finance the purchase of a portion of the new revenue equipment. At December 31, 2007, cash amounted to $1.9 million, working capital was at $5.3 million, and stockholders’ equity was $1.4 million.

Net cash provided by operating activities was $1.2 million in 2006 compared to net cash provided by operating activities of $13.6 million in 2005. This represented a decrease of $12.4 million from 2005 due primarily to the large cash outlays related to the dry-dockings. The decrease in net cash provided by operating activities was also a result of an increase in accounts receivable related to increased revenue during 2006 offset by an increase in the combination of accounts payable and accrued liabilities related to higher operating expenses. Net cash used in investing activities was $3.6 million in 2006 compared to net cash used in investing activities in 2005 of $6.1 million. The Company spent $3.2 million on purchases and upgrades of equipment during 2006. Also, the Company deposited $1.2 million to comply with its Title XI debt agreement which required the Company to deposit a portion of net earnings (as defined) into a reserve fund until an amount equal to fifty percent of the outstanding balance is reached. Net cash used in financing activities was $2.0 million in 2006 compared to net cash used in financing activities of $2.3 million in 2005 representing a change of $0.3 million primarily the result of a decrease in the amount of loan costs incurred during the period. At December 31, 2006, cash amounted to $6.9 million, working capital was at $15.8 million, and stockholders’ equity was $0.9 million. The Company anticipates capital expenditures of approximately $2.5 million during 2008 for the purchase of 200 new containers.

The Company has outstanding two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds Due September 30, 2022 and 6.52% Sinking Fund Bonds Due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended. The aggregate principal amount of the Title XI Bonds outstanding at December 31, 2007 was $18.5 million. During 2007, the Company made no deposits into a reserve fund that secures the Title XI Bonds. As of December 31, 2007, the balance of this reserve fund was approximately $4.1 million.

As of December 31, 2007, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary”). If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance and operation of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied its obligation to make deposits into the reserve fund. As of December 31, 2007, the Company was in compliance with such restrictions.

The Company’s revolving credit facility with Wachovia (formerly Congress Financial Corporation), as amended, provides for a maximum availability of $10 million and expires April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula (approximately $9.9 million was available under this formula at December 31, 2007) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At December 31, 2007, there were no advances drawn on this credit facility.

The Company’s has access to a term loan that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At December 31, 2007, approximately $4.6 million was drawn on this loan to fund equipment purchases.

The Company’s $85 million 9- 1/4 % Senior Secured Notes mature on November 15, 2011. Interest on the notes is payable semi-annually on each May 15 and November 15. Prior to November 15, 2008, the Company

may redeem some or all of the notes at a make-whole premium. After November 15, 2008, the Company may redeem the notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, places restrictions (as defined) on the Company’s ability to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinate debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets.

The Company’s expected cash flows from operating activities and the availability under the credit facility will provide sufficient cash flows for future operations.

INFLATION

Inflation has had a minimal effect upon the Company’s operating results in recent years. Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. All transactions are denominated in United States Dollars. The Company expects that inflation will affect its costs no more than it affects those of other truckload and marine carriers.

SEASONALITY

The Company’s marine operations are subject to the seasonality of the Puerto Rico freight market where shipments are generally reduced during the first calendar quarter and increased during the third and fourth calendar quarters of each year.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations and commitments at December 31, 2007. See Notes 3 and 4 of the financial statements for additional information regarding long-term debt and operating leases.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$108,106,726	$2,008,220	$3,938,390	$88,938,390	$13,221,726
Operating Lease Obligations	15,679,111	5,049,547	5,563,651	3,712,320	1,353,593

Total	$123,785,837	$7,057,767	$9,502,041	$92,650,710	$14,575,319

Purchase obligations are reflected in accounts payable and accrued liabilities on the balance sheet and are not reflected in the above table. In addition, the table above does not include contractual interest obligations on the Company’s debt, the cost of labor associated with the lease of tug boats and other purchase obligations that are not material.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as of December 31, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

The Company’s most critical accounting policies are described below.

Revenue Recognition. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 91-09, “Revenue and Expense Recognition for Freight Services in Process,” voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. Demurrage and charterhire revenue are included in our revenues. Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. Charter hire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of our customers. These amounts are computed daily and included in “Operating Revenue.”

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

Repairs and Maintenance. The Company expenses repairs and maintenance as incurred. Every five years the Company’s vessels are required to go through regulatory dry-docking. The Company elected, in a prior year, to account for its dry-docking costs using the expense-as-incurred method as opposed to the defer-and-amortize method predominantly used by the Company’s industry peer group. The Company elected the expense-as-incurred method for accounting for these required regulatory dry-docking costs as it is the method preferred by the Securities and Exchange Commission. Using the expense-as-incurred method, the Company recorded $4,544, $12,765,606, and $292,167, in the years ended December 31, 2007, 2006 and 2005, respectively. Had the Company used the defer-and-amortize method such expenses would have been amortized over the five year period between regulatory dry-dockings.

Impairment Of Long-Lived Assets. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to our carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected operating cash flows, replacement costs of such assets, business plans and overall market conditions. The Company determines undiscounted projected net operating cash flows and compares it to the carrying value. In the event that impairment occurred, the Company would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. The Company estimates fair value primarily through the use of appraisals or other valuation techniques. The Company recognized no impairments in 2005, 2006 or 2007.

Uncollectible Accounts. The Company records a monthly provision based on specific known collectibility problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, including review of historical collection trends, and adjusts the provision account each quarter. It is the Company’s policy to write off receivables once it is determined that additional efforts of collection will not result in the collection of the receivable.

Income taxes. The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes. For federal income tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income in a given tax year with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax. As a result of this analysis, the Company determined that it will be making the election on its 2007 federal tax return. The federal tax expense related to 2007 under the tonnage tax method is estimated to be approximately $28,000 which cannot be offset by the Company’s existing NOL’s because when the Company elects to be taxed under the tonnage tax regime its federal NOL’s related to qualifying shipping activities will not be available to offset any related tonnage tax. As a result, it is more likely than not that the Company will not be able to utilize its deferred tax asset. Therefore during the second quarter of 2007, the deferred tax asset valuation allowance was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset of approximately $202,000 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

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

As a result of the implementation of FIN 48, the Company performed a review of its uncertain tax positions in accordance with FIN 48 and concluded that there were no significant adjustments required related to uncertain tax positions.

As of the adoption date, the Company had no accrued interest expense or penalties related to the unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and each state jurisdiction in which it operates which imposes an income tax. The Company has not been subject to Internal Revenue Service (IRS) examination of its federal income tax returns. The Company is not currently involved in any state income tax examination.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with less management judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited financial statements and notes thereto which begin on page 33 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. This standard also requires that increases and decreases in the noncontrolling ownership be accounted for as equity transactions. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial condition and results of operations and does not believe that it will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning after November 15, 2007; however, the FASB has deferred the implementation of the provision of SFAS 157 relating to nonfinancial assets and liabilities until January 1, 2009. The Company is currently evaluating this standard to determine its impact, if any, on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For the current year, the estimated fair value of the Company’s long-term debt was greater than the carrying values by approximately $462,101 This difference in the fair value and the carrying value is based on the anticipated change in the Company’s borrowing rate over the term of the Company’s fixed rate debt.

The Company has no interest rate swap or hedging agreements at December 31, 2007.

Expected Fiscal Year of Maturity at December 31, 2007

Long Term Debt:

	2008	2009	2010	2011	2012 & After	Total	Fair Value
Fixed Rate	$1,247,927	$1,208,902	$1,208,902	$86,208,902	$13,670,333	$103,544,966	$104,009,017
Average Interest Rate	8.80%	8.82%	8.85%	8.87%	6.73%	8.41%

Variable Rate	760,293	760,293	760,293	760,293	1,520,588	4,561,760	4,559,809
Average Interest Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

Total	$2,008,220	$1,969,195	$1,969,195	$86,969,195	$15,190,921	$108,106,726	$108,568,827

Item 8.	Financial Statements and Supplementary Schedule

Index to financial statements and schedule of Trailer Bridge, Inc.

See Note 14 to the financial statements for summarized quarterly financial data.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

Trailer Bridge, Inc.

Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailer Bridge, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in the first quarter of 2006.

/s/ BDO Seidman, LLP

Miami, Florida

March 28, 2008

TRAILER BRIDGE, INC.

BALANCE SHEETS

DECEMBER 31,

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,932,535	$6,909,885
Trade receivables, less allowance for doubtful accounts of $1,010,341 and $ 864,875	15,794,534	16,076,170
Prepaid and other current assets	1,504,042	1,637,402
Deferred income taxes, net	202,001	4,975,360

Total current assets	19,433,112	29,598,817
Property and equipment, net	93,762,574	79,966,635
Other assets	8,435,280	8,638,226

TOTAL ASSETS	$121,630,966	$118,203,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,918,764	$5,444,805
Accrued liabilities	4,745,867	5,647,988
Unearned revenue	446,774	565,194
Current portion of long-term debt	2,008,220	1,208,902
Current portion of due to affiliate	—	888,133

Total current liabilities	14,119,625	13,755,022

Long-term debt, less current portion	106,098,506	103,505,941

TOTAL LIABILITIES	120,218,131	117,260,963

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 11,931,564 and 11,787,787 shares issued and outstanding	119,316	117,878
Additional paid-in capital	53,076,644	52,357,352
Deficit	(51,783,125)	(51,532,515)

TOTAL STOCKHOLDERS’ EQUITY	1,412,835	942,715

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,630,966	$118,203,678

See accompanying summary of accounting policies and notes to financial statements

TRAILER BRIDGE, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2007	2006	2005
OPERATING REVENUES	$116,152,794	$110,249,949	$105,858,617
OPERATING EXPENSES:
Salaries, wages, and benefits	16,702,856	15,135,860	16,084,332
Rent and purchased transportation	28,284,876	26,003,083	21,985,735
Fuel	18,851,635	14,704,320	13,830,796
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	23,009,628	22,570,884	22,727,418
Dry-docking	4,544	12,765,606	292,167
Taxes and licenses	432,285	426,419	339,426
Insurance and claims	3,226,439	3,685,332	3,213,150
Communications and utilities	672,739	507,629	503,744
Depreciation and amortization	5,640,543	5,278,337	4,419,694
Loss (gain) on sale of assets	55,421	(105,905)	508,624
Other operating expenses	5,064,093	4,427,050	3,703,230

	101,945,059	105,398,615	87,608,316

OPERATING INCOME	14,207,735	4,851,334	18,250,301

NONOPERATING (EXPENSE) INCOME:
Interest expense	(10,274,249)	(10,249,671)	(10,525,939)
Interest income	589,263	412,876	227,535

INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	4,522,749	(4,985,461)	7,951,897
(PROVISION) BENEFIT FOR INCOME TAXES	(4,773,359)	4,967,368	(117,532)

NET (LOSS) INCOME	$(250,610)	$(18,093)	$7,834,365

PER SHARE AMOUNTS:
NET (LOSS) INCOME PER SHARE BASIC	$(0.02)	$(0.00)	$0.67

NET (LOSS) INCOME PER SHARE DILUTED	$(0.02)	$(0.00)	$0.64

See accompanying summary of accounting policies and notes to financial statements

TRAILER BRIDGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

	Common Stock		Additional Paid-In Capital	Deficit	Total
	Shares	Amount
Balance, January 1, 2005	11,762,178	$117,621	$52,140,986	$(59,348,787)	$(7,090,180)
Net Income				7,834,365	7,834,365
Compensation - Stock Options
Options Exercised	13,474	136	37,800		37,936

Balance, December 31, 2005	11,775,652	117,757	52,178,786	(51,514,422)	782,121
Net (Loss)				(18,093)	(18,093)
Compensation - Stock Options			144,089		144,089
Options Exercised	12,135	121	34,477		34,598

Balance, December 31, 2006	11,787,787	117,878	52,357,352	(51,532,515)	942,715
Net (Loss)				(250,610)	(250,610)
Compensation - Stock Options			397,239		397,239
Options Exercised	143,777	1,438	322,053		323,491

Balance, December 31, 2007	11,931,564	$119,316	$53,076,644	$(51,783,125)	$1,412,835

See accompanying summary of accounting policies and notes to financial statements

TRAILER BRIDGE, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED December 31,

	2007	2006	2005
Operating activities:
Net (loss) income	$(250,610)	$(18,093)	$7,834,365
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,636,298	5,274,201	4,416,038
Amortization of loan costs	747,479	844,207	746,028
Non-cash stock compensation expense	397,239	144,089	—
Provision for doubtful accounts	1,662,918	1,096,763	1,202,003
Deferred tax expense	4,666,761	(4,975,360)	—
Loss (gain) on sale of fixed assets	55,421	(105,905)	508,624
Decrease (increase) in:
Trade receivables	(1,381,282)	(1,988,751)	(795,601)
Prepaid and other current assets	133,360	55,707	634,202
Other assets	(298,176)	—	—
Increase (decrease) in:
Accounts payable	1,512,984	(746,555)	(739,499)
Accrued liabilities	(795,524)	1,781,380	335,133
Unearned revenue	(118,420)	(193,829)	(499,869)

Net cash provided by operating activities	11,968,448	1,167,854	13,641,424

Investing activities:
Purchases of property and equipment	(19,820,356)	(3,194,354)	(6,322,936)
Proceeds from sale of property and equipment	347,666	747,658	804,237
Additions to other assets	(261,325)	(1,201,775)	(596,621)

Net cash used in investing activities	(19,734,015)	(3,648,471)	(6,115,320)

Financing activities:
Payments on borrowing from affiliate	(888,132)	(818,913)	(755,091)
Exercise of stock options	323,491	34,598	37,936
Cash received from note payable	4,561,760	—	—
Principal payments on notes payable	(1,208,902)	(1,208,902)	(1,208,902)
Loan costs	—	(5,540)	(406,368)

Net cash provided by (used in) financing activities	2,788,217	(1,998,757)	(2,332,425)

Net (decrease) increase in cash and cash equivalents	(4,977,350)	(4,479,374)	5,193,679
Cash and cash equivalents, beginning of the period	6,909,885	11,389,259	6,195,580

Cash and cash equivalents, end of the period	$1,932,535	$6,909,885	$11,389,259

Supplemental cash flow information and non-cash investing and financing activities:
Cash paid for interest	$10,265,131	$10,424,813	$9,642,041

Cash paid for income taxes	$—	$7,992	$103,487

See accompanying summary of accounting policies and notes to financial statements

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Trailer Bridge, Inc. (the “Company”) is a domestic trucking and marine transportation company with contract and common carrier authority. Highway transportation services are offered in the continental United States, while marine transportation is offered between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic.

Cash and Cash Equivalents—The Company considers cash on hand and amounts on deposit with financial institutions with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts—The Company records a monthly provision based on specific known collectibility problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, and adjusts the provision account each quarter. It is the Company’s policy to write off receivables once it is determined that additional efforts of collection will not result in the collection of the receivable.

Property and Equipment—Property and equipment are carried at cost. Property and equipment are depreciated to their estimated salvage values on a straight-line method based on the following estimated useful lives:

Years
Buildings and structures	40
Office furniture and equipment	6-10
Leasehold improvements	2-12
Freight equipment:	4-40
Vessels	20-40
Tractors	4-6
Containers, Chassis and VTM’s	18-22
Trailers	12

The Company expenses maintenance and repair costs, including regulatory dry-docking of its vessels, as incurred.

Tires on revenue equipment purchased are capitalized as part of the equipment cost and depreciated over the life of the vehicle. Replacement tires are expensed when placed in service.

Leasehold improvements and equipment under capital leases are amortized over the lesser of the estimated lives of the asset or the lease terms.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by net undiscounted cash flows expected to be generated by the asset. An impairment loss is recognized if the sum of the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Revenue Recognition and Classification—In accordance with Emerging Issues Task Force (“EITF”) Issue No. 91-09, “Revenue and Expense Recognition for Freight Services in Process,” voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

each reporting period; commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. Net demurrage and charterhire revenue are included in our revenues. Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. Charterhire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of our customers. These amounts are computed daily and included in “Operating Revenue.” The Company has in place fuel surcharges that are stipulated in the Company’s tariff at predetermined levels based upon the price of fuel. The fuel surcharge is distinguished from freight revenues and is reported in the Company’s operating revenues. The fuel surcharge was approximately $17.3 million, $16.9 million and $11.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Income Taxes – The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”) in the first quarter of 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

As a result of the implementation of FIN 48, the Company performed a review of its uncertain tax positions in accordance with FIN 48 and concluded that there were no significant adjustments required related to uncertain tax positions.

Interest and penalties, if incurred, would be recognized as a component of income tax expense.

The Company files income tax returns in the U.S. federal jurisdictions and each state jurisdiction in which it operates which imposes an income tax. The Company has not been subject to Internal Revenue Service (IRS) examination of its federal income tax returns. The Company is not currently involved in any state income tax examination.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing earnings applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

The following reconciles Basic and Diluted Earnings Per Share:

	For years ended December 31,
	2007	2006	2005
Basic Earnings Per Share:
Net (loss) income attributable to common shareholders	$(250,610)	$(18,093)	$7,834,365

Weighted average common shares-basic	11,871,326	11,782,771	11,769,037
(Loss) income per common shares- basic	$(0.02)	$(0.00)	$0.67

Diluted Earnings Per Share
Add: Diluted effect of options	—	—	543,911

Weighted average shares -diluted	11,871,326	11,782,771	12,312,948
(Loss) income per common shares- diluted	$(0.02)	$(0.00)	$0.64

Options to purchase 1,096,986, 483,472 and 484,550 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive during the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation—In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

The Company adopted SFAS 123R using the modified prospective method effective January 1, 2006, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the years ended December 31, 2007 and 2006, compensation expense in the amounts of $397,239 and $144,089, respectively, were recorded as part of salaries, wages, and benefits in the statement of operations. Amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of SFAS 123R. The pro forma effect of the 2005 prior period is as follows:

2005
Net income attributable to common shares, as reported	$7,834,365
Total stock-based employee compensation cost determined under fair value method for all awards, net of related tax effects	(234,733)

Net income, pro forma	$7,599,632

Income per common share:
Basic, as reported	$0.67
Diluted, as reported	$0.64
Basic, pro forma	$0.65
Diluted, pro forma	$0.62

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Advertising Costs – The Company’s advertising costs are expensed as incurred.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements - In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. This standard also requires that increases and decreases in the noncontrolling ownership be accounted for as equity transactions. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial condition and results of operations and does not believe that it will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning after November 15, 2007; however, the FASB has deferred the implementation of the provision of SFAS 157 relating to nonfinancial assets and liabilities until January 1, 2009. The Company is currently evaluating this standard to determine its impact, if any, on the Company’s financial statements.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

2. PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2007 and 2006 consist of the following:

	2007	2006
Vessels	$55,708,780	$55,708,780
Containers and trailers	35,096,560	24,801,332
Chassis	20,340,652	13,136,158
Tractors	5,135,200	4,383,267
Office furniture and equipment	3,949,339	3,798,968
Buildings and structures	2,714,116	2,714,116
VTM’s	2,510,732	2,510,732
Leasehold improvements	1,327,550	1,208,537
Land	1,254,703	1,254,703

	128,037,632	109,516,593
less: accumulated depreciation and amortization	(34,275,058)	(29,549,958)

	$93,762,574	$79,966,635

Depreciation and amortization expense on property and equipment was $5,640,543, $5,278,337, and $4,419,694 in 2007, 2006 and 2005, respectively.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

3. LONG-TERM DEBT AND DUE TO AFFILIATES

Following is a summary of long-term debt at December 31, 2007 and 2006:

	2007	2006
Senior secured notes maturing on November 15, 2011; Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2005. The notes accrue interest at 9 1/4 % per year on the principal amount. The notes are collateralized by a first priority lien with a carrying value of $44.0 million on two roll-on/roll-off barges, certain equipment and the Jacksonville, Florida office and terminal, including associated real estate.	$85,000,000	$85,000,000

Ship-financing bonds and notes (Title XI) maturing on March 30, 2023; payable in semi-annual installments of principal and interest; interest is fixed at 6.52%; collateralized by vessels with a carrying value of $13,546,571 at December 31,2007; amount is guaranteed by The United States of America under the Title XI Federal Ship Financing Program.	11,545,290	12,290,149

Ship-financing bonds and notes (Title XI) maturing on September 30, 2022; payable in semi-annual installments of principal and interest; interest is fixed at 7.07%; collateralized by vessels with a carrying value of $8,724,241 at December 31, 2007; amount is guaranteed by The United States of America under the Title XI Federal Ship Financing Program.	6,960,651	7,424,695

Wachovia note maturing on April 23, 2012; payable in monthly installments of principal and interest; interest is calculated using the Prime rate on the first day of the month, 7.50% at December 31, 2007; collateralized by eligible new equipment acquired during 2007 with a carrying value of $7,844,372 at December 31, 2007.	4,561,760	—

First National Bank note maturing on June 21, 2008; payable in monthly installments of principal and interest; interest is fixed at 8.00%.	39,025	—

Unsecured related party debt that matured December 2007; payable in monthly installments of principal and interest; interest at a rate of 8.03%.	—	888,132

	$108,106,726	105,602,976
Less current portion	(2,008,220)	(2,097,035)

	$106,098,506	$103,505,941

(A) SENIOR SECURED NOTES

The $85 million in 9- 1/4 % Senior Secured Notes mature on November 15, 2011. Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2005. Prior to November 15, 2008, the Company may redeem some or all of the notes at a make-whole premium. After November 15, 2008, the Company may redeem the notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. In addition, prior to November 15, 2007, the Company had the option to redeem up to 35% of aggregate principal amount of the notes with the net proceeds of certain equity offerings at a redemption price of 109  1/4% of the principal amount of the notes, plus accrued and unpaid interest to the date of redemption. The Company chose not to exercise this option. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, restricts (as defined) the Company to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinate debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets. The notes are secured by a first priority lien for the benefit of the holders of the notes on our two roll-on/roll-off barges, certain equipment and our Jacksonville, Florida office and terminal, including associated real estate. The notes are subordinated to the Title XI debt collateralized by the TBC (Triplestack Box Carriers) barges.

(B) SHIP FINANCING BONDS AND NOTES

In the first quarter of 2004, the Company received approval to reschedule principal payments over the remaining life of each Title XI issue. As rescheduled, the Company’s semi-annual principal payments increased to $232,022 and $372,429 respectively. In addition, in connection with obtaining the consent of the Secretary of Transportation of the United States of America (the “Secretary”) to offer and sell senior secured notes, in December 2004 the Company deposited approximately $2.0 million into a reserve fund that secures the Title XI Bonds and during 2006 the Company deposited an additional $1.1 million. During 2007 the Company did not make a deposit into the reserve fund. As of December 31, 2007 and 2006, the Company did not comply with the financial covenants relating to certain leverage ratios contained in the Title XI debt agreements. The default provisions of the Title XI covenants provide that, in the event of default, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary. The Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal operation and maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary under Title XI and liens incurred in ordinary course of business. However, none of the foregoing restrictions will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied our obligation to make deposits into the reserve fund. In November 2004, the Company received permission from the Secretary to issue $85 million in Senior Secured Notes and to use the proceeds of this transaction to fund the acquisition of K Corp., repay K Corp.’s indebtedness, repay our existing debts, and exercise certain equipment purchase options on equipment previously leased. As of December 31, 2007 and 2006, the Company has not performed any such restricted financial activities and therefore, it’s in compliance with such restrictions. The United States of America under the Title XI Federal Ship Financing Program guarantees the bonds.

According to the Title XI debt agreement based on adjusted earnings as defined by the agreement, the Company is required to make a deposit into a reserve fund that secures the Title XI Bonds. As of December 31, 2007 and 2006, the total amount held in deposit was $4.1 million and $3.9 million, respectively, which is included within other assets on the balance sheet. The Company does not have a deposit requirement based on adjusted earnings as defined by the agreement through December 2007. Under certain circumstances, the Title XI debt agreement requires an annual deposit until an amount equal to fifty percent of the outstanding balance is reached which is approximately $9.3 million as of December 31, 2007.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

(C) WACHOVIA TERM LOAN

The Company has access to a term loan with Wachovia that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At December 31, 2007, approximately $4.6 million was drawn on this loan to fund equipment purchases.

(D) EQUIPMENT DEBT

The Company’s note payable with First National Bank arose from a purchase option within a lease of office equipment. The note has an interest rate of 8.00% and matures in June 2008.

(E) UNSECURED RELATED PARTY DEBT

As of December 31, 2007, the related party debt had been completely repaid. This debt arose in a prior year from deferred charterhire payments to K Corp., the former lessor of the Company’s Ro/Ro vessels, had an interest rate of 8.03% and was payable in 36 equal monthly installments which began in January 2005.

(F) REVOLVING LINE OF CREDIT

The Company’s revolving credit facility with Wachovia (formerly Congress Financial Corporation), as amended, provides for a maximum availability of $10 million and expires April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula (approximately $9.9 million was available under this formula as December 31, 2007) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At December 31, 2007, there were no advances drawn on this credit facility.

Following are maturities of long-term debt at December 31, 2007:

2008	$2,008,220
2009	1,969,195
2010	1,969,195
2011	86,969,195
2012	1,969,195
Thereafter	13,221,726

$108,106,726

4. OPERATING LEASES

The Company has various operating lease agreements principally for land leases, office facilities, charterhire, tug charter and equipment. The Company also has a lease agreement with the Port Authority of Jacksonville, whereas, monthly rent is calculated based on the total tonnage shipped, with an annual minimum guarantee of approximately $1.8 million. During the periods ended December 31, 2007, 2006 and 2005, the Company did not exceed the minimum tonnage under this lease agreement to require additional rent. In addition, the Company is responsible for all fuel costs associated with its tug charterhire agreements.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2007 are as follows:

2008	$5,049,547
2009	2,954,302
2010	2,609,349
2011	1,856,160
2012	1,856,160
Thereafter	1,353,593

$15,679,111

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Rent expense for all operating leases, including leases with terms of less than one year, was $13,839,875, $13,073,117 and $12,012,990 for 2007, 2006 and 2005, respectively. Included in the $13.8 million of operating leases is $10.4 million related to tug charter hire, of which $5.2 million is directly related to chartering the five tugs and approximately $5.2 million was related to the labor associated with the tug charters.

5. OTHER ASSETS

Other assets consist of the following at December 31, 2007 and 2006:

	2007	2006
Title XI Restricted Deposit	$4,057,523	$3,856,212
Debt Issuance Costs, net of accumulated amortization	3,899,168	4,537,332
Other	478,589	244,682

	$8,435,280	$8,638,226

Amortization expense related to loan costs for the years ended December 31, 2007, 2006 and 2005 was $840,060, $912,060 and $852,920, respectively.

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2007 and 2006:

	2007	2006
Marine expense	$1,334,006	$1,959,559
Interest	1,323,492	1,314,373
Purchased transportation	595,527	690,621
Rent	532,022	452,237
Salaries and wages	352,624	673,919
Fringe benefits	335,660	326,922
Other	252,930	200,210
Taxes	19,606	30,147

	$4,745,867	$5,647,988

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

7. INCOME TAXES

The (provision) benefit for income taxes is comprised of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Current:
Federal	$—	$136	$(116,395)
State	(106,598)	(8,128)	(1,137)

	(106,598)	(7,992)	(117,532)

Deferred
Federal	(1,624,711)	1,533,851	(2,549,633)
State	113,635	291,019	(494,209)

	(1,511,076)	1,824,870	(3,043,842)
Valuation allowance (increase) decrease	(3,155,685)	3,150,490	3,043,842

Total income tax (provision) benefit	$(4,773,359)	$4,967,368	$(117,532)

Income tax (provision) benefit for the years ended December 31, 2007, 2006 and 2005 differs from the amounts computed by applying the statutory Federal corporate rate to income (loss) before (provision) benefit for income taxes. The differences are reconciled as follows:

	2007	2006	2005
Tax (provision) benefit at statutory Federal rate	$(1,537,710)	$1,695,056	$(2,703,645)
(Increase) decrease in deferred tax asset valuation allowance	(3,155,685)	3,150,490	3,043,842
Nondeductible expenses	(75,460)	(69,605)	(77,282)
State income taxes, net of Federal benefit	(4,504)	191,427	(380,447)

Total income tax (provision) benefit	$(4,773,359)	$4,967,368	$(117,532)

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

The components of the Company’s net deferred tax asset at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$28,867,823	$30,163,871
Employee stock option	141,353	2,835,803
Intangible Asset	104,977	129,945
Allowance for bad debts	359,520	328,652
Accrued vacation	119,442	108,127
Other	109,091	105,573

Gross deferred tax assets	29,702,206	33,671,971

Deferred tax liabilities:
Fixed asset basis	21,198,271	21,787,654

Gross deferred tax liabilities	21,198,271	21,787,654
Deferred tax asset valuation allowance	8,301,934	6,908,957

Net deferred tax asset	$202,001	$4,975,360

The Company has recorded deferred tax assets as reflected above. In assessing the ability to realize the deferred tax assets, management considers, whether it is more likely than not, that some portion, or the entire deferred tax asset will be realized. The ultimate realization is dependent on generating sufficient taxable income in future years.

In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes. For federal income tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income in a given tax year with its NOL. Therefore, even with use of its NOL, the Company’s tax liability under the traditional tax would be greater than its tax liability electing the tonnage tax. As a result of this analysis, the Company determined that it will be making the election on its 2007 federal tax return. The remaining deferred tax asset of approximately $202,000 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and therefore NOL’s related to state qualifying shipping income would not be suspended. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax and has determined that it will be making this election on its 2007 tax return. When the Company elects to be taxed under the tonnage tax regime its federal NOL’s related to qualifying shipping activities will not be available to offset any related tonnage tax. As a result, the Company recorded an increase in the valuation allowance of approximately $4.6 million in 2007.

At December 31, 2007, the Company had available net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $81 million which begin to expire in 2018. However, such use will be limited by the Company’s adoption of the tonnage tax.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

8. STOCKHOLDERS’ EQUITY

Stock Options:

In 1997, the Company’s Board of Directors and stockholders authorized the establishment of an Incentive Stock Plan (the “Plan”). The purpose of the Plan is to promote the interests of the Company and its shareholders by retaining the services of outstanding key management members and employees and encouraging them to have a greater financial investment in the Company and increase their personal interest in its continued success. The Company initially reserved 785,000 shares of common stock for issuance pursuant to the Plan to eligible employees under the Plan. In July 2000, the Board of Directors authorized an increase of 515,000 shares of common stock reserved under the Plan. In May 2006, the Board of Directors authorized an increase of 500,000 shares of common stock reserved under the Plan. In April 2007 the Board of Directors extended the expiration date of the plan for five years until July 2012. All such reservations and amendments were made pursuant to shareholder approval. Awarded options that expire unexercised or are forfeited become available again for issuance under the Plan. The options vest equally over a period of five years and the maximum term for a grant is ten years. As of December 31, 2007, there were 255,079 options available for grant under the plan.

In July 2000, the Company’s Board of Directors and its stockholders authorized the establishment of the Non-Employee Director Stock Incentive Plan (the “Director Plan”). The purpose of the Director Plan is to assist the Company in attracting and retaining highly competent individuals to serve as non-employee directors. The Company has reserved 50,000 shares of common stock for issuance pursuant to the Director Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Director Plan. The exercise price per share of options granted under the Director Plan shall not be less than 100% of the fair market value of the common stock on the date of grant. Such options become exercisable at the rate of 20% per year beginning on the first anniversary date of the grant and the maximum term for a grant is ten years. As of December 31, 2007, there were 9,889 options available for grant under the Director Plan.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

On December 20, 2006 the Company granted options to purchase 300,000 shares of the Company’s common stock under the Company’s Incentive Stock Plan. In accordance with SFAS 123R, the assumptions used to calculate the fair value of those options, using the Black-Scholes method, granted during the year ended December 31, 2006 are as follows:

Expected Term	6.5 years
Volatility	86.00%
Risk-free interest rate	4.57%
Dividends	None

The weighted average fair value of options granted during 2006 was $6.60.

A summary of option activity under the Company’s stock-based compensation plan at December 31, 2007 and during the year then ended is presented below:

	2007
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,548,428	$6.13
Granted	—	—
Exercised	(432,748)	8.56
Forfeited	(18,694)	5.68

Outstanding at end of year	1,096,986	$4.90	$7,504,008

Grants exercisable at year-end	862,019	$3.89	$6,768,558

Fair value of options granted during the year	$—	$—

The intrinsic value of the options exercised during 2007, 2006 and 2005 was $1,502,157, $57,912 and $73,016, respectively.

The following table summarizes information about the outstanding options at December 31, 2007:

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Options Exercisable
$10.00	90,000	Less than one year	90,000
2.25	150,600	1.2 years	150,600
2.84	325,480	2.6 years	325,480
2.88	237,296	4.4 years	237,296
8.61	293,610	8.9 years	58,642

	1,096,986		862,018

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Remaining non-exercisable options as of December 31, 2007 become exercisable as follows:

2008	58,742
2009	58,742
2010	58,742
2011	58,742
2012	—

234,968

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

The total unamortized fair value of outstanding options at December 31, 2007 is $1,572,066.

9. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan, which covers substantially all employees in the United States. Participants are permitted to make contributions of up to 15% of their compensation not to exceed certain limitations. The Company makes matching contributions to the Plan at a rate not to exceed 3% of compensation as defined. The Company contributed approximately $0.2 million to the Plan during each of the years 2007, 2006 and 2005.

In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $29,000, $26,000 and $25,000 to the Plan during 2007, 2006, and 2005, respectively.

The Company has an Incentive Bonus Program and expensed $235,588, $513,834 and $949,189 during 2007, 2006 and 2005, respectively. Contributions are based on the Company’s pre-tax income (as defined).

10. CONTINGENCIES

The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the Company’s financial position or cash flows.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents—For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Accounts Receivable and Accounts Payable—The carrying amounts of accounts receivable and accounts payable approximate fair value due to the relatively short maturities.

Long Term Debt—Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. For the year ended December 31, 2007 the estimated fair value of the Company’s long-term debt was greater than the carrying values by approximately $462,101. This difference in the fair value and the carrying value is based on the anticipated change in the Company’s borrowing rate over the life of the Company’s fixed rate debt.

12. SEGMENTS

The Company’s primary business is to transport freight from its origination point in the continental United States to San Juan, Puerto Rico and Puerto Plata, Dominican Republic and from San Juan, Puerto Rico and Puerto Plata, Dominican Republic to its destination point in the continental United States. The Company provides a domestic trucking system and a barge vessel system, which work in conjunction with each other to service its customers.

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. (Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to air, water, land and rail.) The Company provides intermodal services to its customers from the continental United States to San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation. Revenue related to the Dominican Republic service, which commenced in August 2007, was approximately $0.5 million.

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

13. CONCENTRATION OF GEOGRAPHIC AND MARKET RISK

The Company transports freight between the Continental United States, Puerto Rico and the Dominican Republic for companies in diversified industries who have operations located in these places. There is no one customer that comprises over 10% of the Company’s total revenues.

The Company performs periodic credit evaluations of the customer’s financial condition and as a condition of the extension of credit the customer agrees that the Company shall have the right to exercise a lien against any shipment tendered. Receivables are generally due within 45 days. Credit losses have been within management’s expectations.

The Company leases its tug charter from two vendors; the Company believes this risk is mitigated by the availability of tugboat providers currently in the market.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter Ended	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
Operating revenues	$26,840,504		$29,555,590		$28,229,658		$31,527,042
Operating income	3,759,895		5,257,034		2,771,818		2,418,988
Net income (loss)	1,325,589		(1,873,679	) (a)	364,813		(67,333)
Net income (loss) attributable to common shares	1,325,589		(1,873,679)		364,813		(67,333)
Net income (loss) per share -
basic	$0.11		$(0.16	) (a)	$0.03		$(0.01)
diluted	$0.11		$(0.16	) (a)	$0.03		$(0.01)

Quarter Ended	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
Operating revenues	$25,275,197		$24,951,182		$28,910,141		$31,113,429
Operating income (loss)	490,838		(6,531,887)		4,505,282		6,387,101
Net (loss) income	(1,824,091	)(b)	(8,994,857	)(b)	1,942,479	(b)	8,858,376	(b)(c)
Net (loss) income attributable to common shares	(1,824,091)		(8,994,857)		1,942,479		8,858,376
Net (loss) income per share -
basic	$(0.15	)(b)	$(0.76	)(b)	$0.16	(b)	$0.75	(b)(c)
diluted	$(0.15	)(b)	$(0.76	)(b)	$0.16	(b)	$0.72	(b)(c)

(a)	As discussed in Note 7, during the second quarter of 2007, the Company adjusted its valuation allowance for its deferred tax asset by approximately $4.6 million or $0.40 per share.
(b)	During the first and second quarters of 2006, the Company’s two Ro/Ro vessels underwent required regulatory dry-docking. This was expensed during the period incurred as follows: first quarter - $3,121,962, second quarter - $9,270,595, third quarter - $188,537 and fourth quarter - $184,512. The total dry-docking expense for the year ended December 31, 2007 was $12, 765,606.
(c)	During the fourth quarter of 2006, the Company recorded a tax benefit of approximately $5.0 million, including a $3.1 million decrease in the valuation allowance, or $0.42 per share.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED December 31, 2007

Allowance for Doubtful Accounts

Year	Balance at Beginning of the year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at end of year
2007	$864,875	$1,662,918	$(1,517,452)	$1,010,341
2006	$606,717	$1,096,763	$(838,605)	$864,875
2005	$421,099	$1,202,003	$(1,016,385)	$606,717

It is the policy of the Company to write off receivables once it is determined that additional efforts of collection will not result in the receipt of the receivable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls And Procedures

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Trailer Bridge, Inc.’s disclosure controls and procedures are effective.

(b)	There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework” as of and for the year ended December 31, 2007. Based on our evaluation under the framework in “Internal Control - Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.

(d)	This annual report on Form 10-K does not include an attestation report of the Company’s registered certified public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered certified public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K for the year ended December 31, 2007.

Item 9B.	Other Information

None

PART III

Incorporated by Reference

The information called for by Item 10 — “Directors, Executive Officers and Corporate Governance of the Registrant”, Item 11 — “Executive Compensation”, Item 12 — “Security Ownership of Certain Beneficial Owners and Management”, Item 13 — “Certain Relationships, Related Transactions and Director Independence “ and Item 14 “Principal Accounting Fees and Services” is incorporated herein by this reference to the Company’s definitive proxy statement for its annual meeting of stockholders scheduled to be held on June 4, 2008 which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents Filed as Part of this Report

1.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2007, 2006 and 2005.

All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements and notes thereto in Item 8.

2.	Exhibits.

EXHIBIT INDEX

(Exhibits being filed with this Form 10-K)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
3.1.1(5)	Amended and Restated Certificate of Incorporation of Trailer Bridge, Inc.

3.2(1)	Form of Amended and Restated Bylaws of the Registrant

4.1	See Exhibits 3.1.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant’s Common Stock

10.1(1)#	Form of Indemnification Agreement with Directors and Executive Officers

10.8.13(5)	United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and Restated September 30, 2003, in the amount of $10,515,000

10.8.14(5)	Trust Indenture, Second Supplement to Special Provisions

10.8.15(5)	United States Government Guaranteed Ship Financing Bond, 1997 Series II, Amended and Restated September 30, 2003, in the amount of $16,918,000

10.8.16(6)	Trust Indenture, Third Supplement to Special Provisions

10.8.17(6)	United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and Restated April 29, 2004, in the amount of $10,515,000

10.8.18(6)	Trust Indenture, Third Supplement to Special Provisions

10.8.19(6)	United States Government Guaranteed Ship Financing Bond, 1997 Series II, Amended and Restated April 29, 2004, in the amount of $16,918,000

10.8.20(7)	Trust Indenture, Fourth Supplement to Special Provisions

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.8.21(7)	Trust Indenture, Fourth Supplement to Special Provisions

10.8.22(10)	Third Amendment to Amended and Restated Title XI Reserve Fund and Financial Agreement dated as of December 1, 2004 by and between Trailer Bridge, Inc. and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.

10.9(1)	Agreement and Lease dated as of August 1, 1991 between the Registrant and the Jacksonville Port Authority

10.9.1(1)	Amendment #5 to Exhibit B, Schedule of Fees and Charges

10.11(1)#	Incentive Stock Plan

10.11.1(1)#	Form of Stock Option Award Agreement

10.11.2(4)#	Amendment No. 1 to Trailer Bridge, Inc. Stock Incentive Plan

10.11.3(4)#	Trailer Bridge, Inc. Non-Employee Director Stock Incentive Plan

10.11.4(4)#	Form of Non-Employee Director Stock Option Award Agreement

10.24(6)#	Employment Agreement dated as of April 5, 2003 between Trailer Bridge, Inc. and William G. Gotimer, Jr.

10.25(8)#	Employment Agreement dated as of August 5, 2004 between Trailer Bridge, Inc. and John D. McCown

10.25.4(10)	Amendment No. 2 to Loan and Security Agreement dated as of December 1, 2004, by and between Trailer Bridge, Inc., as Borrower, and Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders.

10.25.5	Loan and Security Agreement dated as of April 23, 2004 by and among Trailer Bridge, Inc., as Borrower, and Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders (incorporated by reference to Exhibit 10.25.1 to the Company’s Form 10-K for the year ended December 31, 2003).

10.28.1(10)	Indenture dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.2(10)	Form of 9 1/4 % Senior Secured Note due 2011 (incorporated by reference to Exhibit A to Exhibit 10.28.1 hereof).

10.28.3(10)	Security Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.4(10)	Assignment of Earnings dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.5(10)	Assignment of Insurances dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.28.6(10)	First Preferred Vessel Mortgage dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.7(10)	Mortgage and Security Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.29.1(10)	Purchase Agreement dated as of November 16, 2004 among Trailer Bridge, Inc. and the Initial Purchasers named therein.

10.29.2(10)	Registration Rights Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, Trustee.

23.2(11)	Consent of BDO Seidman, LLP, independent registered certified public accounting firm

31.1(11)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2(11)	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1(11)	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.

32.2(11)	Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2003)

99.1(9)	Shares Acquisition Agreement dated as of July 23, 2004 by and between the Estate of Malcom P. McLean, Kadampanttu Corp., and Trailer Bridge, Inc.

#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-28221) that became effective on July 23, 1997.
(2)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1997.
(3)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-K for the year ended December 31, 2000.
(5)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003.
(6)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.
(8)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2004.
(9)	Incorporated by reference to the indicated exhibit to the Company’s Form 8-K dated July 28, 2004.
(10)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 15, 2005.
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this twenty-eight day of March 2008.

TRAILER BRIDGE, INC.

By:	/s/ John D. McCown
John D. McCown
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE

/s/ John D. McCown	Chairman of the Board and Chief	March 28, 2008
John D. McCown	Executive Officer and Director (Principal Executive Officer)

/s/ Mark A. Tanner	Vice President – Administration and	March 28, 2008
Mark A. Tanner	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/	Director	March 28, 2008
Nickel van Reesema

/s/ Allen L. Stevens	Director	March 28, 2008
Allen L. Stevens

/s/	Director	March 28, 2008
Douglas E. Schimmel

/s/ Malcom P. McLean, Jr.	Director	March 28, 2008
Malcom P. McLean, Jr.

/s/ Greggory B. Mendenhall	Director	March 28, 2008
Greggory B. Mendenhall

/s/	Director	March 28, 2008
Robert P. Burke