Form 10-Q
period 2008-03-31
TRAILER BRIDGE INC
filed 2008-05-15
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-22837

TRAILER BRIDGE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3617986
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10405 New Berlin Road East Jacksonville, FL 32226	32226
(Address of Principal Executive Offices)	(Zip Code)

(904) 751-7100

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of May 12, 2008, 11,937,921 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART I: FINANCIAL INFORMATION

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2008	2007
OPERATING REVENUES	$30,409,242	$26,840,504
OPERATING EXPENSES:
Salaries, wages, and benefits	4,204,153	3,981,655
Purchased transportation and other rents	7,770,914	6,350,839
Fuel	7,155,954	3,608,450
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	6,113,927	5,444,733
Dry-docking	298,226	4,544
Taxes and licenses	136,432	43,835
Insurance and claims	721,477	840,769
Communications and utilities	182,481	176,453
Depreciation and amortization	1,538,919	1,375,761
Loss on sale of assets	67,348	51,164
Other operating expenses	1,527,331	1,202,406

	29,717,162	23,080,609

OPERATING INCOME	692,080	3,759,895

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,596,909)	(2,619,678)
Interest income	46,613	191,826

(LOSS) INCOME BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(1,858,216)	1,332,043

BENEFIT (PROVISION) FOR INCOME TAXES	35,660	(6,454)

NET (LOSS) INCOME	$(1,822,556)	$1,325,589

PER SHARE AMOUNTS:

NET (LOSS) INCOME PER SHARE BASIC	$(0.15)	$0.11

NET (LOSS) INCOME PER SHARE DILUTED	$(0.15)	$0.11

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	11,937,369	11,788,466

SHARES OUTSTANDING DILUTED	11,937,369	12,309,778

See accompanying summary of accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,079,469	$1,932,535
Trade receivables, less allowance for doubtful accounts of $506,489 and $1,010,341	16,066,363	15,794,534
Prepaid and other current assets	2,595,421	2,719,522
Deferred income taxes, net	244,973	202,001

Total current assets	20,986,226	20,648,592

Property and equipment, net	92,078,036	93,762,574
Other assets	8,308,967	8,435,280

TOTAL ASSETS	$121,373,229	$122,846,446

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current Liabilities:
Accounts payable	$5,732,313	$6,918,764
Accrued liabilities	7,415,239	5,961,347
Unearned revenue	1,196,193	446,774
Current portion of long-term debt	2,054,537	2,008,220

Total current liabilities	16,398,282	15,335,105

Long-term debt, less current portion	105,303,981	106,098,506

TOTAL LIABILITIES	121,702,263	121,433,611

Commitments and contingencies

Stockholders’ Equity (Capital Deficit):
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 11,937,593 and 11,931,564 shares issued and outstanding	119,376	119,316
Additional paid-in capital	53,157,271	53,076,644
Deficit	(53,605,681)	(51,783,125)

TOTAL STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	(329,034)	1,412,835

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	$121,373,229	$122,846,446

See accompanying summary of accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2008	2007
Operating activities:
Net (loss) income	$(1,822,556)	$1,325,589
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,538,919	1,375,761
Amortization of loan costs	181,853	213,533
Non-cash stock compensation expense	99,900	80,381
Provision for doubtful accounts	120,294	390,212
Deferred tax (benefit) expense	(42,972)	6,454
Loss on sale of fixed assets	67,348	51,164
Decrease (increase) in:
Trade receivables	(392,123)	1,005,891
Prepaid and other current assets	(1,091,382)	(35,767)
Other assets	(34,219)	(88,720)
Increase (decrease) in:
Accounts payable	(1,193,886)	616,127
Accrued liabilities	2,723,125	1,129,653
Unearned revenue	749,420	371,880

Net cash provided by operating activities	903,721	6,442,158

Investing activities:
Purchases of property and equipment	(22,330)	(1,672,801)
Proceeds from sale of property and equipment	105,991	58,000
Additions to other assets	(26,711)	(207,155)

Net cash provided by (used in) investing activities	56,950	(1,821,956)

Financing activities:
Payments on borrowing from affiliate	—	(215,511)
Exercise of stock options	(19,213)	5,832
Principal payments on notes payable	(794,524)	(572,861)

Net cash used in financing activities	(813,737)	(782,540)

Net increase in cash and cash equivalents	146,934	3,837,662
Cash and cash equivalents, beginning of the period	1,932,535	6,909,885

Cash and cash equivalents, end of period	$2,079,469	$10,747,547

Supplemental cashflow information and non-cash investing and financing activities:
Cash paid for interest	$949,376	$985,615

See accompanying summary of accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, which Trailer Bridge, Inc. (the “Company”) considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s audited financial statements for the year ended December 31, 2007 included in the Form 10-K filed by the Company with the Securities and Exchange Commission.

Certain prior period’s amounts in the financial statements have been reclassified to conform to current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 had no material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” For the Company, SFAS 157 is effective for the fiscal year beginning after November 15, 2007; however, the FASB has deferred the implementation of the provision of SFAS 157 relating to nonfinancial assets and liabilities until January 1, 2009. The adoption of certain provisions of SFAS 157, that went into effect January 1, 2008, did not have a material impact on the Company’s financial statements.

3. STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2005), “Shared-Based Payment.” SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS 123, as originally issued. During the three months ended March 31, 2008 and 2007, the Company recorded approximately $99,900 and $80,381 of compensation cost, respectively, relating to options issued. These costs are recorded in salaries, wages and benefits in the Condensed Statements of Operations.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

During the three months ended March 31, 2008 and 2007, 6,029 and 2,036 options were exercised, respectively. On January 9, 2008, the Company granted options to purchase 96,500 shares of the Company’s common stock under the Company’s Incentive Stock Plan. The assumptions used to calculate the fair value of those options ($5.49 per share), using the Black-Scholes method, granted on January 9, 2008 are listed below. There were no options granted during the three months ended March 31, 2007.

Expected Term	6.5 years
Volatility	45.98%
Risk-free interest rate	3.40%
Dividends	None

4. EARNINGS PER SHARE

Options to purchase 1,102,542 and 783,472 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during the three-month period ended March 31, 2008 and 2007, respectively.

5. INCOME TAXES

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company determined that it will be making the election to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to the first quarter of 2008 under the tonnage tax method is estimated to be approximately $7,300 which can not be offset by the Company’s existing NOL’s because when the Company elects to be taxed under the tonnage tax regime its federal NOL’s related to qualifying shipping activities will not be available to offset any related tonnage tax. As a result it is more likely than not that the Company would not be able to utilize its federal deferred tax asset. Therefore during the second quarter of 2007, the deferred tax asset was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset of approximately $245,000 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”) in the first quarter of 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

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

6. SEGMENTS

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

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. (Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to air, water, land and rail.) The Company provides intermodal services to its customers from the continental United States to San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation. Revenue related to the Dominican Republic service, which commenced in August 2007, was approximately $0.9 million for the three months ended March 31, 2008.

7. SUBSEQUENT EVENTS

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a grand jury investigation of pricing practices among Puerto Rico ocean carriers. The Company was not served with a search warrant, although press accounts indicate that other carriers were. Company representatives have met with United States Justice Department attorneys and immediately pledged the Company’s full and complete cooperation with the DOJ investigation.

Following publicity about the DOJ investigation, beginning on April 22, 2008 and through May 10, 2008, customers in the Puerto Rico trade lane have filed ten purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, and Crowley. The Company has been named as a co-defendant in these lawsuits. Four of the actions were filed in the United States District Court for the Southern District of Florida, three were filed in the United States District Court for the Middle District of Florida, and three were filed in the United States District Court for the District of Puerto Rico. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The Company believes that the lawsuits are totally without merit and intends to vigorously defend against them.

The Company is unable to predict the outcome of the lawsuits and any potential effect they may have on the Company’s operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

EXECUTIVE SUMMARY

Trailer Bridge, Inc. (the “Company”) earns revenue by the movement of freight by water to and from Puerto Rico, the Dominican Republic and the continental United States through its terminal facility in Jacksonville, Florida. Service to the Dominican Republic commenced in August 2007. The Company also earns revenue from the movement of freight within the continental United States when such movement complements its core business of moving freight to and from Puerto Rico and the Dominican Republic. The Company’s operating expenses consist of the cost of the equipment, labor, facilities, fuel, inland transportation and administrative support necessary to move freight to and from Puerto Rico, the Dominican Republic and within the continental United States.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

For the three month period ending March 31, 2008, the Company had a net loss of $1.8 million compared to net income of $1.3 million in the prior year period. The Company began its Dominican Republic service in August of 2007. The net loss for the first quarter of 2008 compared to the net income of the first quarter of 2007 is primarily attributable to increased fuel costs. The loss was also related to increased costs associated with the Dominican Republic service which were partially offset by increased revenue related to that service.

The following table sets forth the indicated items as a percentage of net revenues for three months ended March 31, 2008 and 2007:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months Ended March 31,
	2008	2007
Operating revenues	100.0%	100.0%
Salaries, wages, and benefits	13.8	14.8
Rent and purchased transportation	25.6	23.7
Fuel	23.5	13.4
Operating and maintenance (exclusive of depreciation shown separately below)	20.1	20.3
Taxes and licenses	0.4	0.2
Insurance and claims	2.4	3.1
Communications and utilities	0.6	0.7
Depreciation and amortization	5.1	5.1
Loss on sale of equipment	0.2	0.2
Other operating expenses	6.0	4.5

Total operating expenses	97.7	86.0
Operating income	2.3	14.0
Net interest expense	(8.3)	(9.1)

Net (loss) income	(6.0)%	4.9%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, deteriorated from 86.0% of revenues during the three months ended March 31, 2007 to 97.7% of revenues during the three months ended March 31, 2008. The deteriorated operating income and the resulting deteriorated operating ratio are primarily due to increased fuel costs and costs related to the Dominican Republic service.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units, by sailing route and freight carried:

Volume & Revenue Changes in the first quarter of 2008 compared to 2007

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	13.3%	15.1%	8.4%
Auto and other cargos	1.4%	4.4%	(30.7)%
Shipper Owned/Leased Equipment	(46.4)%	(45.1)%	(54.4)%

Revenue Change ($ millions):
Core container & trailer	$2.3	$2.1	$0.2
Auto and other cargos	0.1	0.2	(0.1)
Shipper Owned/Leased Equipment	(0.3)	(0.3)	(0.0)
Other Revenues	1.5

Total Revenue Change	$3.6

Vessel capacity utilization southbound was 72.4% for the three months ended March 31, 2008 compared to 80.3% for the three months ended March 31, 2007. Southbound container and trailer volume increased but vessel capacity utilization decreased due to the addition of one TBC vessel for use in the Dominican Republic service. The additional TBC was placed in a liner service during the third quarter of 2007. The increase in southbound auto volume was related primarily to used cars transported to the Dominican Republic. The Company expects southbound auto volume to continue to increase.

Revenue for the three months ended March 31, 2008 was $30.4 million, compared to $26.8 million for the three months ended March 31, 2007. The increase in revenue was partially due to increased volume as a result of the Dominican Republic service. The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $5.7 million during the three months ended March 31, 2008 and $3.8 million during the three months ended March 31, 2007. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.4 million during the three months ended March 31, 2008 compared to $0.6 million during the three months ended March 31, 2007. Total charterhire revenue amounted to $0.6 million during the three months ended March 31, 2008 compared to $0.3 million during the three months ended March 31, 2007. Charterhire is rental revenue for vessels not in use in liner service. Security charges are charges to cover the Company’s expenses beyond the normal security required to ensure the safety of the shipper’s cargo. These charges amounted to $0.5 million during the three months ended March 31, 2008 compared to $0.4 million during the three months ended March 31, 2007. Revenue related to the Dominican Republic service, which commenced in August 2007, was approximately $0.9 million for the three months ended March 31, 2008.

Operating Expenses

Most operating expenses of the Company increased during the three months ended March 31, 2008 compared to the same period in 2007 as a result of additional volume and the implementation of an additional bi-weekly sailing. Salaries, wages and benefits increased by $0.2 million or 5.6% due primarily to salary increases. Rent and purchased transportation increased by $1.4 million or 22.4% due to additional tug charter related to the new Dominican Republic service and increased inland purchased transportation related to increases in volume and increases in fuel related components of inland purchased transportation. Fuel expense increased $3.5 million or 98.3% due in part to increased consumption related to the Dominican Republic service; increased consumption due to a less efficient tug during part of the period as well as market price increases. As noted above the fuel surcharge revenue collected by the company increased $1.9 million from the prior year period. The category Fuel expense does not include fuel related expenses embedded with inland purchased transportation that also experienced a significant increase. The Company estimates that its fuel expense associated with purchased transportation increased $0.5 million or 45.5%. Other operating expenses increased by $0.3 million or 27.0% as a result of non-recurring service fees related to a possible strategic transaction. The Committee formed to explore strategic alternatives has suspended its active review in light of a Justice Department antitrust investigation into pricing practices among Puerto Rico carriers. Dry-docking expense increased $0.3 million from the prior year period due to a regular dry-docking of a TBC vessel during the first quarter of 2008.

While the Company has surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. The fuel surcharges are adjusted for current fuel prices but do not forecast future prices. When fuel prices increase dramatically, rapidly or consistently as has been the current trend, the surcharge mechanism may not immediately adjust revenues enough to offset the increase in cost to the Company. Additionally, in periods of consistent fuel price increases, the fuel surcharge mechanism may not fully capture the increase in costs. The average cost per gallon for our tug fuel was up 66.3% in the first quarter of 2008 compared to a year ago and up 14.9% compared to the fourth quarter of 2007.

As a result of the factors described above, the Company reported a net loss of $1.8 million or $0.15 per basic share and diluted share for the three months ended March 31, 2008 compared to net income of $1.3 million or $0.11 per basic share and diluted share in the same period in 2007.

In the first quarter of 2008, the Company recorded a benefit for income taxes of approximately $36,000 of which $43,000 was related to state taxes offset by $7,000 of accrued tonnage tax expense for the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $0.9 million in the first three months of 2008 compared to $6.4 million in the first three months of 2007. This represents a decline of $5.5 million which resulted primarily from a decline in income of $3.1 million. The decrease in net cash provided by operating activities was also a result of increased accounts receivable due to increased revenue and volume in addition to a decrease in accounts payable and an increase in accrued liabilities due to the timing of payments. Net cash provided by investing activities was approximately $57,000 in the first three months of 2008 compared to net cash used in investing activities of $1.8 million in 2007. The change is due primarily to the purchase of revenue equipment in the first three months of 2007. Net cash used in financing activities was $0.8 million in the first three months of 2007 and 2006. Net cash used in financing activities was attributable to debt payments. At March 31, 2008, cash amounted to approximately $2.1 million, working capital was $4.6 million, and capital deficit was $0.3 million. The Company anticipates capital expenditures of approximately $2.5 million during 2008 for the purchase of 200 new containers.

The Company’s revolving credit facility with Wachovia (formerly Congress Financial Corporation), as amended, provides for a maximum availability of $10 million and expires April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula (approximately $10 million was available under this formula at March 31, 2008) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At March 31, 2008, there were no advances drawn on this credit facility.

The Company’s has access to a term loan that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At March 31, 2008, approximately $4.4 million was drawn on this loan to fund equipment purchases.

The related party debt was repaid in December 2007. This debt arose from deferred charterhire payments to K Corp., the former lessor of the Company’s ro/ro vessels, had an interest rate of 8.03% and was payable in 36 equal monthly installments through December 2007. The receivable was held by beneficiaries of the Estate of Malcom P. McLean.

As of March 31, 2008, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary”). If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in the ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied its obligation to make deposits into the reserve fund. As of March 31, 2008, the Company was in compliance with such restrictions.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended March 31, 2008, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report filed on Form 10-K for the year ended December 31, 2007.

RECENT ACCOUNTING PRONOUCEMENTS

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 had no material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning after November 15, 2007; however, the FASB has deferred the implementation of the provision of SFAS 157 relating to nonfinancial assets and liabilities until January 1, 2009. The adoption of certain provisions of SFAS 157, that went into effect January 1, 2008, did not have a material impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company believes that there have been no significant changes to its Market Risk Disclosures during the three months ended March 31, 2008, as compared to those the Company disclosed in Item 1A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, any changes in rate levels for transportation services offered by the Company, economic recessions, severe weather and continued increases in fuel costs.

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

PART II

Item 1.	Legal Proceedings

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a grand jury investigation of pricing practices among Puerto Rico ocean carriers. The Company was not served with a search warrant, although press accounts indicate that other carriers were. Company representatives have met with United States Justice Department attorneys and immediately pledged the Company’s full and complete cooperation with the DOJ investigation.

Following publicity about the DOJ investigation, beginning on April 22, 2008 and through May 10, 2008, customers in the Puerto Rico trade lane have filed ten purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, and Crowley. The Company has been named as a co-defendant in these lawsuits. Four of the actions were filed in the United States District Court for the Southern District of Florida, three were filed in the United States District Court for the Middle District of Florida, and three were filed in the United States District Court for the District of Puerto Rico. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The Company believes that the lawsuits are totally without merit and intends to vigorously defend against them.

The Company is unable to predict the outcome of the lawsuits and any potential effect they may have on the Company’s operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAILER BRIDGE, INC.

Date: May 15, 2008	By:	/s/ John D. McCown
John D. McCown
Chairman and Chief Executive Officer
Date: May 15, 2008
	By:	/s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration and Chief Financial Officer