Form 10-Q
period 2008-06-30
TRAILER BRIDGE INC
filed 2008-08-14
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of August 12, 2008, 11,937,921 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I: FINANCIAL INFORMATION

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES	$33,898,265	$29,555,590	$64,307,507	$56,396,094
OPERATING EXPENSES:
Salaries, wages, and benefits	4,385,605	4,347,827	8,589,758	8,329,482
Purchased transportation and other rents	8,487,342	6,666,519	16,258,256	13,017,358
Fuel	8,083,638	3,907,728	15,239,592	7,516,179
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	6,324,216	5,734,173	12,438,143	11,178,906
Dry-docking	(61,701)	—	236,525	4,544
Taxes and licenses	141,384	144,078	277,815	187,912
Insurance and claims	817,718	771,836	1,539,195	1,612,605
Communications and utilities	196,960	131,601	379,441	308,054
Depreciation and amortization	1,539,060	1,336,243	3,077,979	2,712,003
Loss (gain) on sale of assets	24,808	(82)	92,157	51,081
Other operating expenses	1,750,483	1,258,633	3,277,814	2,461,039

	31,689,513	24,298,556	61,406,675	47,379,163

OPERATING INCOME	2,208,752	5,257,034	2,900,832	9,016,931

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,577,902)	(2,543,289)	(5,174,810)	(5,162,968)
Interest income	39,143	172,575	85,756	364,401

(LOSS) INCOME BEFORE BENEFIT (PROVISION) FOR
INCOME TAXES	(330,007)	2,886,320	(2,188,222)	4,218,364

BENEFIT (PROVISION) FOR INCOME TAXES	746	(4,759,999)	36,406	(4,766,453)

NET LOSS	$(329,261)	$(1,873,679)	$(2,151,816)	$(548,089)

PER SHARE AMOUNTS:

NET LOSS PER SHARE BASIC	$(0.03)	$(0.16)	$(0.18)	$(0.05)

NET LOSS PER SHARE DILUTED	$(0.03)	$(0.16)	$(0.18)	$(0.05)

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	11,937,812	11,851,164	11,937,590	11,819,815

SHARES OUTSTANDING DILUTED	11,937,812	11,851,164	11,937,590	11,819,815

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,067,627	$1,932,535
Trade receivables, less allowance for doubtful accounts of $476,714 and $1,010,341	16,668,769	15,794,534
Prepaid and other current assets	2,822,287	2,719,522
Deferred income taxes, net	252,775	202,001

Total current assets	22,811,458	20,648,592

Property and equipment, net	90,820,836	93,762,574
Other assets	8,136,208	8,435,280

TOTAL ASSETS	$121,768,502	$122,846,446

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current Liabilities:
Accounts payable	$5,844,163	$6,918,764
Accrued liabilities	7,211,373	5,961,347
Unearned revenue	846,141	446,774
Current portion of long-term debt	2,194,291	2,008,220

Total current liabilities	16,095,968	15,335,105

Long-term debt, less current portion	106,229,983	106,098,506

TOTAL LIABILITIES	122,325,951	121,433,611

Commitments and contingencies

Stockholders’ Equity (Capital Deficit):
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 11,937,921 and 11,931,564 shares issued and outstanding	119,379	119,316
Additional paid-in capital	53,258,112	53,076,644
Deficit	(53,934,940)	(51,783,125)

TOTAL STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	(557,449)	1,412,835

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	$121,768,502	$122,846,446

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2008	2007
Operating activities:
Net loss	$(2,151,816)	$(548,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,077,979	2,709,881
Amortization of loan costs	365,695	398,708
Non-cash stock compensation expense	199,800	162,970
Provision for doubtful accounts	303,668	669,180
Deferred tax (benefit) expense	(50,774)	4,766,453
Loss on sale of property and equipment	92,157	51,081

Increase in:
Trade receivables	(1,177,903)	(85,956)
Prepaid and other current assets	(102,765)	296,739
Other assets	(41,392)	(123,975)

Increase (decrease) in:
Accounts payable	(1,111,745)	(220,971)
Accrued liabilities	1,250,027	621,476
Unearned revenue	399,367	327,026

Net cash provided by operating activities	1,052,298	9,024,523

Investing activities:
Purchases of property and equipment	(349,320)	(5,352,740)
Proceeds from sale of property and equipment	131,704	219,800
Additions to other assets	(36,013)	(319,655)

Net cash used in investing activities	(253,629)	(5,452,595)

Financing activities:
Cash proceeds from note payable	1,339,290	—
Payments on borrowing from affiliate	—	(435,243)
Exercise of stock options	(18,269)	138,923
Principal payments on notes payable	(984,598)	(577,557)

Net cash provided by (used in) financing activities	336,423	(873,877)

Net increase in cash and cash equivalents	1,135,092	2,698,051
Cash and cash equivalents, beginning of the period	1,932,535	6,909,885

Cash and cash equivalents, end of period	$3,067,627	$9,607,936

Supplemental cash flow information and non-cash investing and financing activities:
Cash paid for interest	$5,191,439	$5,173,140

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” For the Company, SFAS 157 is effective for the fiscal year beginning after November 15, 2007; however, the FASB has deferred the implementation of the provision of SFAS 157 relating to nonfinancial assets and liabilities until January 1, 2009. The adoption of certain provisions of SFAS 157, which went into effect January 1, 2008, did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its financial statements.

3. STOCK BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2005), “Shared-Based Payment.” SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement 123, as originally issued. During the three month periods ended June 30, 2008 and 2007 the Company recorded approximately $99,900 and $82,589, respectively, and $199,800 and $162,970, respectively for the six month periods ended June 30, 2008 and 2007 of compensation cost relating to previously issued options. These costs are recorded in salaries, wages and benefits in the Condensed Statements of Operations.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

During the six months ended June 30, 2008 and 2007, 6,357 and 121,473 options were exercised, respectively. On January 9, 2008, the Company granted options to purchase 96,500 shares of the Company’s common stock under the Company’s Incentive Stock Plan. The assumptions used to calculate the fair value of those options ($5.49 per share), using the Black-Scholes method are listed below. There were no options granted during the three months ended June 30, 2008 and 2007.

Expected Term	6.5 years
Volatility	45.98%
Risk-free interest rate	3.40%
Dividends	None

Earnings per share – Options to purchase 1,101,870 shares of the Company’s common stock during the three and six-month periods ended June 30, 2008 were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. Options to purchase 1,133,537 shares of the Company’s common stock during the three and six-month periods ended June 30, 2007 were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

4. INCOME TAXES

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company determined that it will be making the election to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to the second quarter of 2008 under the tonnage tax method is estimated to be approximately $7,100 which can not be offset by the Company’s existing NOL’s because when the Company elects to be taxed under the tonnage tax regime its federal NOL’s related to qualifying shipping activities will not be available to offset any related tonnage tax. As a result it is more likely than not that the Company would not be able to utilize its federal deferred tax asset. Therefore during the second quarter of 2007, the deferred tax asset was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset of $252,775 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

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

5. SEGMENTS

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

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. (Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to air, water, land and rail.) The Company provides intermodal services to its customers to and from the continental United States, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation. Revenue related to the Dominican Republic service, which commenced in August 2007, was approximately $1.6 million and $2.2 million for the three and six months ended June 30, 2008.

6. COMMITMENTS AND CONTINGENCIES

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. The Company was not served with a search warrant, although press accounts indicate that other carriers were. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made several document submissions to the DOJ in response to the subpoena, and its attorneys are in the process of reviewing documents for additional submissions.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane have filed 24 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, and Crowley. The Company has been named as a co-defendant in these lawsuits. Eight of the actions were filed in the United States District Court for the Southern District of Florida, five were filed in the United States District Court for the Middle District of Florida, and 11 were filed in the United States District Court for the District of Puerto Rico. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief.

The DOJ investigation is a criminal investigation, and the parallel class actions by civil litigants seek remedies that include treble damages. The Company is cooperating fully with the DOJ and intends to defend itself vigorously against the class actions. The legal fees and costs incurred in connection with the DOJ investigation and the class actions will be significant. During the second quarter of 2008, these costs were $286,000 and the Company anticipates higher quarterly amounts through the end of the year.

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation and class actions.

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

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

For the three month period ending June 30, 2008, the Company had a net loss of $0.3 million compared to a loss of $1.9 million in the prior year period. The net loss in the prior year period included a $4.7 million non-cash charge related to a valuation allowance taken against its deferred tax asset as a result of the Company’s intention to elect to be taxed under the tonnage tax regime for federal tax purposes. The Company began its Dominican Republic service in August of 2007. The Company’s operating income for the three month period ended June 30, 2008 was $2.2 million compared to operating income of $5.3 million in the same period of the previous year.

The following table sets forth the indicated items as a percentage of net revenues for three months ended June 30, 2008 and 2007:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months Ended June 30,
	2008	2007
Operating revenues	100.0%	100.0%

Salaries, wages, and benefits	12.9	14.7
Purchased transportation and other rents	25.0	22.6
Fuel	23.8	13.2
Operating and maintenance (exclusive of depreciation shown separately below)	18.7	19.4
Taxes and licenses	0.4	0.5
Insurance and claims	2.4	2.6
Communications and utilities	0.6	0.4
Depreciation and amortization	4.5	4.5
Loss on sale of equipment	0.1	—
Other operating expenses	5.1	4.3

Total operating expenses	93.5	82.2
Operating income	6.5	17.8
Net interest expense	(7.5)	(8.0)
Benefit for income taxes	—	(16.1)

Net loss	(1.0)	(6.3)

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, deteriorated from 82.2% of revenues during the three months ended June 30, 2007 to 93.5% of revenues during the three months ended June 30, 2008.

The decline in operating income and the resulting declined operating ratio are primarily due to increased fuel costs and tug charterhire expenses related to the fifth vessel in service through May 2008.

Revenues

The following table sets forth, by percentage and dollar, the changes in the Company’s revenue by sailing route and freight carried:

Volume & Revenue Changes in the second quarter of 2008 compared to 2007

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	14.3%	6.5%	41.6%
Auto and other cargos	10.4%	12.9%	(13.6)%
SOLs (Shipper Owned Equipment Loads)	(21.8)%	(19.4)%	(40.7)%

Revenue Change ($millions):
Core container & trailer	$1.6	$0.4	$1.2
Auto and other cargos	0.2	0.2	—
SOLs (Shipper Owned Equipment Loads)	(0.2)	(0.2)	—
Other Revenues	2.7

Total Revenue Change	$4.3

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 85.1% for the three months ended June 30, 2008 compared to 87.7% for the three months ended June 30, 2007. Southbound container and trailer volume increased but vessel capacity utilization decreased due to the addition of one TBC vessel during the third quarter of 2007, for use in the Dominican Republic service. In June 2008, the Company changed its deployment to serve the same ports using four vessels rather than five. This reduced its available capacity to Puerto Rico. The increase in southbound auto volume was related primarily to used cars transported to the Dominican Republic. The Company expects southbound auto volume to continue to increase.

Revenue for the three months ended June 30, 2008 was $33.9 million, compared to $29.6 million for the three months ended June 30, 2007. The increase in revenue was partially due to increased volume as a result of the Dominican Republic service and increased volume to Puerto Rico. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $6.3 million during the three months ended June 30, 2008 compared to $4.1 million in the three months ended June 30, 2007. The Company expects that its fuel surcharge will continue to increase as the Company brings its surcharge in line with the market conditions. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.2 million during the three months ended June 30, 2008 compared to $0.5 million in the three months ended June 30, 2007. Total charterhire revenue amounted to $0.9 million during the three months ended June 30, 2008 compared to $0.6 million in the three months ended June 30, 2007 due to an improved vessel charter market. Charterhire is rental revenue for vessels not in use in liner service. Security charges are charges to cover the Company’s expenses beyond the normal security required to ensure the safety of the shipper’s cargo. These charges amounted to $0.5 million during the three months ended June 30, 2008 and 2007. Revenue related to the Dominican Republic service, which commenced in August 2007, was approximately $1.6 million for the three months ended June 30, 2008.

Operating Expenses

Most operating expenses of the Company increased during the three months ended June 30, 2008 compared to the same period in 2007 as a result of additional volume and the implementation of an additional bi-weekly sailing for part of the quarter. Rent and purchased transportation increased by $1.8 million or 27.3% due to additional tug charter related to the new Dominican Republic service and increased inland purchased transportation related to increases in volume. Fuel expense increased $4.2 million or 106.9% due in part to increased consumption related to the Dominican Republic service as well as significant market price increases. As noted above, the fuel surcharge revenue collected by the company increased $2.2 million from the prior year period. The category Fuel expense does not include fuel related expenses associated with embedded inland purchased transportation that also experienced a significant increase. The Company estimates that its fuel expense associated with purchased transportation increased $0.8 million or 56.7%. Operating and maintenance expenses increased by $0.6 million or 10.3% as a result of increased terminal costs primarily related to the overall increase in volume. Other operating expenses increased by $0.5 million or 39.1% as a result of legal fees related to a search for strategic alternatives, that has now been suspended, and a Department of Justice investigation into pricing practices among Puerto Rico carriers and parallel class actions. Other operating expenses were also affected by increased security costs related to the Dominican Republic service.

While the Company has surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. The fuel surcharges are adjusted for current fuel prices but do not forecast future prices. When fuel prices increase dramatically, rapidly or consistently as has been the current trend, the surcharge mechanism may not immediately adjust revenues enough to offset the increase in cost to the Company. Additionally, in periods of consistent fuel price increases, the fuel surcharge mechanism may not fully capture the increase in costs. The average cost per gallon for our tug fuel was up 80.3% in the second quarter of 2008 compared to a year ago and up 22.1% compared to the first quarter of 2008.

As a result of the factors described above, the Company reported a net loss of $0.3 million or $0.03 per basic share and diluted share for the three months ended June 30, 2008 compared to a net loss of $1.9 million or $0.16 per basic share and diluted share in the same period in 2007.

In the second quarter of 2008, the Company recorded a benefit for income taxes of approximately $700 of which $7,800 was a benefit related to state taxes offset by $7,100 of accrued tonnage tax expense for the second quarter.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

For the six month period ending June 30, 2008, the Company had a net loss of $2.2 million compared to a loss of $0.5 million in the prior year period. The net loss was partially a result of the Company’s commencement of its Dominican Republic service in August of 2007 as well as increased fuel costs.

The following table sets forth the indicated items as a percentage of net revenues for six months ended June 30, 2008 and 2007:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Six Months Ended June 30,
	2008	2007
Operating revenues	100.0%	100.0%

Salaries, wages, and benefits	13.4	14.8
Purchased transportation and other rents	25.3	23.1
Fuel	23.7	13.3
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	19.3	19.8
Dry-docking	0.4	—
Taxes and licenses	0.4	0.3
Insurance and claims	2.4	2.9
Communications and utilities	0.6	0.5
Depreciation and amortization	4.8	4.8
Loss on sale of equipment	0.1	0.1
Other operating expenses	5.1	4.4

Total operating expenses	95.5	84.0
Operating income	4.5	16.0
Net interest expense	(7.8)	(8.5)
Benefit for income taxes	—	(8.5)

Net loss	(3.3)	(1.0)

The Company’s operating expense ratio deteriorated from 84.0% of revenues during the six months ended June 30, 2007 to 95.5% of revenues during the six months ended June 30, 2008. The decline in operating income and the resulting deteriorated operating ratio are primarily due to increased fuel costs and tug charterhire expenses related to the fifth vessel in service through May 2008.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue by sailing route and freight carried:

Volume & Revenue Changes in the first six months of 2008 compared to 2007

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	13.9%	10.6%	25.0%
Auto and other cargos	6.0%	8.7%	(21.6)%
SOLs (Shipper Owned Equipment Loads)	(34.6)%	(33.0)%	(47.0)%

Revenue Change ($millions):
Core container & trailer	$3.9	$2.5	$1.4
Auto and other cargos	0.4	0.5	(0.1)
SOLs (Shipper Owned Equipment Loads)	(0.5)	(0.5)	—
Other Revenues	4.1

Total Revenue Change	$7.9

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 80.8% for the six months ended June 30, 2008 compared to 84.0% for the six months ended June 30, 2007. Southbound container and trailer volume increased but vessel capacity utilization decreased due to the addition of one TBC vessel during the third quarter of 2007, for use in the Dominican Republic service. In June 2008, the Company changed its deployment to serve the same ports using four vessels rather than five. This reduced its available capacity to Puerto Rico. The increase in southbound auto volume was related primarily to used cars transported to the Dominican Republic. The Company expects this increased volume to continue.

Revenue for the six months ended June 30, 2008 was $64.3 million, compared to $56.4 million for the six months ended June 30, 2007. The increase in revenue was partially due to increased volume as a result of the Dominican Republic service. The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $12.0 million during the six months ended June 30, 2008 compared to $7.9 million in the six months ended June 30, 2007. The fuel surcharge will continue to increase as the Company brings its surcharge in line with the market conditions. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.6 million during the six months ended June 30, 2007 compared to $1.1 million in the six months ended June 30, 2007. Total charterhire revenue amounted to $1.5 million during the six months ended June 30, 2008 compared to $0.9 million in the six months ended June 30, 2007 due to an improved vessel charter market. Charterhire is rental revenue for vessels not in use in liner service. Security charges are charges to cover the Company’s expenses beyond the normal security required to ensure the safety of the shipper’s cargo. These charges amounted to $1.1 million during the six months ended June 30, 2008 compared to $1.0 million during the six months ended June 30, 2007. Revenue related to the Dominican Republic service, which commenced in August 2007, was approximately $2.2 million for the six months ended June 30, 2008.

Operating Expenses

Most operating expenses of the Company increased during the six months ended June 30, 2008 compared to the same period in 2007 as a result of additional volume and the implementation of an additional bi-weekly sailing. Rent and purchased transportation increased by $3.2 million or 24.9% due to additional tug charter related to the new Dominican Republic service and increased inland purchased transportation related to increases in volume and increases in fuel related components of inland purchased transportation. Fuel expense increased $7.7 million or 102.8% due in part to increased consumption related to the Dominican Republic service as well as significant market price increases. As noted above, the fuel surcharge revenue collected by the company increased $4.1 million from the prior year period. The category Fuel expense does not include fuel related expenses associated with embedded inland purchased transportation that also experienced a significant increase. The Company estimates that its fuel expense associated with purchased transportation increased $1.3 million or 51.5%. Operating and maintenance expenses increased by $1.3 million or 11.3% as a result of increased terminal costs primarily related to the overall increase in volume. Other operating expenses increased by $0.8 million or 33.2% as a result of legal fees related to a search for strategic alternatives, that has now been suspended, and a Department of Justice investigation into pricing practices among Puerto Rico carriers and parallel class actions. Other operating expenses were also affected by increased security costs related to the Dominican Republic service. Dry-docking expense increased $0.2 million from the prior year period due to a regular dry-docking of a TBC vessel during the first quarter of 2008.

While the Company has surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. The fuel surcharges are adjusted for current fuel prices but do not forecast future prices. When fuel prices increase dramatically, rapidly or consistently as has been the current trend, the surcharge mechanism may not immediately adjust revenues enough to offset the increase in cost to the Company. Additionally, in periods of consistent fuel price increases, the fuel surcharge mechanism may not fully capture the increase in costs. The average cost per gallon for our tug fuel was up 72.8% in the six months ended June 30, 2008 compared to a year ago.

As a result of the factors described above, the Company reported a net loss of $2.2 million or $0.18 per basic share and diluted share for the six months ended June 30, 2008 compared to a net loss of $0.5 million or $0.05 per basic share and diluted share in the same period in 2007.

In the six months ended June 30, 2008, the Company recorded a benefit for income taxes of approximately $36,000 of which $50,000 was a benefit related to state taxes offset by $14,000 of accrued tonnage tax expense for the period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $1.1 million in the first six months of 2008 compared to $9.0 million provided by operations in the first six months of 2007. This represents a decline of $8.0 million which resulted primarily from a decline in before-tax profit for the first six months of 2007 versus a loss for the 2008 period. The before-tax loss was $2.2 million in the first six months of 2008 compared to before-tax profit of $4.2 million in the first six months of 2007. The net loss for the six months ended June 30, 2008 was largely the result of the increase in fuel costs. Net cash used in investing activities was $0.3 million in the first six months of 2008 compared to net cash used in investing activities of $5.5 million for the same period in 2007. The change is due primarily to increased payments made for the purchase of revenue equipment in the first six months of 2007 to support the Company’s expansion of operations. Net cash provided by financing activities was $0.3 million in the first six months of 2008 compared to $0.9 million used in the first six months of 2007. This increase is primarily attributable to cash received from a draw on the Company’s term loan with Wachovia during the second quarter of 2008. At June 30, 2008, cash amounted to approximately $3.1 million, working capital was a positive $6.7 million, and stockholders’ deficit was $0.6 million.

The Company’s revolving credit facility with Wachovia (formerly Congress Financial Corporation), as amended, provides for a maximum availability of $10 million and expires in April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula (approximately $10.0 million was available under this formula at June 30, 2008) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At June 30, 2008, there were no advances drawn on this credit facility.

The Company has access to a term loan that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At June 30, 2008, approximately $5.5 million was drawn on this loan to fund equipment purchases. Approximately $1.3 million of the outstanding balance was drawn in May 2008. This term loan is collateralized by eligible new equipment acquired during 2007 with a carrying value of $9.9 million at June 30, 2008.

The related party debt was repaid in December 2007. This debt arose from deferred charterhire payments to K Corp., the former lessor of the Company’s ro/ro vessels, had an interest rate of 8.03% and was payable in 36 equal monthly installments through December 2007. The receivable was held by beneficiaries of the Estate of Malcom P. McLean.

As of June 30, 2008, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary”). If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of the U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in the ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied its obligation to make deposits into the reserve fund. As of June 30, 2008, the Company was in compliance with such restrictions.

CORPORATE GOVERNANCE

In July, Allen L. Stevens, previously Vice Chairman, was elected Chairman. Mr. McCown will serve as Vice Chairman. The board believes that separating the roles of CEO and chairman with an independent director acting as Chairman fits with optimum corporate governance as practiced by a growing number of public companies.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended June 30, 2008, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” For the Company, SFAS 157 is effective for the fiscal year beginning after November 15, 2007; however, the FASB has deferred the implementation of the provision of SFAS 157 relating to nonfinancial assets and liabilities until January 1, 2009. The adoption of certain provisions of SFAS 157, which went into effect January 1, 2008, did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company believes that there have been no significant changes to its Market Risk Disclosures during the three months ended June 30, 2008, as compared to those the Company disclosed in Item 1A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, any changes in rate levels for transportation services offered by the Company, economic recessions, severe weather, continued increases in fuel costs, and the ultimate cost and outcome of the DOJ investigation and the related class actions.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. The Company was not served with a search warrant, although press accounts indicate that other carriers were. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made several document submissions to the DOJ in response to the subpoena, and its attorneys are in the process of reviewing documents for additional submissions.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane have filed 24 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, and Crowley. The Company has been named as a co-defendant in these lawsuits. Eight of the actions were filed in the United States District Court for the Southern District of Florida, five were filed in the United States District Court for the Middle District of Florida, and 11 were filed in the United States District Court for the District of Puerto Rico. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief.

The DOJ investigation is a criminal investigation, and the parallel class actions by civil litigants seek remedies that include treble damages. The Company is cooperating fully with the DOJ and intends to defend itself vigorously against the class actions. The legal fees and costs incurred in connection with the DOJ investigation and the class actions will be significant. During the second quarter of 2008, these costs were $286,000 and the Company anticipates higher quarterly amounts through the end of the year.

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation and class actions.

Item 4.	Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on one item at the Annual Meeting of Shareholders held on June 4, 2008:

1.	The election of seven directors, to terms ending in 2009

A majority of votes were cast in favor of the election of the following directors:

Nominee	Shares Voted For Nominee	Shares Withheld
Robert B. Burke	9,358,154	368,966
Nickel van Reesema	9,338,454	388,666
Douglas E. Schimmel	9,360,654	366,466
Allen L. Stevens	9,354,654	372,466
John D. McCown	9,381,154	345,966
Malcom P. McLean, Jr.	9,129,170	597,950
Greggory B. Mendenhall	9,106,970	620,150

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.

Date: August 14, 2008	By:	/s/ John D. McCown
John D. McCown
Chairman and Chief Executive Officer

Date: August 14, 2008
	By:	/s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration and Chief Financial Officer