Form 10-Q
period 2008-09-30
TRAILER BRIDGE INC
filed 2008-11-06
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 5, 2008, 11,937,921 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I: FINANCIAL INFORMATION

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES	$35,413,471	$28,229,658	$99,720,978	$84,625,752
OPERATING EXPENSES:
Salaries, wages, and benefits	4,445,122	4,153,593	13,034,880	12,483,075
Purchased transportation and other rents	9,033,758	7,068,435	25,292,014	20,085,793
Fuel	7,648,613	4,810,756	22,888,206	12,326,935
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	6,659,483	5,601,306	19,097,626	16,780,212
Dry-docking	—	—	236,525	4,544
Taxes and licenses	136,725	120,625	414,540	308,537
Insurance and claims	794,760	779,397	2,333,955	2,392,001
Communications and utilities	197,540	195,083	576,981	503,138
Depreciation and amortization	1,537,069	1,404,948	4,615,048	4,116,951
Loss on sale of assets	17,193	14,513	109,350	65,595
Other operating expenses	2,332,923	1,309,184	5,610,738	3,770,223

	32,803,186	25,457,840	94,209,863	72,837,004

OPERATING INCOME	2,610,285	2,771,818	5,511,115	11,788,748

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,584,466)	(2,532,489)	(7,759,277)	(7,695,456)
Interest income	44,816	134,290	130,572	498,691

INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	70,635	373,619	(2,117,590)	4,591,983

(PROVISION) BENEFIT FOR INCOME TAXES	(36,191)	(8,806)	215	(4,775,259)

NET INCOME (LOSS)	$34,444	$364,813	$(2,117,375)	$(183,276)

PER SHARE AMOUNTS:

NET INCOME (LOSS) PER SHARE BASIC	$0.00	$0.03	$(0.18)	$(0.02)

NET INCOME (LOSS) PER SHARE DILUTED	$0.00	$0.03	$(0.18)	$(0.02)

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	11,937,921	11,914,544	11,937,701	11,851,391

SHARES OUTSTANDING DILUTED	12,334,543	12,471,300	11,937,701	11,851,391

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,467,244	$1,932,535
Trade receivables, less allowance for doubtful accounts of $539,301 and $1,010,341	19,224,247	15,794,534
Prepaid and other current assets	2,756,139	2,719,522
Deferred income taxes, net	251,816	202,001

Total current assets	25,699,446	20,648,592
Property and equipment, net	89,929,951	93,762,574
Other assets	7,949,914	8,435,280

TOTAL ASSETS	$123,579,311	$122,846,446

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current Liabilities:
Accounts payable	$5,865,398	$6,918,764
Accrued liabilities	9,422,873	5,961,347
Unearned revenue	1,142,083	446,774
Current portion of long-term debt	2,192,410	2,008,220

Total current liabilities	18,622,764	15,335,105

Long-term debt, less current portion	105,379,655	106,098,506

TOTAL LIABILITIES	124,002,419	121,433,611

Commitments and contingencies

Stockholders’ Equity (Capital Deficit):
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 11,937,921 and 11,931,564 shares issued and outstanding	119,379	119,316
Additional paid-in capital	53,358,012	53,076,644
Deficit	(53,900,499)	(51,783,125)

TOTAL STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	(423,108)	1,412,835

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)	$123,579,311	$122,846,446

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2008	2007
Operating activities:
Net loss	$(2,117,375)	$(183,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,615,048	4,113,768
Amortization of loan costs	553,530	571,233
Non-cash stock compensation expense	299,701	245,559
Provision for doubtful accounts	563,470	1,215,208
Deferred tax (benefit) expense	(49,815)	4,775,259
Loss on sale of property and equipment	109,350	65,595
Increase in:
Trade receivables	(3,993,183)	(542,853)
Prepaid and other current assets	(44,061)	(359,180)
Other assets	(47,538)	(262,996)
Increase (decrease) in:
Accounts payable	(1,084,947)	(381,276)
Accrued liabilities	3,461,527	1,389,707
Unearned revenue	695,309	298,711

Net cash provided by operating activities	2,961,016	10,945,459

Investing activities:
Purchases of property and equipment	(1,047,479)	(13,820,699)
Proceeds from sale of property and equipment	171,876	230,296
Additions to other assets	(36,799)	(261,325)

Net cash used in investing activities	(912,402)	(13,851,728)

Financing activities:
Cash proceeds from note payable	1,339,290	—
Payments on borrowing from affiliate	—	(659,362)
Exercise of stock options	(18,269)	243,077
Principal payments on notes payable	(1,834,926)	(1,208,902)

Net cash used in financing activities	(513,905)	(1,625,187)

Net increase (decrease) in cash and cash equivalents	1,534,709	(4,531,456)
Cash and cash equivalents, beginning of the period	1,932,535	6,909,885

Cash and cash equivalents, end of period	$3,467,244	$2,378,429

Supplemental cash flow information and non-cash investing and financing activities:
Cash paid for interest	$6,112,705	$6,061,392

See accompanying notes to condensed unaudited financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, which Trailer Bridge, Inc. (the “Company”) considers necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and, therefore, do not include all information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. For further information, refer to the Company’s audited financial statements for the year ended December 31, 2007 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Certain prior period’s amounts in the financial statements have been reclassified to conform to current year’s presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. United States generally accepted accounting principles has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 had no material impact on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact on the Company’s financial statements.

3. STOCK BASED COMPENSATION

During the three month periods ended September 30, 2008 and 2007 the Company recorded approximately $99,900 and $82,589, respectively, and $299,700 and $245,559, respectively for the nine month periods ended September 30, 2008 and 2007 of compensation cost relating to previously issued options. These costs are recorded in salaries, wages and benefits in the Condensed Unaudited Statements of Operations. As of September 30, 2008, the total compensation expense not yet recognized in the Condensed Unaudited Statement of Operations was approximately $1.0 million and is expected to be recognized over a period of 5 years.

During the nine months ended September 30, 2008 and 2007, 6,357 and 133,339 options were exercised, respectively. On January 9, 2008, the Company granted options to purchase 96,500 shares of the Company’s common stock under the Company’s Incentive Stock Plan. The assumptions used to calculate the fair value of those options ($5.49 per share), using the Black-Scholes method are listed below. There were no options granted during the three months ended September 30, 2008 and 2007.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

Expected Term	6.5 years
Volatility	45.98%
Risk-free interest rate	3.40%
Dividends	None

Earnings per share – Options to purchase 1,096,250 shares of the Company’s common stock during the three and nine-month periods ended September 30, 2008 were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. Options to purchase 1,087,201 shares of the Company’s common stock during the three and nine-month periods ended September 30, 2007 were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

4. INCOME TAXES

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company elected to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to the third quarter of 2008 under the tonnage tax method is estimated to be approximately $6,800 which can not be offset by the Company’s existing NOL’s because under the tonnage tax regime federal NOL’s related to qualifying shipping activities will not be available to offset any related tonnage tax. As a result it is more likely than not that the Company will not be able to utilize its federal deferred tax asset. Therefore, during the second quarter of 2007, the deferred tax asset was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset of $251,816 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income will not be suspended.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”) in the first quarter of 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

As a result of the implementation of FIN 48, the Company performs a review of its uncertain tax positions in accordance with FIN 48 and has concluded that there were no significant adjustments required related to uncertain tax positions.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

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

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to air, water, land and rail. The Company provides intermodal services to its customers to and from the continental United States, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation. Revenue related to the Dominican Republic service, which commenced in August 2007, was approximately $2.2 million and $4.4 million for the three and nine months ended September 30, 2008. Revenue related to the Dominican Republic service was approximately $100,000 for the three months ended September 30, 2007.

6. COMMITMENTS AND CONTINGENCIES

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made document submissions to the DOJ in response to the subpoena, and its attorneys are in the process of reviewing documents for additional submissions.

On October 20, 2008, four senior officers of two competitors of the Company pled guilty to a one-count felony criminal information. They were charged with having engaged in a criminal conspiracy to suppress or eliminate competition in the Puerto Rico freight market, including engaging in discussions and meetings during which agreements were reached to allocate customers, rig bids, and fix rates, surcharges, and other fees charged to customers. Each of the two competitors had an officer plead guilty to a felony affecting at least one billion dollars in revenue.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane have filed at least 30 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, and Crowley. The Company has been named as a co-defendant in these lawsuits. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, have been consolidated for pretrial purposes into a single multi-district litigation proceeding (MDL 1962) in the District Court of Puerto Rico. The current scheduling order requires the plaintiffs’ steering committee to file a consolidated amended complaint in early December 2008.

The DOJ investigation is a criminal investigation, and the parallel class actions by civil litigants seek remedies that include treble damages. The Company is cooperating fully with the DOJ and intends to defend itself vigorously against the class actions. Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation and the class actions. During the third quarter of 2008, these costs were approximately $921,000.

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

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

For the three month period ending September 30, 2008, the Company had net income of approximately $34,000 compared to net income of approximately $365,000 in the same period of the prior year. The Company’s operating income for the three month period ended September 30, 2008 was $2.6 million compared to operating income of $2.8 million in the same period of the previous year.

The following table sets forth the indicated items as a percentage of net revenues for three months ended September 30, 2008 and 2007:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months Ended September 30,
	2008	2007
Operating revenues	100.0%	100.0%

Salaries, wages, and benefits	12.6	14.7
Purchased transportation and other rents	25.5	25.0
Fuel	21.6	17.0
Operating and maintenance (exclusive of depreciation shown separately below)	18.8	19.8
Taxes and licenses	0.4	0.4
Insurance and claims	2.2	2.8
Communications and utilities	0.6	0.7
Depreciation and amortization	4.3	5.0
Other operating expenses	6.6	4.8

Total operating expenses	92.6	90.2
Operating income	7.4	9.8
Net interest expense	(7.3)	(8.5)

Net income	0.1%	1.3%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, deteriorated slightly from 90.2% of revenues during the three months ended September 30, 2007 to 92.6% of revenues during the three months ended September 30, 2008. The decline in operating income and the resulting declined operating ratio are primarily due to increased fuel costs and unusually high legal expenses associated with the U.S. Department of Justice investigation into pricing practices among Puerto Rico carriers and parallel class actions.

Revenues

The following table sets forth, by percentage and dollar, the changes in the Company’s revenue by sailing route and freight carried:

Volume & Revenue Changes in the third quarter of 2008 compared to 2007

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	20.3%	19.6%	22.6%
Auto and other cargos	30.7%	38.0%	(20.8)%
SOLs (Shipper Owned Equipment Loads)	(34.2)%	(29.7)%	(62.1)%

Revenue Change ($millions):
Core container & trailer	$3.5	$2.5	$1.0
Auto and other cargos	0.6	0.7	(0.1)
SOLs (Shipper Owned Equipment Loads)	(0.2)	(0.2)	(0.0)
Other Revenues	3.3

Total Revenue Change	$7.2

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 92.9% for the three months ended September 30, 2008 compared to 80.1% for the three months ended September 30, 2007. Southbound and northbound container and trailer volume increased as a result of the new Dominican Republic service which began in August 2007. The increase in southbound auto volume was related primarily to used cars transported to the Dominican Republic. The Company expects southbound auto volume to continue to increase.

Total revenue for the three months ended September 30, 2008 was $35.4 million, an increase of 25.4% compared to $28.2 million for the three months ended September 30, 2007. The increase in revenue was due to increased volume as a result of the Dominican Republic service and increased volume to Puerto Rico. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $7.9 million during the three months ended September 30, 2008 compared to $4.3 million in the three months ended September 30, 2007. Excluding the effect of the fuel surcharge, revenue increased 15.0% from the prior year period. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.2 million during the three months ended September 30, 2008 compared to $0.5 million in the three months ended September 30, 2007. Total charterhire revenue amounted to $1.2 million during the three months ended September 30, 2008 compared to $0.4 million in the three months ended September 30, 2007 due to an improved vessel charter market. Charterhire is rental revenue for vessels not in use in liner service. Security charges are charges to cover the Company’s expenses beyond the normal security required to ensure the safety of the shipper’s cargo. These charges amounted to $0.6 million during the three months ended September 30, 2008 and 2007. Revenue related to the Dominican Republic service, which commenced in August 2007, was approximately $2.2 million for the three months ended September 30, 2008 compared to $0.1 million for the three months ended September 30, 2007.

During the three months ended September 30, 2008, the Company experienced a disruption in sailing schedule due to hurricane activity. As a result of the delayed sailings, the Company deferred approximately $0.8 million in revenue to the fourth quarter.

Operating Expenses

Most operating expenses of the Company increased during the three months ended September 30, 2008 compared to the same period in 2007 as a result of additional volume. Rent and purchased transportation increased by $2.0 million or 27.8% due to increased inland purchased transportation related to increases in volume. Fuel expense increased $2.8 million or 59.0% due primarily to significant market price increases. As noted above, the fuel surcharge revenue collected by the Company increased $3.6 million from the prior year period. Fuel expense does not include fuel related expenses embedded with third party inland purchased transportation that also experienced a significant increase. The Company estimates that its fuel expense associated with purchased transportation increased $1.0 million or 68.8%. Operating and maintenance expenses increased by $1.1 million or 18.9% as a result of increased terminal costs primarily related to the overall increase in volume. The September storms also resulted in incremental stevedoring overtime estimated at $0.2 million during the quarter. Other operating expenses increased by $1.0 million or 78.2% as a result of unusually high legal fees related to the U.S. Department of Justice investigation into pricing practices among Puerto Rico carriers and parallel class actions. Other operating expenses were also affected by increased security costs related to the Dominican Republic service.

While the Company has surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. The fuel surcharges are adjusted for current fuel prices but do not forecast future prices. When fuel prices increase dramatically, rapidly or consistently as has been the current trend, the surcharge mechanism may not immediately adjust revenues enough to offset the increase in cost to the Company. Additionally, in periods of consistent fuel price increases, the fuel surcharge mechanism may not fully capture the increase in costs. The average cost per gallon for our tug fuel was up 71.0% in the third quarter of 2008 compared to a year ago and up 8.6% compared to the second quarter of 2008. The Company is currently experiencing significantly lowered average cost per gallon in the fourth quarter of 2008.

As a result of the factors described above, the Company reported a profit of approximately $34,000 or $0.00 earnings per basic share and diluted share for the three months ended September 30, 2008 compared to a profit of approximately $365,000 or $0.03 earnings per basic share and diluted share in the same period in 2007.

In the third quarter of 2008, the Company recorded a provision for income taxes of approximately $36,000 of which $1,000 was a provision related to state taxes, $7,000 was related to accrued tonnage tax expense for the third quarter and $28,000 was related to the tonnage tax expense for 2007 that was paid during the third quarter of 2008, when the Company made the election to be taxed under this method.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

For the nine month period ending September 30, 2008, the Company had a net loss of $2.1 million compared to a net loss of $0.2 million in the same period of the prior year. The net loss was partially a result of increased fuel costs as well as increased costs related to the Dominican Republic service.

The following table sets forth the indicated items as a percentage of net revenues for nine months ended September 30, 2008 and 2007:

Operating Statement—Margin Analysis

(% of Operating Revenues)

	Nine Months Ended September 30,
	2008	2007
Operating revenues	100.0%	100.0%

Salaries, wages, and benefits	13.1	14.8
Purchased transportation and other rents	25.4	23.7
Fuel	23.0	14.6
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	19.2	19.8
Dry-docking	0.2	—
Taxes and licenses	0.4	0.4
Insurance and claims	2.3	2.8
Communications and utilities	0.6	0.6
Depreciation and amortization	4.6	4.9
Loss on sale of equipment	0.1	0.1
Other operating expenses	5.6	4.4

Total operating expenses	94.5	86.1
Operating income	5.5	13.9
Net interest expense	(7.6)	(8.5)
Benefit for income taxes	—	(5.6)

Net loss	(2.1)%	(0.2)%

The Company’s operating expense ratio deteriorated from 86.1% of revenues during the nine months ended September 30, 2007 to 94.5% of revenues during the nine months ended September 30, 2008. The decline in operating income and the resulting deteriorated operating ratio are primarily due to increased fuel costs and tug charterhire expenses related to the fifth vessel in service during the second quarter of 2008.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue by sailing route and freight carried:

Volume & Revenue Changes in the first nine months of 2008 compared to 2007

	Overall	Southbound	Northbound
Volume Percent Change:
Core container & trailer	16.1%	13.7%	24.2%
Auto and other cargos	12.1%	15.7%	(21.4)%
SOLs (Shipper Owned Equipment Loads)	(34.5)%	(31.8)%	(53.0)%

Revenue Change ($millions):
Core container & trailer	$7.4	$5.0	$2.4
Auto and other cargos	1.0	1.1	(0.1)
SOLs (Shipper Owned Equipment Loads)	(0.7)	(0.7)	(0.0)
Other Revenues	7.4

Total Revenue Change	$15.1

Vessel capacity utilization on the core continental U.S. to Puerto Rico traffic lane was 84.9% for the nine months ended September 30, 2008 compared to 82.7% for the nine months ended September 30, 2007. Southbound container and trailer volume increased primarily due to an additional sailing as a result of the Dominican Republic service, which commenced in August 2007. The increase in southbound auto volume was related primarily to used cars transported to the Dominican Republic. The Company expects this increased volume to continue.

Revenue for the nine months ended September 30, 2008 was $99.7 million, an increase of 17.8% compared to $84.6 million for the nine months ended September 30, 2007. The increase in revenue was partially due to increased volume related to Puerto Rico and the addition of the Dominican Republic service. The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $20.0 million during the nine months ended September 30, 2008 compared to $12.3 million in the nine months ended September 30, 2007. Excluding the effect of the fuel surcharge, revenue increased 10.2% from the year earlier period. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.9 million during the nine months ended September 30, 2008 compared to $1.6 million in the nine months ended September 30, 2007. Total charterhire revenue amounted to $2.7 million during the nine months ended September 30, 2008 compared to $1.3 million in the nine months ended September 30, 2007 due to an improved vessel charter market. Charterhire is rental revenue for vessels not in use in liner service. Security charges are charges to cover the Company’s expenses beyond the normal security required to ensure the safety of the shipper’s cargo. These charges amounted to $1.7 million during the nine months ended September 30, 2008 compared to $1.5 million during the nine months ended September 30, 2007. Revenue related to the Dominican Republic service, which commenced in August 2007, was approximately $4.4 million for the nine months ended September 30, 2008 compared to $0.1 million for the nine months ended September 30, 2007.

During the three months ended September 30, 2008, the Company experienced a disruption in sailing schedule due to hurricane activity. As a result of the delayed sailings the Company deferred approximately $0.8 million in revenue and net profit to the fourth quarter.

Operating Expenses

Most operating expenses of the Company increased during the nine months ended September 30, 2008 compared to the same period in 2007 as a result of additional volume to Puerto Rico and the implementation of an additional bi-weekly sailing to the Dominican Republic. Rent and purchased transportation increased by $5.2 million or 25.9% due to additional tug charter related to the new Dominican Republic service and increased inland purchased transportation related to increases in volume and increases in fuel related components of inland purchased transportation. Fuel expense increased $10.6 million or 85.7% due in part to increased consumption for the additional vessel related to the Dominican Republic service as well as significant market price increases. As noted above, the fuel surcharge revenue collected by the company increased $7.7 million from the prior year period. The category Fuel expense does not include fuel related expenses associated with embedded inland purchased transportation that also experienced a significant increase. The Company estimates that its fuel expense associated with purchased transportation increased $2.3 million or 57.8%. Operating and maintenance expenses increased by $2.3 million or 13.8% as a result of increased terminal costs primarily related to the overall increase in volume. The September storms also resulted in incremental stevedoring overtime estimated at $0.2 million during the quarter. Other operating expenses increased by $1.8 million or 48.8% as a result of legal fees related to a search for strategic alternatives, that has now been suspended, and the U.S. Department of Justice investigation into pricing practices among Puerto Rico carriers and parallel class actions. Other operating expenses were also affected by increased security costs related to the Dominican Republic service. Dry-docking expense increased $0.2 million from the prior year period due to a regular dry-docking of a TBC vessel during the first quarter of 2008.

While the Company has surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. The fuel surcharges are adjusted for current fuel prices but do not forecast future prices. When fuel prices increase dramatically, rapidly or consistently as has been the current trend, the surcharge mechanism may not immediately adjust revenues enough to offset the increase in cost to the Company. Additionally, in periods of consistent fuel price increases, the fuel surcharge mechanism may not fully capture the increase in costs. The average cost per gallon for our tug fuel was up 70.2% in the nine months ended September 30, 2008 compared to the nine month period ended September 30, 2007.

As a result of the factors described above, the Company reported a net loss of $2.1 million or $0.18 loss per basic share and diluted share for the nine months ended September 30, 2008 compared to a net loss of $0.2 million or $0.02 loss per basic share and diluted share in the same period in 2007.

In the nine months ended September 30, 2008, the Company recorded a benefit for income taxes of approximately $200 of which $49,800 was a benefit related to state taxes offset by $49,600 of accrued tonnage tax expense for the period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $3.0 million in the first nine months of 2008 compared to $10.9 million provided by operations in the first nine months of 2007. This represents a decline of $8.0 million which resulted partially from additional net losses in the first nine months of 2008 compared to the same period of 2007. The decline in net cash provided by operations was also a result of an adjustment to the Company’s deferred tax asset in the second quarter of 2007. Net cash used in investing activities was $0.9 million in the first nine months of 2008 compared to net cash used in investing activities of $13.9 million for the same period in 2007. The change is due primarily to increased payments made for the purchase of revenue equipment in the first nine months of 2007 to support the Company’s expansion of operations. Net cash used in financing activities was $0.5 million in the first nine months of 2008 compared to $1.6 million used in the first nine months of 2007. This decline is primarily attributable to cash received from a draw on the Company’s term loan with Wachovia during the second quarter of 2008. At September 30, 2008, cash amounted to approximately $3.5 million, working capital was a positive $7.1 million, and stockholders’ deficit was $0.4 million.

The Company’s revolving credit facility with Wachovia (formerly Congress Financial Corporation), as amended, provides for a maximum availability of $10 million and expires in April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula (approximately $10.0 million was available under this formula at September 30, 2008) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At September 30, 2008, there were no advances drawn on this credit facility.

The Company has access to a term loan that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At September 30, 2008, approximately $5.3 million was drawn on this loan to fund equipment purchases. Approximately $1.3 million of the outstanding balance was drawn in May 2008. This term loan is collateralized by eligible new equipment acquired during 2007 with a carrying value of $9.8 million at September 30, 2008.

During the quarter ended September 30, 2008, the Company and Wachovia amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of September 30, 2008, the Company had $10.0 million available under this facility and therefore was not subject to any financial covenants. Additionally, the Company was in compliance with the financial covenant that would apply if the Company had less than $3.0 million in unused capacity under the facility.

The related party debt was repaid in December 2007. This debt arose from deferred charterhire payments to K Corp., the former lessor of the Company’s ro/ro vessels, had an interest rate of 8.03% and was payable in 36 equal monthly installments through December 2007. The receivable was held by beneficiaries of the Estate of Malcom P. McLean.

As of September 30, 2008, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary”). If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of the U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in the ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied its obligation to make deposits into the reserve fund. As of September 30, 2008, the Company was in compliance with such restrictions.

RECENT TRENDS

The Company’s growth is continuing with overall October revenue and revenue excluding the effect of fuel surcharges both showing growth rates in excess of the respective third quarter rates. During October 2008, the Company has experienced significantly reduced fuel costs compared to the second and third quarters of 2008.

CORPORATE GOVERNANCE

In July, Allen L. Stevens, previously Vice Chairman, was elected Chairman. Mr. McCown will serve as Vice Chairman. The board believes that separating the roles of CEO and chairman with an independent director acting as Chairman fits with optimum corporate governance as practiced by a growing number of public companies.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended September 30, 2008, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2007.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company believes that there have been no significant changes to its Market Risk Disclosures during the three months ended September 30, 2008, as compared to those the Company disclosed in Item 1A. Quantitative and Qualitative Disclosures About Market Risk on Form 10-K for the year ended December 31, 2007.

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

(b) There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the period covered by this Quarterly report that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made document submissions to the DOJ in response to the subpoena, and its attorneys are in the process of reviewing documents for additional submissions.

On October 20, 2008, four senior officers of two competitors of the Company pled guilty to a one-count felony criminal information. They were charged with having engaged in a criminal conspiracy to suppress or eliminate competition in the Puerto Rico freight market, including engaging in discussions and meetings during which agreements were reached to allocate customers, rig bids, and fix rates, surcharges, and other fees charged to customers. Each of the two competitors had an officer plead guilty to a felony affecting at least one billion dollars in revenue.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane have filed at least 30 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, and Crowley. The Company has been named as a co-defendant in these lawsuits. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, have been consolidated for pretrial purposes into a single multi-district litigation proceeding (MDL 1962) in the District Court of Puerto Rico. The current scheduling order requires the plaintiffs’ steering committee to file a consolidated amended complaint in early December 2008.

The DOJ investigation is a criminal investigation, and the parallel class actions by civil litigants seek remedies that include treble damages. The Company is cooperating fully with the DOJ and intends to defend itself vigorously against the class actions. Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation and the class actions. During the third quarter of 2008, these costs were approximately $921,000.

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation and class actions.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

10.1(1)#	Amended and Restated Employment Agreement dated as of October 21, 2008, by and between Trailer Bridge, Inc. and John D. McCown, Jr.

10.25.6	Amendment No. 8 to Loan and Security Agreement dated as of October 9, 2008, by and among Trailer Bridge, Inc., as Borrower, and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

Exhibit Number	Description of Exhibit

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit to the Company’s Form 8-K dated October 21, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.

Date: November 6, 2008	By:	/s/ John D. McCown
John D. McCown
Vice Chairman and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration and Chief Financial Officer