Form 10-K
period 2008-12-31
TRAILER BRIDGE INC
filed 2009-03-31
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s $0.01 par value common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $40,108,764 (based upon $5.76 per share being the price at which the common equity was last sold). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of March 20, 2009, 11,975,511 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, 13, and 14 of this Report is incorporated by reference from the registrant’s definitive proxy statement for the 2009 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

TRAILER BRIDGE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.
	Business	3
Item 1A.
	Risk Factors	10
Item 1B.
	Unresolved Staff Comments	14
Item 2.
	Properties	14
Item 3.
	Legal Proceedings	15
Item 4.
	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5.
	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.
	Selected Financial Data	18
Item 7.
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.
	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.
	Financial Statements and Supplementary Data	29
Item 9.
	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	51
Item 9A(T).
	Controls and Procedures	51
Item 9B.
	Other Information	52

PART III

Items 10 –14.
	Incorporated by Reference	52

PART IV

Item 15.
	Exhibits, Financial Statement Schedules	53
SIGNATURES		57
EXHIBIT INDEX		53

PART I

Forward Looking Statements

This report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, changes in rate levels for transportation services offered by the Company, changes in the cost of fuel, DOJ investigation and related class actions, and economic recessions and severe weather. An additional description of the Company’s risk factors is described in Part 1 – Item 1A. “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

BUSINESS OVERVIEW

Trailer Bridge Inc. (“Trailer Bridge”) was incorporated in 1991 and is headquartered in Jacksonville, Florida. Trailer Bridge is an integrated trucking and marine freight carrier that provides freight transportation between the continental U.S., Puerto Rico and the Dominican Republic. Trailer Bridge was the first, and remains the only company serving markets governed by the Jones Act to exclusively operate marine vessels fully configured to carry 48’ and 53’ long, 102” wide, “high-cube” equipment. This configuration enables the Company to achieve operating efficiencies not readily available to traditional ocean carriers that primarily use smaller capacity equipment, such as 40’ containers, as the 53’ containers have 61% more inside cubic space compared to traditional 40’ marine containers which typically results in lower per cubic foot shipping costs on both land and sea for customers. The Company also utilizes tug/barge vessels which result in lower costs per unit mile at sea compared to traditional self-propelled vessels. Trailer Bridge’s vessels are loaded and unloaded using both a cost-efficient roll-on, roll-off process and a unique patented process for its newer vessels, both of which result in lower operating costs per unit compared to traditional container gantry crane operations.

In 1998 and 1999, Trailer Bridge took delivery of five 403’ long container carrying barges designed specifically for the Company’s integrated truckload marine transportation system and bearing the Company’s Triplestack Box Carrier® (“TBC”) trade name. In 2004, Trailer Bridge purchased two roll-on/roll-off (“ro/ro”) barges that it previously chartered from a related party. The TBC’s are versatile, low-draft vessels that have a capacity of 281 53’ containers. The Company currently utilizes the two mid-bodied ro/ro vessels and two TBC’s to provide two weekly sailings between Jacksonville, Florida and San Juan, Puerto Rico and one bi-weekly sailing between and among Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. As of December 31, 2008, three TBC’s were chartered to a third party.

In this Form 10K, unless the context requires a different interpretation, “Trailer Bridge”, the “Company”, “we”, “us”, and “our” refer to Trailer Bridge, Inc.

OPERATIONS

At December 31, 2008, Trailer Bridge operated a fleet of 119 tractors, comprised of 81 company owned units and 38 leased and owner operator units, 3,912 53’ high cube containers, 3,164 53’ chassis, 210 high-cube trailers and 299 53’ vehicle transport modules that transport truckload freight between the Company’s Jacksonville port facility, its San Juan, Puerto Rico port facility, the Dominican Republic and inland points in the U.S. and Puerto Rico. In addition the Company leased 313 40’ chassis and 392 40’ high-cube containers. The Company provides full truckload service between inland points within the continental U.S., primarily to reposition equipment in order to service loads to and from Puerto Rico. The Company maintains a centralized dispatch and customer service center at its Jacksonville headquarters to coordinate the movement of customer freight throughout the Company’s transportation system. Sales and customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Dispatch, sales and customer service personnel work together to coordinate freight to achieve the most optimum load balance and minimize empty miles within the Company’s truckload operation.

At December 31, 2008, Trailer Bridge operated two 736’ triple-deck, ro/ro ocean-going barges and two 403’ TBC’s. Loading of the ro/ro barges is performed with small maneuverable yard tractors operated by stevedores hired from an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each TBC is towed at approximately 9 knots by one 4,600 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of one major tug owner. Compared to a self-propelled vessel, a tug/barge unit has reduced Coast Guard manning requirements and higher fuel efficiency compared to the steam turbine vessels operated by competitors. The construction cost and maintenance costs of tug/barges are also lower compared to self-propelled vessels. With relative cost efficiencies at the operating, fuel and capital cost lines, the Company’s tug/barge vessel model results in lower costs per unit mile at sea compared to the self-propelled vessels it competes with. The tug/barge model also results in less toxic emissions than steam turbine vessels, which use residual fuel. The greater fuel efficiency and much cleaner distillate fuel associated with our tug/barge model results in 4 to 6 times fewer total emissions per cargo unit, and up to 10 and 16 times less particulate matter and sulfur oxide, respectively, compared to the self-propelled vessels now serving Puerto Rico. The large number of U.S. tugs available for charter provides the Company with a reliable source for towing services.

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

The Company believes that price is the primary determinant in the freight lanes in which it serves. Rates are quoted and contracted for on a per container load basis but the Company seeks to highlight that its containers carry up to 61% more of a shippers cargo compared to traditional containers. The Company highlights the effective cost per cubic foot of both the freight rate and any surcharges and calculates what those charges would need to be with a competitor’s smaller container to result in better overall cost economics. The Company seeks to obtain additional business by highlighting the advantageous cost per cubic foot pricing embodied in its proposals. However, the Company also believes that it provides enhanced service that results from its use of an intermodal model built around 53’ equipment that is the standard for movements on the mainland. The intermodal model provides for moving products from one location to another by various means, including water, truck and rail. This intermodal service frees the customer from the operational complexities of coordinating the interface between over-the-road, rail and marine service. This customer service philosophy has generated increased demand from existing customers.

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

VESSELS

Ro/Ro Barges

At December 31, 2008, the Company owned and operated two 736’ by 104’ triple-deck ro/ro barges. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville, Florida and San Juan, Puerto Rico that have been built specifically for the Company. On each vessel, 86 equivalent 53’ slots have been converted to carry new and used automobiles on car decks that allow up to 11 cars to fit in the space previously used for one 53’ unit. The container/chassis combinations and trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the container/chassis combinations and trailers into position on the vessel.

Triplestack Box Carriers

At December 31, 2008, the Company owned five TBC’s that are single deck barges designed to carry 53’ containers. Two TBCs are currently operating in scheduled liner service between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan. A call every 14 days in Puerto Plata, Dominican Republic was added to the rotation in August 2007. The Company developed and patented an innovative system for loading and unloading the TBC’s that requires minimum capital expenditures and labor resources. Wheeled vehicles, known as reach-stackers, carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks.

At December 31, 2008, three TBCs were chartered to a third party.

VESSELS OWNED BY THE COMPANY

VESSEL NAME	TYPE	CAPACITY	SERVICE as of 12/31/08
SAN JUAN JAX BRIDGE	Ro/Ro	405 53’ units	Jax/San Juan
JAX SAN JUAN BRIDGE	Ro/Ro	405 53’ units	Jax/San Juan
ATLANTA BRIDGE	TBC	281 53’ units	Chartered
CHICAGO BRIDGE	TBC	281 53’ units	Chartered
CHARLOTTE BRIDGE	TBC	281 53’ units	Jax/San Juan
BROOKLYN BRIDGE	TBC	281 53’ units	Chartered
MEMPHIS BRIDGE	TBC	281 53’ units	Jax/San Juan/Puerto Plata

RAMP STRUCTURES

The loading and unloading of the Company’s two 736’ by 104’ triple-deck ro/ro barges is accomplished through the use of ramp structures at both the San Juan and Jacksonville locations. The Company owns a floating ramp structure in San Juan for the two 736’ by 104’ triple-deck ro/ro barges. In Jacksonville, the Company has the preferential right to use a land-base ramp structure built and owned by the Jacksonville Port Authority.

OWNED REVENUE EQUIPMENT

At December 31, 2008, the Company owned 76 line haul tractors and 5 day cabs. The line haul units are conventional tractors with sleeping accommodation. The day cabs are used for local delivery work in the Jacksonville area. The Company also owned 210 dry van trailers as well as, 3,814 53’ containers and 3,164 53’ chassis.

At December 31, 2008, the Company owned 299 53’ Vehicle Transport Modules® or VTM’s™ (“VTM’s”) designed and built by the Company. These units are used to transport automobiles and can hold up to three vehicles to provide an efficient unit for loading and unloading. The Company holds four separate patents for the VTMs. Two patents cover the VTM unit and two patents cover the method of loading and unloading vehicles into the VTM.

The Company performs preventative maintenance on equipment at its Jacksonville operations center, with the majority of major maintenance and repairs handled by outside contractors.

DRIVER RECRUITING AND RETENTION

The Company offers competitive compensation and health care benefits comparable to those offered by truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, providing more predictable home time. The Company’s driver turnover in 2008 was 27.6% compared to 32.3% in 2007. The Company believes this is significantly below the typical average in the industry.

FUEL AVAILABILITY AND COST

The Company actively manages its fuel costs by requiring drivers to fuel at offsite fuel facilities where the Company has established favorable pricing arrangements. Whenever possible in route, drivers are required to fuel at these truck stops and service centers with which the Company has established these volume purchasing discounts. The Company also offers fuel-conservation bonuses to its drivers based on achieving miles per gallon goals. During 2008, the Company continued to purchase APU’s (auxiliary power units) for use in some of its tractors. The APU’s reduce the amount of fuel used when the engine is idle while the drivers rest.

Although the Company pays indirectly for the marine fuel used by the large tugs it charters, tug crew personnel employed by the tug owner control the actual fuel loading. The tug owner is responsible for providing the tug fuel, the cost of which is re-billed at cost and paid by the Company. The price of the tug fuel is based on a published weekly index plus a per gallon handling charge. The tug fuel is purchased and loaded at the nearby supplier’s dock facility in Jacksonville during cargo loading operations.

Trailer Bridge does not engage in any fuel hedging activities as the present fuel surcharge mechanism has the effect of adjusting revenue levels over time for changes in fuel prices.

In 2001, due to the increased cost of fuel, the Company instituted fuel surcharges to its customers pursuant to its tariff and these fuel surcharges per container load or per unit shipped have remained in place throughout 2008. The fuel surcharges for domestic truck movements are charged on a per mile basis and are stipulated in the Company’s tariff at predetermined levels based upon the price of fuel. During 2008, the fuel surcharge for domestic truck movements was between $0.15 per mile to $0.60 per mile. Total fuel surcharge revenue for 2008 was $26.1 million compared to $17.3 million in 2007. The fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis and have partially mitigated the increases in fuel prices. The additional fuel surcharge is distinguished from freight revenues and both are reported in the Company’s operating revenues.

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

TECHNOLOGY

The core information systems of Trailer Bridge run within the IBM AS-400 iSeries architecture, which integrates all servers under a common platform and enhances the security of all corporate data by combining all data stores into a unified environment. This approach to data storage and retrieval into a SANS (Secure Area Network Storage) environment tightens controls on access and provides better management tools in the integrated environment. It also moves control of traditionally vulnerable operating software into the control of the IBM OS/400 operating system.

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

The Company has a web-based load tracking system, which provides its customers with real time load information. This system, along with the EDI, has allowed the Company to better respond to customer demands. Since the deployment of this web based tracking system, usage has increased as customers have found these systems to be useful for tracking their inventory and monitoring of their current payables. These systems have also enabled Trailer Bridge to handle increasing demand with greater efficiency, by knowing the exact location and load of every operator as well as open or excess capacity, and identify the Company’s performing customers.

COMPETITION

The Company currently competes with three carriers for freight moving between the U.S. and Puerto Rico where its container volume market share, excluding vehicles, during 2008 was approximately 15.6%, according to data obtained from PIERS (Port Import Export Reporting Service), a subsidiary of the Journal of Commerce. The Company’s market share grew 1.5 percentage points in 2008 compared to its 14.1% market share in 2007. That continues a recent pattern of consistent share market growth as the Company had a 13.2% market share in 2006 and a 12.7% market share in 2005. The three other current carriers in the Puerto Rico trade are Horizon Lines, Crowley Liner Services, and Sea Star Line. Based on available PIERS data for 2008, Horizon Lines has approximately 33.5% of the market and operates four steam turbine powered container vessels that carry mainly 40’ containers. Crowley Liner Services, a subsidiary of Crowley Maritime Corporation, has approximately 30.2% of the market and operates ro/ro barges in various services between the U.S. and Puerto Rico. Sea Star Line, owned primarily by SaltChuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc., has approximately 20.6% of the market with two steam turbine powered combination ro/ro container vessels. If vehicle cargos were included in the market share analysis, Trailer Bridge, Crowley, and Sea Star market shares would be in excess of the preceding figures, with Trailer Bridge having the largest relative increase followed by Crowley.

Puerto Rico shippers select carriers based primarily upon price and to a lesser extent, criteria such as frequency of shipments, transit time, consistency, billing accuracy and claims experience. The Company believes that the elements comprising its business model result in it being a lower-cost operator. This underlying cost advantage, combined with consistently focusing a shipper’s attention on the effective cost per cubic foot of freight rates and surcharges, assists the Company in providing and highlighting proposals that contain better pricing. Based upon how much of the additional 61% inside cube a shipper can utilize, it is not unusual for them to switch to Trailer Bridge even when that results in actually paying more per container load than they were before.

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

The Company has several distinct advantages over its competitors in the Puerto Rico trade. The Company has a unique and superior operating system, which utilizes 53’ high cube containers, TBC’s, and reach stackers to load/unload freight. In November 2008, Trailer Bridge was granted a patent for the process of loading and unloading containers on its TBC vessels by the United States Patent and Trademark Office (USPTO). Trailer Bridge also holds several patents related to its Vehicle Transport Modules® (“VTM®”), special purpose modules for receiving motorized vehicles for transportation that interchange easily between transport modes without the necessity of re-handling the vehicles.

The Company’s ocean going tugs all use a cleaner distillate fuel as opposed to the residual fuel used by the self-propelled vessels in the Puerto Rico trade. The Company believes its vessel emissions characteristics result in it having the cleanest environmental footprint in the Puerto Rico trade and believes that this will become an increasingly important factor in customer’s decision making process. The Company was the first marine company to join the Environment Protection Agency SmartWay Transport Partnership, a voluntary business/government collaboration focused on increasing efficiency and reducing emissions. Because all of the tugs that tow the Company’s vessels use a cleaner distillate fuel all the time, its entire fleet already meets all the fuel quality standards recently recommended by the United Nations International Maritime Organization (IMO). The U.S. Senate passed a bill approving the IMO framework and on July 21, 2008, President Bush signed that bill into law. In October 2008, the Company was recognized by the Environmental Protection Agency with a Smartway Excellence Award.

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

EMPLOYEES

At December 31, 2008, Trailer Bridge had 223 employees consisting of 77 truck drivers and 146 executive and administrative personnel.

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

Risks Relating to the Company’s Business

There is a criminal investigation into pricing practices in the trade in which the Company operates and related class action suits.

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

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane have filed at least 34 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, and Crowley. The Company has been named as a co-defendant in these lawsuits. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, have been consolidated for pre-trial purposes into a single multi-district litigation proceeding (MDL 1962) in the District Court of Puerto Rico. On March 10, 2009, the Company filed an amended motion to dismiss the claim with the court.

On October 20, 2008, four senior officers of two competitors of the Company pled guilty to one-count felony criminal information. They were charged with having engaged in a criminal conspiracy to suppress or eliminate competition in the Puerto Rico freight market, including engaging in discussions and meetings during which agreements were reached to allocate customers, rig bids, and fix rates, surcharges, and other fees charged to customers.

The DOJ investigation is a criminal investigation, and the parallel class actions by civil litigants seek remedies that include treble damages. The Company is cooperating fully with the DOJ and intends to defend itself vigorously against the class actions. Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation and the class actions. During 2008, these costs were approximately $1.5 million.

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation and class actions. However, should this result in an unfavorable outcome for the Company, it could have a material adverse effect on the Company’s financial position and future operations.

Volatility in fuel prices could adversely affect our profitability.

While the Company has a series of fuel surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. When fuel prices increase dramatically, rapidly or consistently the surcharge mechanism may not immediately adjust revenues enough to offset the increase in cost to the Company. Additionally, in periods of consistent fuel price increases, the fuel surcharge mechanism may not fully capture the increase in costs. The fuel surcharge is also an area of competition among carriers in the trade and market forces may prohibit the Company from generating enough revenue from the fuel surcharges to offset any increase in costs, which may have a negative affect on our profitability.

If we are unable to implement our business strategy, our business and financial condition could be adversely affected.

Our future results of operations will depend in significant part on the extent to which we can implement our business strategy successfully. Our business strategy includes using our superior hard assets and operating systems to continue providing cost advantages, pursuing other operating strategies to further enhance efficiencies and reduce costs, expanding our share of the Puerto Rico market and replicating our business model in other markets. Our strategy is subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. As a consequence, we may not be able to fully implement our strategy or realize the anticipated results of our strategy.

We have no control over economic factors that could adversely affect our business.

We have no control over economic factors such as fuel prices, fuel tax, interest rate fluctuations, recessions or customers’ business cycles. Significant increases in fuel or other operating costs and interest rates, to the extent not offset by increases in freight rates or fuel surcharges, would adversely affect our operating results. Economic recessions, temporary inventory imbalances or downturns in customers’ business cycles also could have a material adverse effect upon our operating results. If the resale value of our revenue equipment were to decline, we could receive less upon the disposition of our equipment or find it necessary to retain our equipment longer, with a resulting increase in our operating expenses. The marine and trucking industries are cyclical with corresponding changes in revenue and profits. Changes in economic and trade growth as well as changes in the supply and demand of vessel and trucking capacity can impact both rates and resale values. The amount and timing of new vessel deliveries to competing carriers in the Puerto Rico market and rate reductions from increased capacity, excess capacity or slow market growth could result in rate instability that could have a material adverse effect upon us.

The Company has experienced losses in the past.

Due primarily to the overcapacity and intense competition in the Puerto Rico market during the late 1990’s and early 2000’s, the Company experienced significant financial losses and associated negative cash flow during that time. Despite operating income for the Company in 2005, 2006, 2007, and 2008, the Company cannot assure that it will continue to generate operating income and positive cash flow. For example, the Company cannot assure that a new marine freight carrier will not commence operations in the Puerto Rico market. Most of its competitors have substantially greater financial resources, operate more equipment, or carry a larger volume of freight than the Company does.

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

The vast majority of its revenue is attributable to freight moving either to or from Puerto Rico. Its reliance on the Puerto Rico market makes it susceptible to a downturn in the local economy, local economic and competitive factors changes in government regulations and political changes that the Company cannot predict. The Company’s operation is highly leveraged and a downturn in freight volume in the Puerto Rico trade lane would have a material adverse effect on its cash flow.

Repeal or substantial amendment of the Jones Act could adversely affect its business.

The Jones Act provides that all vessels operating between ports in the United States, including the noncontiguous areas of Puerto Rico, Alaska and Hawaii, must be built, owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect, however, the Company cannot assure that the Jones Act will not be repealed or amended in the future. If the Jones Act were to be repealed or substantially amended and, as a consequence, competition were to increase in the Puerto Rico market, the Company’s business and cash flow could be adversely affected.

Changes in tax laws or the interpretation thereof, adverse tax audits and other tax matters related to the Company’s tonnage tax election or such tax may adversely affect future results.

The Company elected to be taxed according to the tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities on its 2007 federal tax return. Changes in tax laws or the interpretation thereof, adverse tax audits, and other tax matters related to such tax election or such tax may adversely affect the Company’s future results.

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

Profitability of service to Dominican Republic is uncertain.

In August 2007, the Company instituted a new sailing on a bi-weekly basis between and among Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. The implementation of the new sailing required additional investment in new container equipment. The Company modified its schedule in 2008 to service this market as part of its service to Puerto Rico without requiring an extra sailing. Even with this modification there is no assurance that this service to the Dominican Republic will remain profitable.

Intense competition in our industry could adversely affect our business and financial condition.

The trucking industry is highly competitive and fragmented and the Puerto Rico freight market is also highly competitive. We currently compete with other truckload carriers that provide domestic dry van service, private fleets operated by existing and potential customers, and marine carriers that provide ocean service between the continental U.S. and Puerto Rico. Competition for the freight we transport is based primarily on freight rates, and, to a lesser degree, on service and efficiency. Most of our current and future competitors have substantially greater financial resources, operate more equipment, or carry a larger volume of freight than we do.

We are susceptible to severe weather and natural disasters.

Our operations are vulnerable to disruption as a result of weather and natural disasters such as bad weather at sea and hurricanes. Such events will interfere with our ability to provide the on-time scheduled service our customers demand resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with our terminal operations, and may cause significant damage to our vessels and ramps, loss or damage to containers, cargo and other equipment and loss of life or physical injury to our employees. Terminals on the east coast of the continental U.S. and in the Caribbean are particularly susceptible to hurricanes. Any damage caused by natural disasters may not be fully covered by insurance.

Restrictions on foreign ownership of our vessels could prevent us from conducting operations in the United States domestic trade.

In order to maintain the eligibility of the Company to own and operate vessels in compliance with the Jones Act, 75% of the outstanding capital stock and voting power of the Company is required to be held by U.S. citizens. The Company’s Certificate of Incorporation contains provisions limiting non-citizenship ownership of its capital stock and requiring non-citizens to divest the shares of capital stock that they own in excess of these limits. However, the Company could lose its ability to conduct operations in the U.S. domestic trade if such provisions prove unsuccessful in maintaining the required level of citizen ownership, which would require us to shut down all but a very small portion of our current business.

Loss of our key management personnel could adversely affect our business.

In December 2008, the Company’s CEO and Vice Chairman left the management of the Company. Our future success will depend, in significant part, upon the services of our President and interim CEO, our Executive Vice President and General Counsel, our Chief Financial Officer and our other officers. The loss of the services of any of these executive officers could adversely affect our future operating results because of such officer’s experience and knowledge of our business and customer relationships. We do not maintain key person insurance on any of our executive officers.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

OFFICE FACILITIES

Trailer Bridge is headquartered in Jacksonville, Florida, where it owns a 20,500 square foot office building adjacent to its truck operations center. This facility allows 97 Jacksonville personnel to be centralized in one location. The office building has also been designed so that additions can be constructed to serve the Company’s future needs. The truck operations center property consists of 27 acres near Interstate 95, approximately 2 miles from the Company’s marine terminal on Blount Island. In addition to the office building, the property includes an 11,400 square foot tractor maintenance shop where preventative maintenance and repairs are performed, as well as, a trailer washing facility, drivers’ lounge and parking space for tractors and trailers.

The Company maintains small sales office facilities in Miami, Florida, North Carolina, Illinois, Ohio, New Jersey, Georgia and Santiago, Dominican Republic that are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where 22 Puerto Rico administrative and sales personnel are based and executive offices in New York.

PORT FACILITIES

The Company utilizes port facilities in Jacksonville and San Juan where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck.

Trailer Bridge’s terminal in Jacksonville is located on Blount Island and consists of a berthing area and approximately 30 acres leased from the Jacksonville Port Authority. The lease, which expires in 2013, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. Included in the lease is a triple deck loading ramp funded by the Jacksonville Port Authority that the Company uses to load and unload its triple-deck ro/ro barges. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume with a minimum guarantee of approximately $1.9 million per year.

The Company’s marine terminal in San Juan consists of two berthing areas and 46 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo-handling services. In addition to the area designated for parking containers and vehicles’ the Company has on site offices for its management personnel, two designated gate areas for receiving and delivery of loaded containers and vehicles, a roadability area for checking equipment, a three story loading ramp for working the triple deck ro/ro barges and a maintenance area for servicing our equipment. This agreement calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. This agreement was renewed October 16, 2006 with an expiration date of November 30, 2010 with renewals at the Company’s option until October 23, 2026. The Company believes its present port facilities combined with the additional San Juan land lease that it expects to conclude in 2009 are sufficient for its current and future operations. See - Part 1 – Item 1. “Business RAMP STRUCTURES”.

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

The Company believes that all of its facilities and equipment are in good condition, well maintained and able to support its current operations. For additional information concerning the Company’s properties, see the information concerning its fleet of vessels and certain other properties as set forth in Part 1 – Item 1. “Business”.

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

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane have filed at least 34 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, and Crowley. The Company has been named as a co-defendant in these lawsuits. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, have been consolidated for pre-trial purposes into a single multi-district litigation proceeding (MDL 1962) in the District Court of Puerto Rico. On March 10, 2009, the Company filed an amended motion to dismiss the claim with the court.

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

The DOJ investigation is a criminal investigation, and the parallel class actions by civil litigants seek remedies that include treble damages. The Company is cooperating fully with the DOJ and intends to defend itself vigorously against the class actions. Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation and the class actions. During 2008, these costs were approximately $1.5 million.

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation and class actions. However, should this result in an unfavorable outcome for the Company, it could have a material adverse effect on the Company’s financial position and future operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the Fourth Quarter of 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Market.

The following table represents the high and low bid quotations for the past two years as reported on the NASDAQ Global Market:

2008	High	Low
First Quarter	$12.48	$8.00
Second Quarter	$9.44	$5.05
Third Quarter	$7.00	$4.98
Fourth Quarter	$6.09	$3.61

2007	High	Low
First Quarter	$9.05	$8.00
Second Quarter	$13.35	$8.50
Third Quarter	$13.20	$10.43
Fourth Quarter	$14.75	$10.25

The Company has paid no dividends since its inception and does not anticipate doing so in the foreseeable future. Certain of the Company’s loan documents prevent the payment of cash dividends under certain circumstances. The Company makes no predictions as to the future performance of its stock.

As of March 20, 2009 there were 94 stockholders of record in addition to approximately 1,000 stockholders whose shares were held in nominee name.

The following table sets forth information about the Company’s equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by securities holders	1,093,250	$4.99	176,776

Equity compensation plans not approved by securities holders	—	—	—

Total	1,093,250	$4.99	176,776

The following table reflects stock repurchases made by the Company during the fourth quarter of 2008:

Issuer Repurchases of Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate $ Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	—	—	—	—
November 1, 2008 – November 30, 2008	—	—	—	—
December 1, 2008 – December 31, 2008	100,000	$4.00	—	—

*	The Company purchased 100,000 shares from John D. McCown in connection with his resignation as Chief Executive Officer of the Company.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight by water to and from Puerto Rico, the Dominican Republic and the continental United States through its terminal facility in Jacksonville, Florida. Service to the Dominican Republic commenced in August 2007. The Company also earns revenue from the movement of freight within the continental United States when such movement complements its core business of moving freight to and from Puerto Rico and the Dominican Republic. The Company’s operating expenses consist of the cost of the equipment, labor, facilities, fuel, inland transportation and administrative support necessary to move freight to and from Puerto Rico, the Dominican Republic and within the continental United States. During 2008, the Company experienced a decline in operating income and the resulting operating ratio compared to 2007, primarily due to increased fuel expense. Fuel expense increased due to higher fuel prices as well as increased consumption in connection with the Dominican Republic service.

RESULTS OF OPERATIONS

The following table sets forth the indicated items as a percentage of net revenues for the years ended December 31, 2008, 2007 and 2006.

Operating Statement - Margin Analysis

(% of Operating Revenues)

	2008	2007	2006
Operating Revenues	100.0%	100.0%	100.0%

Salaries, wages, and benefits	13.8	14.4	13.7
Purchased transportation and other rents	25.2	24.4	23.6
Fuel	21.4	16.2	13.3
Operating and maintenance (exclusive of depreciation shown separately below)	19.7	19.8	20.5
Dry-Docking	0.7	0.0	11.6
Taxes and licenses	0.4	0.4	0.4
Insurance and claims	2.4	2.8	3.3
Communications and utilities	0.6	0.6	0.5
Depreciation and amortization	4.6	4.9	4.8
Loss (gain) on sale of assets	0.2	0.0	(0.1)
Other operating expenses	5.8	4.3	4.0

Total Operating Expenses	94.8	87.8	95.6

Operating income	5.2	12.2	4.4
Net interest expense	(7.6)	(8.3)	(8.9)
(Provision) benefit for Income taxes	(0.0)	(4.1)	4.5

Net (loss) income	(2.4)%	(0.2)%	0.0%

Year ended December 31, 2008 Compared to Year ended December 31, 2007

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, deteriorated from 87.8% in 2007 to 94.8% in 2008. This change is more fully explained under the operating expenses caption set forth below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units, by sailing route and freight carried:

Volume & Revenue Changes 2008 Compared to 2007

Overall
Volume Percent Change:
Total Equivalent Units	8.1%

Revenue Change (in millions):
Core Service Revenue	$7.0
Other Revenues	9.9

Total Revenue Change	$16.9

The increase in revenues is primarily due to increases in volume partially offset by lower average yields. The increase in other revenue is primarily due to increases in fuel surcharges as well as increased charterhire resulting from an improved vessel charter market.

Vessel capacity utilization southbound was 86.3% during 2008, compared to 80.0% during 2007.

The increase in other revenues is primarily attributable to an increase in fuel surcharge revenue during 2008, which increased to $26.1 million from $17.3 million in 2007. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $1.1 million in 2008 compared to $1.7 million in 2007. Total charterhire revenue amounted to $4.0 million in 2008 and $1.7 million in 2007. Charterhire is rental revenue for vessels not in use in a liner service. Security charges are charges to cover the Company’s additional expenses required to ensure the safety of the shipper’s cargo. These charges amounted to $2.1 million in 2008 and 2007.

Operating expenses

Operating expenses increased by $24.1 million, or 23.7% from $101.9 million for 2007 to $126.1 million for 2008. This increase was due primarily to fuel expenses in 2008, which increased $9.7 million, or 51.2%, due to increased consumption related to the Dominican Republic service that started in August of 2007 and increases in fuel prices. Most other operating expenses of the Company increased as well during 2008 as a result of additional volume and an additional bi-weekly sailing to the Dominican Republic during the first half of 2008. That extra TBC was removed from liner service in the second half of 2008 due to increased fuel prices. Salaries and benefits increased by $1.6 million or 9.8% primarily due to salary increases and a one-time compensation charge of $0.8 million related to the departure of the Company’s Chief Executive Officer John D. McCown. This increase in salaries and benefits was partially offset by a decrease in incentive based compensation. Rent and purchased transportation increased by $5.3 million or 18.7% due partially to tug charter related to the additional TBC in service during the first half of 2008 to service the Dominican Republic and increased inland purchased transportation related to increases in volume. Operating and maintenance expense increased $4.1 million or 18.0% primarily due to increased terminal costs related to the overall increase in volume and an increase in expenses related to the Company’s stevedores. Depreciation and amortization expense increased by $0.5 million or 9.2% due to the Company’s purchase of containers and chassis in 2007 that were depreciated for a full year in 2008. Other operating expenses increased $2.5 million due to an increase in legal fees and an increase in security expenses during 2008. The increase in legal fees was primarily the result of the DOJ investigation that began on April 22, 2008. During 2008, legal expenses related to this investigation were $1.5 million. As a result, the Company’s operating ratio of expenses compared to revenue was higher during 2008, at 94.8% as compared to 87.8% during 2007.

Interest Expense

Interest expense increased slightly to $10.4 million in 2008 from $10.3 million in 2007 primarily due to additional draws on the Wachovia term loan that was established in the fourth quarter of 2007 to fund the purchase of containers and chassis to support the Dominican Republic service. In May 2008 and November 2008, the Company drew approximately $1.3 million and $4.1 million on this note, respectively. The Company began making principle payments on the November draw of $4.1 million in January of 2009.

As a result of the factors described above, the Company reported a net loss of $3.2 million or $0.27 per share, basic and diluted, for the year ended December 31, 2008 compared to a net loss of $0.3 million or $0.02 per share, basic and diluted, for the year ended December 31, 2007.

Income Taxes

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes. For federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company determined that it would be making the election to be taxed under the tonnage tax regime on its 2007 federal tax return. As a result, it was more likely than not that the Company would not be able to utilize its deferred tax asset. Therefore during the second quarter of 2007, the deferred tax asset was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset at December 31, 2008 and 2007 of approximately $279,000 and $202,000, respectively, represents primarily the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended. The 2008 election of the tonnage tax was made in connection with the filing of the Company’s 2007 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this tax treatment. The Company is accounting for this election as a change in status of its qualifying shipping activities. As a result of the change in status, federal deferred tax assets and liabilities, including approximately $85 million of federal NOL’s, which were previously offset by a valuation allowance, have been suspended. It cannot be assured that there will not be future efforts to repeal all, or any portion of, the tonnage tax as it applies to our shipping activities. The federal tax expense related to the tonnage tax method is estimated to be $28,000 which could not be offset by the Company’s existing NOL’s under the tonnage tax regime.

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

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units, by sailing route and freight carried:

Volume & Revenue Changes 2007 Compared to 2006

Overall
Volume Percent Change:
Total Equivalent Units	6.1%

Revenue Change (in millions):
Core Service Revenue	$6.7
Other Revenues	(0.8)

Total Revenue Change	$5.9

The increase in revenues is primarily due to increases in volume and average yields. The decrease in other revenue is primarily due to decreased charterhire.

Vessel capacity utilization southbound was 80.0% during 2007, compared to 87.1% during 2006. Southbound trailer and container volume increased slightly but vessel capacity utilization decreased due to the addition of one TBC vessel for use in the Dominican Republic service, which commenced in August 2007.

The decrease in other revenues is primarily attributable to a decrease in slot charter during 2007 to $0.4 million from $1.4 million in 2006. Slot charter is revenue related to the sale, to customers, of space on competitors vessels in the trade lanes served by the Company. The slot charter arrangement the Company had with a competitor ended in 2007. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $17.3 million in 2007 and $16.9 million in 2006. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $1.7 million in 2007 compared to $1.6 million in 2006. Total charterhire revenue amounted to $1.7 million in 2007 and $1.8 million in 2006. Charterhire is rental revenue for vessels not in use in a liner service. Security charges are charges to cover the Company’s additional expenses required to ensure the safety of the shipper’s cargo. These charges amounted to $2.1 million in 2007 compared to $1.9 million in 2006. Revenue related to the Dominican Republic service, which commenced in August 2007, was approximately $0.5 million.

Operating expenses

Operating expenses decreased by $3.5 million, or 3.3% from $105.4 million in 2006 to $101.9 million for 2007. This decrease was due primarily to the expense associated with the required regulatory dry-docking of the Company’s two ro/ro barges during 2006 totaling $12.8 million. The ro/ro vessels are not scheduled for another dry-docking until 2011. Most other operating expenses of the Company increased during 2007 as a result of additional volume and the implementation of an additional bi-weekly sailing. Salaries and benefits increased by $1.6 million or 10.4% primarily due to salary increases partially offset by a decrease in incentive based compensation. Rent and purchased transportation increased by $2.3 million or 8.8% due to tug charter related to the new Dominican Republic service and increased inland purchased transportation related to increases in volume. Fuel expense increased $4.1 million or 28.2% due to increased consumption related to the Dominican Republic service and increases in fuel prices. Operating and maintenance expense decreased $12.3 million or 34.9% primarily due to required regulatory dry-docking of the Company’s two ro/ro barges during 2006. Depreciation and amortization expense increased by $0.4 million or 6.9% due to the Company’s purchase of containers and chassis. Other operating expenses increased $0.6 million due to an increase in the period expenses related to the Company’s allowance for doubtful accounts, an increase in advertising costs, legal fees and an increase in security expenses during 2007. As a result, the Company’s operating ratio improved from 95.6% during 2006 to 87.8% during 2007.

Interest Expense

Interest expense increased to $10.3 million in 2007 from $10.2 million in 2006 primarily due to the draw on the Wachovia note payable in the fourth quarter of 2007. This note payable was established to fund the purchase of containers and chassis to support the Dominican Republic service. In November 2007, the Company drew approximately $4.6 million on this note.

As a result of the factors described above, the Company reported a net loss of $0.3 million or $0.02 per share, basic and diluted, for the year ended December 31, 2007 compared to a net loss of $18,093 or $0.00 per share, basic and diluted, for the year ended December 31, 2006.

Income Taxes

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company made the election to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to 2007 under the tonnage tax method was approximately $28,000 which could not be offset by the Company’s existing NOL’s because when the Company elected to be taxed under the tonnage tax regime its federal NOL’s related to qualifying shipping activities were not available to offset any related tonnage tax. As a result it was more likely than not that the Company would not be able to utilize its deferred tax asset. Therefore during the second quarter of 2007, the deferred tax asset was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset of approximately $202,000, at December 31, 2007, represented the state portion of the company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

DIVIDENDS

The Company has not declared or paid dividends on its common stock during the past six years.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.4 million in 2008 compared to net cash provided by operating activities of $12.0 million in 2007. This represented a decrease of $7.6 million, which resulted partially from additional net losses in 2008 compared to 2007. Net cash used in investing activities was $2.0 million in 2008 compared to net cash used in investing activities in 2007 of $19.7 million. This $17.7 million decrease from 2007 was due to large cash outlays on purchases and upgrades of containers and chassis during 2007. Net cash provided by financing activities was $2.9 million in 2008 compared to net cash provided by financing activities of $2.8 million in 2007 representing an increase of $0.1 million. This change was primarily the result of drawing an additional $5.4 million on the Wachovia term loan to finance the purchase of new roll-door containers. This increase in borrowings was slightly offset by an increase in principle payments on debt made in 2008. At December 31, 2008, the Company had cash of $7.2 million, working capital of $10.0 million, and capital deficit of $1.8 million.

Net cash provided by operating activities was $12.0 million in 2007 compared to net cash provided by operating activities of $1.2 million in 2006. This represented an increase of $10.8 million from 2006 due primarily to the large cash outlays related to the dry-dockings during 2006. The increase in the accounts payable was related to higher operating expenses as a result of increased volume. Net cash used in investing activities was $19.7 million in 2007 compared to net cash used in investing activities in 2006 of $3.6 million. The Company spent $19.8 million on purchases and upgrades of containers and chassis during 2007. Net cash provided by financing activities was $2.8 million in 2007 compared to net cash used in financing activities of $2.0 million in 2006 representing a change of $4.8 million primarily the result of borrowing approximately $4.6 million from Wachovia to finance the purchase of a portion of the new containers and chassis. At December 31, 2007, cash amounted to $1.9 million, working capital was at $5.3 million, and stockholders’ equity was $1.4 million.

The Company’s revolving credit facility with Wachovia, formerly Congress Financial Corporation, as amended, provides for a maximum availability of $10 million and expires April 2012. The facility provides for interest equal to the prime rate, as set by Wachovia. The revolving line of credit is subject to a borrowing base formula (approximately $10.0 million was available under this formula at December 31, 2008) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At December 31, 2008, there were no advances drawn on this credit facility.

The Company’s has access to a term loan that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At December 31, 2008, approximately $9.1 million was drawn on this loan to fund equipment purchases. This term loan is collateralized by eligible equipment with a carrying value of $16.3 million at December 31, 2008.

During the fourth quarter of 2008, the Company and Wachovia amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the revolving credit facility. As of December 31, 2008, the Company had $10.9 million available under this facility and therefore was not subject to any financial covenants. Additionally, the Company was in compliance with the financial covenant that would apply if the Company had less than $3.0 million in unused capacity under the facility.

The Company’s $85 million 9 1/4  % Senior Secured Notes mature on November 15, 2011. Interest on the notes is payable semi-annually on each May 15 and November 15. Prior to November 15, 2008, the Company had the option to redeem some or all of the notes at a make-whole premium. After November 15, 2008, the Company may redeem the notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, places restrictions (as defined) on the Company’s ability to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinated debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets.

The Company has outstanding two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds Due September 30, 2022 and 6.52% Sinking Fund Bonds Due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended. The aggregate principal amount of the Title XI Bonds outstanding at December 31, 2008 was $17.3 million. The Company is required to make deposits based on adjusted earnings of the Company. During 2008, the Company made no deposits into a reserve fund that secures the Title XI Bonds. As of December 31, 2008, the balance of this reserve fund was approximately $4.1 million.

As of December 31, 2008, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States (the “Secretary”). If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance and operation of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI and liens incurred in ordinary course of business. However, none of the foregoing covenants will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied its obligation to make deposits into the reserve fund. As of December 31, 2008, the Company was in compliance with such restrictions.

The Company’s projected cash flows from operating activities and the availability under the credit facility is expected to provide sufficient cash flows for future operations.

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

SEASONALITY

The Company’s liner service is subject to the seasonality of the Puerto Rico freight market where shipments are generally reduced during the first calendar quarter and increased during the third and fourth calendar quarters of each year. The fourth quarter typically has the highest revenue. In 2008, however, fourth quarter revenue was 5.9% below third quarter revenue, in contrast to the 11.7% increase in 2007 and the average increase of 10.5% from 2004 thru 2007.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as of December 31, 2008.

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

Revenue Recognition. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 91-09, “Revenue and Expense Recognition for Freight Services in Progress,” voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. Fuel and other surcharges, demurrage and charterhire revenue are included in our revenues. Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. Charter hire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of our customers. These amounts are computed daily and included in “Operating Revenue.”

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

Repairs and Maintenance. The Company expenses repairs and maintenance as incurred. Every five years the Company’s vessels are required to go through regulatory dry-docking. The Company elected, in a prior year, to account for its dry-docking costs using the expense-as-incurred method as opposed to the defer-and-amortize method predominantly used by the Company’s industry peer group. The Company elected the expense-as-incurred method for accounting for these required regulatory dry-docking costs as it is the method preferred by the Securities and Exchange Commission. Using the expense-as-incurred method, the Company recorded $972,113, $4,544, and $12,765,606, in the years ended December 31, 2008, 2007 and 2006, respectively. Had the Company used the defer-and-amortize method such expenses would have been amortized over the five year period between regulatory dry-dockings.

Impairment Of Long-Lived Assets. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to our carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected operating cash flows, replacement costs of such assets, business plans and overall market conditions. The Company determines undiscounted projected net operating cash flows and compares it to the carrying value. In the event that impairment occurred, the Company would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. The Company estimates fair value primarily through the use of appraisals or other valuation techniques. The Company recognized no impairments in 2006, 2007 or 2008.

Uncollectible Accounts. The Company records a monthly provision based on specific known collectability problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, including review of historical collection trends, and adjusts the provision account each quarter. It is the Company’s policy to write off receivables once it is determined that additional efforts of collection will not result in the collection of the receivable.

Income taxes. The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its Alternative Minimum Taxable (AMT) income with its net operating loss carryforwards (NOL’s) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company made the election to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to 2008 under the tonnage tax method is estimated to be approximately $28,000. The remaining deferred tax asset of approximately $279,000 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

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

As a result of the implementation of FIN 48, the Company performed a review of its uncertain tax positions in accordance with FIN 48 and concluded that there were no significant adjustments required related to uncertain tax positions. As of the adoption date, the Company had no accrued interest expense or penalties related to unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense. As of December 31, 2008, there has been no change to the assessment as of the adoption date. The Company does not believe there will be any material changes in its unrecognized position over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and each state jurisdiction in which it operates which imposes an income tax. The Company has not been subject to Internal Revenue Service (IRS) examination of its federal income tax returns. The Company is not currently involved in any state income tax examination.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with less management judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited financial statements and notes there to which begin on page 31 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 was effective November 2008. The adoption of SFAS 162 did not have a material impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning after November 15, 2007; however, the FASB has deferred the implementation of the provision of SFAS 157 relating to nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS 157 had no material impact on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Index to financial statements and schedule of Trailer Bridge, Inc.

See Note 15 to the financial statement for summarized quarterly financial data.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

Trailer Bridge, Inc.

Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailer Bridge, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Miami, Florida
March 30, 2009

TRAILER BRIDGE, INC.

BALANCE SHEETS

DECEMBER 31,

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,216,283	$1,932,535
Trade receivables, less allowance for doubtful accounts of $599,017 and $1,010,341	16,818,259	15,794,534
Prepaid and other current assets	1,883,942	2,719,522
Deferred income taxes, net	278,856	202,001

Total current assets	26,197,340	20,648,592

Property and equipment, net	89,304,822	93,762,574
Reserve fund for long-term debt	4,125,995	4,077,726
Other assets	3,704,490	4,357,554

TOTAL ASSETS	$123,332,647	$122,846,446

LIABILITIES AND STOCKHOLDERS’ (CAPITAL DEFICIT) EQUITY
Current Liabilities:
Accounts payable	5,259,355	$6,918,764
Accrued liabilities	7,694,690	5,961,347
Unearned revenue	385,458	446,774
Current portion of long-term debt	2,874,700	2,008,220

Total current liabilities	16,214,203	15,335,105

Other accrued liabilities	414,910	—
Long-term debt, less current portion	108,545,228	106,098,506

TOTAL LIABILITIES	125,174,341	121,433,611

Commitments and Contingencies

Stockholders’ (Capital Deficit) Equity:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 11,938,921 and 11,931,564 shares issued; 11,838,921 and 11,931,564 shares outstanding	119,389	119,316
Treasury stock, at cost, 100,000 shares	(400,000)	—
Additional paid-in capital	53,460,783	53,076,644
Capital deficit	(55,021,866)	(51,783,125)

TOTAL STOCKHOLDERS’ (CAPITAL DEFICIT) EQUITY	(1,841,694)	1,412,835

TOTAL LIABILITIES AND STOCKHOLDERS’ (CAPITAL DEFICIT) EQUITY	$123,332,647	$122,846,446

See accompanying summary of significant accounting policies and notes to financial statements

TRAILER BRIDGE, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2008	2007	2006
OPERATING REVENUES	$133,029,672	$116,152,794	$110,249,949
OPERATING EXPENSES:
Salaries, wages, and benefits	18,345,791	16,702,856	15,135,860
Purchased transportation and other rent	33,582,188	28,284,876	26,003,083
Fuel	28,510,000	18,851,635	14,704,320
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	26,174,043	23,009,628	22,570,884
Dry-docking	972,113	4,544	12,765,606
Taxes and licenses	565,470	432,285	426,419
Insurance and claims	3,221,112	3,226,439	3,685,332
Communications and utilities	759,589	672,739	507,629
Depreciation and amortization	6,160,384	5,640,543	5,278,337
Loss (gain) on sale of assets	232,397	55,421	(105,905)
Other operating expenses	7,546,744	5,064,093	4,427,050

	126,069,831	101,945,059	105,398,615

OPERATING INCOME	6,959,841	14,207,735	4,851,334

NONOPERATING (EXPENSE) INCOME:
Interest expense	(10,354,015)	(10,274,249)	(10,249,671)
Interest income	164,479	589,263	412,876

(LOSS) INCOME BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	(3,229,695)	4,522,749	(4,985,461)

(PROVISION) BENEFIT FOR INCOME TAXES	(9,046)	(4,773,359)	4,967,368

NET LOSS	$(3,238,741)	$(250,610)	$(18,093)

PER SHARE AMOUNTS:

NET LOSS PER SHARE BASIC	$(0.27)	$(0.02)	$(0.00)

NET LOSS PER SHARE DILUTED	$(0.27)	$(0.02)	$(0.00)

See accompanying summary of significant accounting policies and notes to financial statements

TRAILER BRIDGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Capital Deficit	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2006	11,775,652	$117,757			$52,178,786	$(51,514,422)	$782,121

Net Loss	—	—	—	—	—	(18,093)	(18,093)
Compensation - Stock Options	—	—	—	—	144,089	—	144,089
Options Exercised	12,135	121	—	—	34,477	—	34,598

Balance December 31, 2006	11,787,787	117,878	—	—	52,357,352	(51,532,515)	942,715

Net Loss	—	—	—	—	—	(250,610)	(250,610)
Compensation - Stock Options	—	—	—	—	397,239	—	397,239
Options Exercised	143,777	1,438	—	—	322,053	—	323,491

Balance December 31, 2007	11,931,564	119,316	—	—	53,076,644	(51,783,125)	1,412,835

Net Loss	—	—	—	—	—	(3,238,741)	(3,238,741)
Compensation - Stock Options	—	—	—	—	399,600	—	399,600
Options Exercised	7,357	73	—	—	(15,461)	—	(15,388)
Purchase of Treasury Stock	—	—	(100,000)	(400,000)	—	—	(400,000)

Balance December 31, 2008	11,938,921	$119,389	(100,000)	$(400,000)	$53,460,783	$(55,021,866)	$(1,841,694)

See accompanying summary of significant accounting policies and notes to financial statements

TRAILER BRIDGE, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED December 31,

	2008	2007	2006
Operating activities:
Net loss	$(3,238,741)	$(250,610)	$(18,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,160,384	5,636,298	5,274,201
Amortization of loan costs	745,439	747,479	844,207
Non-cash stock compensation expense	399,600	397,239	144,089
Provision for doubtful accounts	913,009	1,662,918	1,096,763
Deferred tax (benefit) expense	(93,776)	4,666,761	(4,975,360)
Loss (gain) on sale of fixed assets	232,397	55,421	(105,905)
Decrease (increase) in:
Trade receivables	(1,936,734)	(1,381,282)	(1,988,751)
Prepaid and other current assets	835,580	(343,050)	118,346
Other assets	(38,579)	(298,176)	—
Increase (decrease) in:
Accounts payable	(1,698,434)	1,512,984	(746,555)
Accrued liabilities	2,165,174	(319,114)	1,718,741
Unearned revenue	(61,316)	(118,420)	(193,829)

Net cash provided by operating activities	4,384,003	11,968,448	1,167,854

Investing activities:
Purchases of property and equipment	(2,094,797)	(19,820,356)	(3,194,354)
Proceeds from sale of property and equipment	181,761	347,666	747,658
Additions to other assets	(124,058)	(261,325)	(1,201,775)

Net cash used in investing activities	(2,037,094)	(19,734,015)	(3,648,471)

Financing activities:
Payments on borrowing from affiliate	—	(888,132)	(818,913)
Exercise of stock options	(15,388)	323,491	34,598
Purchase of treasury stock	(400,000)	—	—
Cash received from notes payable	5,433,030	4,561,760	—
Principal payments on notes payable	(2,080,803)	(1,208,902)	(1,208,902)
Loan costs	—	—	(5,540)

Net cash provided by (used in) financing activities	2,936,839	2,788,217	(1,998,757)

Net increase (decrease) in cash and cash equivalents	5,283,748	(4,977,350)	(4,479,374)
Cash and cash equivalents, beginning of the period	1,932,535	6,909,885	11,389,259

Cash and cash equivalents, end of the period	$7,216,283	$1,932,535	$6,909,885

Supplemental cash flow information and non-cash investing and financing activities:
	2008	2007	2006
Cash paid for interest	$10,363,998	$10,265,131	$10,424,813

Cash paid for income taxes	$85,901	$—	$7,992

See accompanying summary of significant accounting policies and notes to financial statements

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Trailer Bridge, Inc. (the “Company”) is a domestic trucking and marine transportation company with contract and common carrier authority. Highway transportation services are offered in the continental United States, while marine transportation is offered between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic.

Cash and Cash Equivalents – The Company considers cash on hand and amounts on deposit with financial institutions with original maturities of three months or less to be cash equivalents. Some of the amounts on deposit with financial institutions may exceed FDIC limits.

Allowance for Doubtful Accounts – The Company records a monthly provision based on specific known collectability problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, and adjusts the provision account each quarter. It is the Company’s policy to write off receivables once it is determined that additional efforts of collection will not result in the collection of the receivable.

Property and Equipment – Property and equipment are carried at cost. Property and equipment are depreciated to their estimated salvage values on a straight-line method based on the following estimated useful lives:

Years
Buildings and structures	40
Office furniture and equipment	6-10
Leasehold improvements	2-12
Freight equipment:	4-40
Vessels	20-40
Tractors	4
Containers, Chassis and VTM’s	18
Trailers	12

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by net undiscounted cash flows expected to be generated by the asset. An impairment loss is recognized if the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Revenue Recognition and Classification – In accordance with Emerging Issues Task Force (“EITF”) Issue No. 91-09, “Revenue and Expense Recognition for Freight Services in Process,” voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period; commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. Net demurrage and charterhire revenue are included in the Company’s revenues. Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. Charterhire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of its customers. These amounts are computed daily and included in “Operating Revenue.” The Company has in place fuel surcharges that are stipulated in the Company’s tariff at predetermined levels based upon the price of fuel. The fuel surcharge is distinguished from freight revenues and is reported in the Company’s operating revenues. The fuel surcharge was approximately $26.1 million, $17.3 million, and $16.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

As a result of the implementation of FIN 48, the Company performed a review of its uncertain tax positions in accordance with FIN 48 and concluded that there were no significant adjustments required related to uncertain tax positions. As of the adoption date, the Company had no accrued interest expense or penalties related to unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense. As of December 31, 2008, there has been no change to the assessment as of the adoption date. The Company does not believe there will be any material changes in its unrecognized position over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and each state jurisdiction in which it operates which imposes an income tax. The Company has not been subject to Internal Revenue Service (IRS) examination of its federal income tax returns. Filed federal tax returns for the years of 2005, 2006 and 2007 remain subject to examination by the IRS. The Company is not currently involved in any state income tax examination.

Earnings Per Share – Basic earnings per share (“EPS”) is computed by dividing earnings applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could participate in the earnings.

Options to purchase 383,564, 1,096,986, and 483,472 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive during the years ended December 31, 2008, 2007 and 2006, respectively.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Stock-Based Compensation – In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. The Company adopted SFAS 123R using the modified prospective method effective January 1, 2006, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the years ended December 31, 2008, 2007, and 2006 compensation expense in the amounts of $399,600, $397,239, and $144,089, respectively, were recorded as part of salaries, wages, and benefits in the statement of operations.

Advertising Costs – The Company’s advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2008, 2007, and 2006 were $27,530, $120,369, and $25,096, respectively.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification – Certain prior period’s amounts in the financial statements have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements – In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 was effective November 2008. The adoption of SFAS 162 did not have a material impact on the Company’s financial statements.

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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning after November 15, 2007; however, the FASB has deferred the implementation of the provision of SFAS 157 relating to nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS 157 had no material impact on the Company’s financial statements.

2. PROPERTY AND EQUIPMENT , NET

Property and equipment at December 31, 2008 and 2007 consist of the following:

	2008	2007
Vessels	$55,894,395	$55,708,780
Containers and trailers	35,362,448	35,096,560
Chassis	20,591,025	20,340,652
Tractors	5,202,270	5,135,200
Office furniture and equipment	4,001,763	3,949,339
Buildings and structures	2,789,835	2,714,116
VTM’s	2,461,437	2,510,732
Leasehold improvements	1,703,268	1,327,550
Land	1,254,703	1,254,703

	129,261,144	128,037,632
less: accumulated depreciation and amortization	(39,956,322)	(34,275,058)

	$89,304,822	$93,762,574

Depreciation and amortization expense on property and equipment was $6,160,384, $5,640,543, and $5,278,337, in 2008, 2007, and 2006, respectively.

3. TRANSACTIONS WITH RELATED PARTIES

On December 17, 2008, the Company purchased 100,000 shares of the Company’s common stock from John D. McCown at $4.00 per share at which time the closing market price was $4.20 per share. This was in connection with Mr. McCown’s resignation as Chief Executive Officer of the Company on December 15, 2008. Mr. McCown’s employment agreement was amended so that the Company will pay his

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

severance in equal installments over a 24-month period (instead of 50% in a lump sum within 30 days after separation from service). Mr. McCown will continue to serve as a director of the Company. Approximately $830,000 is recorded in salaries, wages, and benefits as of December 31, 2008 related to Mr. McCown’s severance agreement.

During 2007, the related party debt had been completely repaid. This debt arose in a prior year from deferred charterhire payments to K Corp., an entity acquired in 2004 by the Company and the former lessor of the Company’s ro/ro vessels, had an interest rate of 8.03% and was payable in 36 equal monthly installments which began in January 2005. As the debt was repaid in 2007, there was nothing outstanding as of December 31, 2008.

4. LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2008 and 2007:

	2008	2007
Senior secured notes maturing on November 15, 2011; Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2006. The notes accrue interest at 9 1/4% per year on the principal amount. The notes are collateralized by a first priority lien with a carrying value of $41.0 million on two roll-on/roll-off barges, certain equipment and the Jacksonville, Florida office and terminal, including associated real estate.	$85,000,000	$85,000,000

Ship-financing bonds and notes (Title XI) maturing on March 30, 2023; payable in semi-annual installments of principal and interest; interest is fixed at 6.52%; collateralized by vessels with a carrying value of $13,175,114 at December 31,2008; amount is guaranteed by The United States of America under the Title XI Federal Ship Financing Program	10,800,432	11,545,290

Ship-financing bonds and notes (Title XI) maturing on September 30, 2022; payable in semi-annual installments of principal and interest; interest is fixed at 7.07%; collateralized by vessels with a carrying value of $8,479,446 at December 31, 2008; amount is guaranteed by The United States of America under the Title XI Federal Ship Financing Program	6,496,607	6,960,651

Wachovia term note maturing on April 23, 2012; payable in monthly installments of principal and interest; interest is calculated using the Prime rate on the first day of the month; collateralized by eligible new equipment with a carrying value of $16,301,686 at December 31, 2008. The interest rate on this note for the years ended December 31, 2008 and 2007 was equal to the Prime rate of 4.0% and 7.5%, respectively.	9,122,889	4,561,760

First National Bank note which matured on June 21, 2008; payable in monthly installments of principal and interest; interest was fixed at 8.00%.	—	39,025

	$111,419,928	$108,106,726

Less current portion	(2,874,700)	(2,008,220)

	$108,545,228	$106,098,506

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

(A) SENIOR SECURED NOTES

The $85 million in 9 1/4 % Senior Secured Notes mature on November 15, 2011. Interest on the notes is payable semi-annually each May 15 and November 15. The notes are secured by a first priority lien for the benefit of the holders of the notes on our two ro/ro barges, certain equipment and our Jacksonville, Florida office and terminal, including associated real estate. The notes are subordinated to the Title XI debt collateralized by the TBC barges. Prior to November 15, 2008, the Company had the option to redeem some or all of the notes at a make-whole premium. After November 15, 2008, the Company may redeem the notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, places restrictions (as defined) on the Company’s ability to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinated debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets.

(B) SHIP FINANCING BONDS AND NOTES

In the first quarter of 2004, the Company received approval to reschedule principal payments over the remaining life of each Title XI issue. As rescheduled, the Company’s semi-annual principal payments on each of the bonds increased to $232,022 and $372,429 respectively. In addition, in connection with obtaining the consent of the Secretary of Transportation of the United States of America (the “Secretary”) to offer and sell senior secured notes, in December 2004 the Company deposited approximately $2.0 million into a reserve fund that secures the Title XI Bonds. As of December 31, 2008 and 2007, the Company did not comply with the financial covenants relating to certain leverage ratios contained in the Title XI debt agreements. The default provisions of the Title XI covenants provide that, in the event of default, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary. The Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal operation and maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary under Title XI and liens incurred in ordinary course of business. However, none of the foregoing restrictions will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied our obligation to make deposits into the reserve fund. In November 2004, the Company received permission from the Secretary to issue $85 million in Senior Secured Notes and to use the proceeds of this transaction to fund the acquisition of K Corp., repay K Corp.’s indebtedness, repay our existing debts, and exercise certain equipment purchase options on equipment previously leased. As of December 31, 2008 and 2007, the Company has not performed any such restricted financial activities and therefore it’s in compliance with such restrictions. The United States of America under the Title XI Federal Ship Financing Program guarantees the bonds.

According to the Title XI debt agreement, the Company is required to make a deposit based on adjusted earnings as defined by the agreement into a reserve fund that secures the Title XI Bonds. The total amount held in deposit was $4.1 million as of December 31, 2008 and 2007, which is included in the long-term asset section of the balance sheet. Under certain circumstances, the Title XI debt agreement

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

requires an annual deposit until an amount equal to fifty percent of the outstanding balance is reached which is approximately $8.6 million as of December 31, 2008. Based on the adjusted earnings, as defined in the agreement, the Company did not have a deposit requirement in 2008 and 2007. In 2006, the Company deposited $1.1 million into the reserve fund.

(C) WACHOVIA TERM LOAN

The Company has access to a term loan with Wachovia that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At December 31, 2008, approximately $9.1 million was outstanding, of which $5.4 million was advanced in 2008 to fund equipment purchases. This term loan is collateralized by eligible equipment with a carrying value of $16.3 million at December 31, 2008.

(D) EQUIPMENT DEBT

The Company’s note payable with First National Bank arose from a purchase option within a lease of office equipment. The note had an interest rate of 8.00% and matured in June 2008.

(E) REVOLVING LINE OF CREDIT

The Company’s revolving credit facility with Wachovia, as amended, provides for a maximum availability of $10 million and expires April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula (approximately $10.0 million was available under this formula at December 31, 2008) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At December 31, 2008, there were no advances drawn on this credit facility. During the fourth quarter of 2008, the Company and Wachovia amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of December 31, 2008 the Company had $10.9 million available under this facility and therefore was not subject to any financial covenants.

Following are maturities of long-term debt at December 31, 2008:

2009	$2,874,700
2010	2,874,700
2011	87,874,700
2012	2,874,700
2013	2,874,700
Thereafter	12,046,428

$111,419,928

5. OPERATING LEASES

The Company has various operating lease agreements principally for land leases, office facilities, charterhire, tug charter and equipment. The Company also has a lease agreement with the Port Authority of Jacksonville, whereas, monthly rent is calculated based on the total tonnage shipped, with an annual minimum guarantee of approximately $1.9 million. During the years ended December 31, 2008, 2007, and 2006, the Company did not exceed the minimum tonnage under this lease agreement to require additional rent. In addition, the Company is responsible for all fuel costs associated with its tug charterhire agreements.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2008 are as follows:

2009	$6,724,836
2010	2,916,405
2011	1,904,955
2012	1,880,794
2013	1,367,963

$14,794,953

Included in the amounts in the table above is tug charter hire of $3.6 million in 2009 and $0.2 million in 2010, respectively.

Rent expense for all operating leases, including leases with terms of less than one year, was $14,531,028, $13,839,875, and $13,073,117 for 2008, 2007, and 2006, respectively. Included in the $14.5 million of rent expense is $11.3 million related to tug charter hire, of which $5.6 million is directly related to chartering the tugs and approximately $5.7 million was related to the labor associated with the tug charters. This relationship where the capital cost component is typically just under half the total tug charter hire amount is believed to be fairly consistent among all the tug charter agreements.

6. OTHER ASSETS

Other assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Debt issuance costs, net of accumulated amortization	3,117,034	3,840,000
Other	587,456	517,554

	$3,704,490	$4,357,554

Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $838,978, $840,060, and $912,060, respectively.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2008 and 2007:

	2008	2007
Marine expense	$3,454,775	$2,549,486
Interest	1,313,508	1,323,492
Salaries and wages	815,650	352,624
Rent	932,574	532,022
Purchased transportation	391,310	595,527
Fringe benefits	270,678	335,660
Taxes	79,596	19,606
Other	436,599	252,930

	$7,694,690	$5,961,347

8. INCOME TAXES

The (provision) benefit for income taxes is comprised of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Current:
Federal	$(29,000)	$—	$136
State	113,729	(106,598)	(8,128)

	84,729	(106,598)	(7,992)

Deferred
Federal	(1,316)	(1,624,711)	1,533,851
State	24,143	113,635	291,019

	22,827	(1,511,076)	1,824,870
Valuation allowance decrease (increase)	(116,602)	(3,155,685)	3,150,490

Total income tax (provision) benefit	$(9,046)	$(4,773,359)	$4,967,368

Income tax (provision) benefit for the years ended December 31, 2008, 2007 and 2006 differs from the amounts computed by applying the statutory Federal corporate rate to income (loss) before (provision) benefit for income taxes. The differences are reconciled as follows:

	2008	2007	2006
Tax (provision) benefit at statutory Federal rate	$1,098,097	$(1,537,710)	$1,695,056
Qualifying shipping income	(1,128,856)	—	—
(Increase) decrease in deferred tax asset valuation allowance	(116,602)	(3,155,685)	3,150,490
Nondeductible expenses	(4,298)	(75,460)	(69,605)
State income taxes	142,613	(4,504)	191,427

Total income tax (provision) benefit	$(9,046)	$(4,773,359)	$4,967,368

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

The components of the Company’s net deferred tax asset at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$2,033,140	$28,867,823
Employee stock option	19,124	141,353
Intangible Asset	5,581	104,977
Allowance for bad debts	14,376	359,520
Accrued vacation	6,496	119,442
Other	5,682	109,091

Gross deferred assets	2,084,399	29,702,206

Deferred tax liabilities:
Fixed asset basis	1,467,408	21,198,271

Gross deferred tax liabilities	1,467,408	21,198,271
Deferred tax asset valuation allowance	338,135	8,301,934

Net deferred tax asset	$278,856	$202,001

The Company has recorded deferred tax assets as reflected above. In assessing the ability to realize the deferred tax assets, management considers, whether it is more likely than not, that some portion, or the entire deferred tax asset will be realized. The ultimate realization is dependent on generating sufficient taxable income in future years.

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes. For federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company determined that it would be making the election to be taxed under the tonnage tax regime on its 2007 federal tax return. As a result, it was more likely than not that the Company would not be able to utilize its deferred tax asset. Therefore during the second quarter of 2007, the deferred tax asset was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset at December 31, 2008 and 2007 of approximately $279,000 and $202,000, respectively, represents primarily the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended. The 2008 election of the tonnage tax was made in connection with the filing of the Company’s 2007 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this tax treatment. The Company is accounting for this election as a change in status of its qualifying shipping activities. As a result of the change in status, federal deferred tax assets and liabilities, including approximately $85 million of federal NOL’s, which were previously offset by a valuation allowance, have been suspended. It cannot be assured that there will not be future efforts to repeal all, or any portion of, the tonnage tax as it applies to our shipping activities. The federal tax expense related to the tonnage tax method is estimated to be $28,000 which could not be offset by the Company’s existing NOL’s under the tonnage tax regime.

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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

As a result of the implementation of FIN 48, the Company performed a review of its uncertain tax positions in accordance with FIN 48 and concluded that there were no significant adjustments required related to uncertain tax positions. As of the adoption date, the Company had no accrued interest expense or penalties related to unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense. As of December 31, 2008, there has been no change to the assessment as of the adoption date. The Company does not believe there will be any material changes in its unrecognized position over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and each state jurisdiction in which it operates which imposes an income tax. The Company has not been subject to Internal Revenue Service (IRS) examination of its federal income tax returns. Filed federal tax returns for the years of 2005, 2006 and 2007 remain subject to examination by the IRS. The Company is not currently involved in any state income tax examination.

9. STOCKHOLDERS’ EQUITY

In 1997, the Company’s Board of Directors and stockholders authorized the establishment of an Incentive Stock Plan (the “Plan”). The purpose of the Plan is to promote the interests of the Company and its shareholders by retaining the services of outstanding key management members and employees and encouraging them to have a greater financial investment in the Company and increase their personal interest in its continued success. The Company initially reserved 785,000 shares of common stock for issuance pursuant to the Plan to eligible employees under the Plan. In July 2000, the Board of Directors authorized an increase of 515,000 shares of common stock reserved under the Plan. In May 2006, the Board of Directors authorized an increase of 500,000 shares of common stock reserved under the Plan. In April 2007 the Board of Directors extended the expiration date of the plan for five years until July 2012. All such reservations and amendments were made pursuant to shareholder approval. Awarded options that expire unexercised or are forfeited become available again for issuance under the Plan. The options vest equally over a period of five years and the maximum term for a grant is ten years. As of December 31, 2008, there were 166,887 options available for grant under the Plan.

In July 2000, the Company’s Board of Directors and its stockholders authorized the establishment of the Non-Employee Director Stock Incentive Plan (the “Director Plan”). The purpose of the Director Plan is to assist the Company in attracting and retaining highly competent individuals to serve as non-employee directors. The Company has reserved 50,000 shares of common stock for issuance pursuant to the Director Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Director Plan. The exercise price per share of options granted under the Director Plan shall not be less than 100% of the fair market value of the common stock on the date of grant. Such options become exercisable at the rate of 20% per year beginning on the first anniversary date of the grant and the maximum term for a grant is ten years. As of December 31, 2008, there were 9,889 options available for grant under the Director Plan.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

On December 20, 2006 and January 9, 2008, the Company granted options to purchase 300,000 and 96,500 shares of the Company’s common stock, respectively, under the Company’s Incentive Stock Plan. In accordance with SFAS 123R, the assumptions used to calculate the fair value of those options, using the Black-Scholes method, granted during the years ended December 31, 2008 and 2006 are as follows:

	Years ended December 31,
	2008	2006
Expected Term	6.5 years	6.5 years
Volatility	45.98%	86.00%
Risk-free interest rate	3.40%	4.57%
Dividends	None	None

There were no stock options granted during 2007.

The weighted average fair value of options granted for the years ended December 31, 2008 and 2006 was $5.49 and $6.60, respectively.

A summary of option activity under the Company’s stock-based compensation plan at December 31, 2008 and during the year then ended is presented below:

	2008
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,096,986	$4.90
Granted	96,500	10.90
Exercised	(91,928)	8.77
Forfeited	(8,308)	5.73

Outstanding at end of year	1,093,250	$4.99	$675,604

Grants exercisable at year-end	824,340	$3.55	$675,604

Fair value of options granted during the year at the price of $5.49	$529,785

The intrinsic value of the options exercised during 2008, 2007, and 2006 was $97,538, $1,502,157, and $57,912, respectively.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

The following table summarizes information about the outstanding options at December 31, 2008:

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Options Exercisable
$2.25	150,600	Less than one year	150,600
2.84	324,430	1.6 years	324,430
2.88	234,656	3.4 years	234,656
8.61	287,064	7.9 years	114,654
10.90	96,500	9.1 years	—

	1,093,250		824,340

Remaining non-exercisable options and the related expense as of December 31, 2008 become exercisable as follows:

	Options	Expense
2009	76,770	$443,790
2010	76,770	443,790
2011	76,770	432,398
2012	19,300	97,556
2013	19,300	1,866

	268,910	$1,419,400

During the first quarter of 2008, the Compensation Committee approved the use of the cashless exercise method for the Company’s Officer Group for the July 1998 options. This cashless transaction allows the aggregate spread of each holder’s options exercise minus relevant taxes to determine the number of shares issued to the holder. Each holder’s resulting tax liabilities were paid by the Company and reduced the Company’s Additional Paid in Capital Balance. This cashless transaction resulted in an aggregate of 5,429 shares issued to the Officer Group out of 90,000 options to purchase common stock.

During the second quarter of 2007, the Compensation Committee approved the use of the cashless exercise method for the Company’s Officer Group for the July 1997 options. This cashless transaction allows the aggregate spread of each holder’s options exercise minus relevant taxes to determine the number of shares issued to the holder. Each holder’s resulting tax liabilities were paid by the Company and reduced the Company’s Additional Paid in Capital Balance. This cashless transaction resulted in an aggregate of 56,373 shares issued to the Officer Group out of 345,344 options to purchase common stock.

The total unamortized fair value of outstanding options at December 31, 2008 is $1,601,131.

10. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan, which covers substantially all employees in the United States. Participants are permitted to make contributions of up to 25% of their compensation not to exceed certain limitations. The Company makes matching contributions to the Plan at a rate not to exceed 3% of compensation as defined. The Company contributed approximately $0.2 million to the Plan during each of the years 2008, 2007 and 2006.

In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $28,000, $29,000, and $26,000 to the Plan during 2008, 2007, and 2006, respectively.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

The Company has an Incentive Bonus Program and expensed $235,588 and $513,834 during 2007 and 2006, respectively. There were no Incentive Bonus expenses in 2008. Bonuses are based on the Company’s pre-tax income (as defined).

11. CONTINGENCIES

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

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane have filed at least 34 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, and Crowley. The Company has been named as a co-defendant in these lawsuits. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, have been consolidated for pretrial purposes into a single multi-district litigation proceeding (MDL 1962) in the District Court of Puerto Rico. On March 10, 2009, the Company filed an amended motion to dismiss the claim with the court.

The DOJ investigation is a criminal investigation, and the parallel class actions by civil litigants seek remedies that include treble damages. The Company is cooperating fully with the DOJ and intends to defend itself vigorously against the class actions. Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation and the class actions. During 2008, these costs were approximately $1.5 million.

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation and class actions. However, should this result in an unfavorable outcome for the Company, it could have a material adverse effect on the Company’s financial position and future operations.

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

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents – For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Accounts Receivable and Accounts Payable – The carrying amounts of accounts receivable and accounts payable approximate fair value due to the relatively short maturities.

Long Term Debt – Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. For the year ended December 31, 2008 the estimated fair value of the Company’s long-term debt was less than the carrying values by approximately $298,502. This difference in the fair value and the carrying value is based on the anticipated change in the Company’s borrowing rate over the life of the Company’s fixed rate debt.

13. SEGMENTS

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

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to water, land and rail. The Company provides intermodal services to its customers from the continental United States to San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation. Revenue related to the Dominican Republic service for 2008 and 2007 was $7.2 million and $0.5 million, respectively.

While the Company is able to track the expenses for these services separately, the Company does not capture the revenues based on inland or marine transportation because the results of revenues are not considered relevant to the model currently employed by the Company. Instead management and directors of the Company make operating and reporting decisions based on the total results of operations.

14. CONCENTRATION OF GEOGRAPHIC AND MARKET RISK

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

The Company leases its tug charter from one vendor; the Company believes this risk is mitigated by the availability of tugboat providers currently in the market.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter Ended	March 31, 2008	June 30, 2008		September 30, 2008	December 31, 2008
Operating revenues	$30,409,242	$33,898,265		$35,413,471	$33,308,694
Operating income	692,080	2,208,752		2,610,285	1,448,724
Net income (loss)	(1,822,556)	(329,261)		34,444	(1,121,368)
Net income (loss) attributable to common shares	(1,822,556)	(329,261)		34,444	(1,121,368)
Net income (loss) per share -
basic	$(0.15)	$(0.03)		$—	$(0.09)
diluted	$(0.15)	$(0.03)		$—	$(0.09)

Quarter Ended	March 31, 2007	June 30, 2007		September 30, 2007	December 31, 2007
Operating revenues	$26,840,504	$29,555,590		$28,229,658	$31,527,042
Operating income (loss)	3,759,895	5,257,034		2,771,818	2,418,988
Net (loss) income	1,325,589	(1,873,679	)(a)	364,813	(67,333)
Net (loss) income attributable to common shares	1,325,589	(1,873,679)		364,813	(67,333)
Net (loss) income per share -
basic	$0.11	$(0.16	)(a)	$0.03	$(0.01)
diluted	$0.11	$(0.16	)(a)	$0.03	$(0.01)

(a)	During the second quarter of 2007, the Company adjusted its valuation allowance for its deferred tax asset by approximately $4.6 million or $0.40 per share as a result of its planned adoption of the tonnage tax.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED December 31, 2008

Allowance for Doubtful Accounts

Year	Balance at Beginning of the year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at end of year
2008	$1,010,341	$913,009	$(1,324,333)	$599,017
2007	$864,875	$1,662,918	$(1,517,452)	$1,010,341
2006	$606,717	$1,096,763	$(838,605)	$864,875

It is the policy of the Company to write off receivables once it is determined that additional efforts of collection will not result in the receipt of the receivable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to in paragraph (a) above that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)

in “Internal Control – Integrated Framework” as of and for the year ended December 31, 2008. Based on our evaluation under the framework in “Internal Control – Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.

(d)	This annual report on Form 10-K does not include an attestation report of the Company’s registered certified public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered certified public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K for the year ended December 31, 2008.

Item 9B.	Other Information

None

PART III

Incorporated by Reference

The information called for by Item 10 “Directors, Executive Officers and Corporate Governance of the Registrant”, Item 11 “Executive Compensation”, Item 12 “Security Ownership of Certain Beneficial Owners and Management”, Item 13 “Certain Relationships, Related Transactions and Director Independence “ and Item 14 “Principal Accounting Fees and Services” is incorporated herein by this reference to the Company’s definitive proxy statement for its annual meeting of stockholders which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents Filed as Part of this Report

1.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2008, 2007 and 2006.

All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements and notes thereto in Item 8.

2.	Exhibits.

EXHIBIT INDEX

(Exhibits being filed with this Form 10-K)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
3.1.1(5)	Amended and Restated Certificate of Incorporation of Trailer Bridge, Inc.

3.2(1)	Form of Amended and Restated Bylaws of the Registrant

4.1	See Exhibits 3.1.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant’s Common Stock

10.1(1)#	Form of Indemnification Agreement with Directors and Executive Officers

10.8.13(5)	United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and Restated September 30, 2003, in the amount of $10,515,000

10.8.14(5)	Trust Indenture, Second Supplement to Special Provisions

10.8.15(5)	United States Government Guaranteed Ship Financing Bond, 1997 Series II, Amended and Restated September 30, 2003, in the amount of $16,918,000

10.8.16(6)	Trust Indenture, Third Supplement to Special Provisions

10.8.17(6)	United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and Restated April 29, 2004, in the amount of $10,515,000

10.8.18(6)	Trust Indenture, Third Supplement to Special Provisions

10.8.19(6)	United States Government Guaranteed Ship Financing Bond, 1997 Series II, Amended and Restated April 29, 2004, in the amount of $16,918,000

10.8.20(7)	Trust Indenture, Fourth Supplement to Special Provisions

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.8.21(7)	Trust Indenture, Fourth Supplement to Special Provisions

10.8.22(10)	Third Amendment to Amended and Restated Title XI Reserve Fund and Financial Agreement dated as of December 1, 2004 by and between Trailer Bridge, Inc. and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator.

10.9(1)	Agreement and Lease dated as of August 1, 1991 between the Registrant and the Jacksonville Port Authority

10.9.1(1)	Amendment #5 to Exhibit B, Schedule of Fees and Charges

10.11(1)#	Incentive Stock Plan

10.11.1(1)#	Form of Stock Option Award Agreement

10.11.2(4)#	Amendment No. 1 to Trailer Bridge, Inc. Stock Incentive Plan

10.11.3(4)#	Trailer Bridge, Inc. Non-Employee Director Stock Incentive Plan

10.11.4(4)#	Form of Non-Employee Director Stock Option Award Agreement

10.11.5(12)#	Section 409A Amendments to Option Award Agreements

10.11.6(12)#	Amendment to Non-Employee Director Stock Incentive Plan

10.11.7(12)#	Amendment to Stock Incentive Plan

10.24(6)#	Employment Agreement dated as of April 5, 2003 between Trailer Bridge, Inc. and William G. Gotimer, Jr.

10.24.1(12)#	Amended and Restated Employment Agreement between Trailer Bridge, Inc. and William G. Gotimer, Jr.

10.25(8)#	Amended and Restated Employment Agreement dated as of October 21, 2008 between Trailer Bridge, Inc. and John D. McCown

10.25.4(10)	Amendment No. 2 to Loan and Security Agreement dated as of December 1, 2004, by and between Trailer Bridge, Inc., as Borrower, and Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders.

10.25.5	Loan and Security Agreement dated as of April 23, 2004 by and among Trailer Bridge, Inc., as Borrower, and Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders (incorporated by reference to Exhibit 10.25.1 to the Company’s Form 10-K for the year ended December 31, 2003).

10.25.6	Amendment No. 8 to Loan and Security Agreement dated as of October 9, 2008, by and among Trailer Bridge, Inc., as Borrower, and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.28.1(10)	Indenture dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.2(10)	Form of 9 1/4% Senior Secured Note due 2011 (incorporated by reference to Exhibit A to Exhibit 10.28.1 hereof).

10.28.3(10)	Security Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.4(10)	Assignment of Earnings dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.5(10)	Assignment of Insurances dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.6(10)	First Preferred Vessel Mortgage dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.28.7(10)	Mortgage and Security Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee.

10.29.1(10)	Purchase Agreement dated as of November 16, 2004 among Trailer Bridge, Inc. and the Initial Purchasers named therein.

10.29.2(10)	Registration Rights Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, Trustee.

10.30(11)	Agreement dated December 15, 2008 between the Company and John D. McCown.

23.2(12)	Consent of BDO Seidman, LLP, Independent Registered Certified Public Accounting Firm.

31.1(12)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2(12)	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1(12)	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2003)

99.1(9)	Shares Acquisition Agreement dated as of July 23, 2004 by and between the Estate of Malcom P. McLean, Kadampanttu Corp., and Trailer Bridge, Inc.

#	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-28221) that became effective on July 23, 1997.
(2)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1997.
(3)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-K for the year ended December 31, 2000.
(5)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003.
(6)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference to the indicated exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2004.
(8)	Incorporated by reference to the exhibit to the Company’s Form 8-K filed on October 23, 2008.
(9)	Incorporated by reference to the indicated exhibit to the Company’s Form 8-K dated July 28, 2004.
(10)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 15, 2005.
(11)	Incorporated by reference to the exhibit to the Company’s form 8-K filed on December 18, 2008.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this thirty first day of March 2009.

TRAILER BRIDGE, INC.

By:	/s/ Ralph W. Heim
Ralph W. Heim
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE

/s/ Ralph W. Heim	Interim Chief Executive Officer (Principal Executive Officer)	March 31, 2009
Ralph W. Heim

/s/ Mark A. Tanner	Vice President – Administration and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Tanner		March 31, 2009

/s/ John D. McCown	Director	March 31, 2009
John D. McCown

	Director	March 31, 2009
Nickel van Reesema

/s/ Allen L. Stevens	Director	March 31, 2009
Allen L. Stevens

/s/ Douglas E. Schimmel	Director	March 31, 2009
Douglas E. Schimmel

	Director	March 31, 2009
Malcom P. McLean, Jr.

/s/ Greggory B. Mendenhall	Director	March 31, 2009
Greggory B. Mendenhall

/s/ Robert P. Burke	Director	March 31, 2009
Robert P. Burke