Form 10-Q
period 2009-03-31
TRAILER BRIDGE INC
filed 2009-05-14
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of May 11, 2009, 11,875,012 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2009

PART I: FINANCIAL INFORMATION

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2009	2008
OPERATING REVENUES	$25,340,915	$30,409,242
OPERATING EXPENSES:
Salaries, wages, and benefits	4,205,798	4,204,153
Purchased transportation and other rent	5,662,974	7,770,914
Fuel	3,337,269	7,155,954
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	5,749,389	6,113,927
Dry-docking	331,281	298,226
Taxes and licenses	163,232	136,432
Insurance and claims	808,041	721,477
Communications and utilities	200,743	182,481
Depreciation and amortization	1,553,126	1,538,919
(Gain) loss on sale of property and equipment	(6,272)	67,348
Other operating expenses	1,533,728	1,527,331

	23,539,309	29,717,162

OPERATING INCOME	1,801,606	692,080

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,642,836)	(2,596,909)
Interest income	79,739	46,613

LOSS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	(761,491)	(1,858,216)

(PROVISION) BENEFIT FOR INCOME TAXES	(6,543)	35,660

NET LOSS	$(768,034)	$(1,822,556)

PER SHARE AMOUNTS:

NET LOSS PER SHARE BASIC	$(0.06)	$(0.15)

NET LOSS PER SHARE DILUTED	$(0.06)	$(0.15)

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC AND DILUTED	11,851,284	11,937,369

See accompanying summary of significant accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,946,331	$7,216,283
Trade receivables, less allowance for doubtful accounts of $661,306 and $599,017	13,435,838	16,818,259
Prepaid and other current assets	1,363,818	1,883,942
Deferred income taxes, net	278,856	278,856

Total current assets	23,024,843	26,197,340

Property and equipment, net	89,439,126	89,304,822
Reserve fund for long-term debt	4,193,548	4,125,995
Other assets	3,852,805	3,704,490

TOTAL ASSETS	$120,510,322	$123,332,647

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,933,614	$5,259,355
Accrued liabilities	6,857,757	7,694,690
Unearned revenue	1,447,340	385,458
Current portion of long-term debt	2,874,700	2,874,700

Total current liabilities	15,113,411	16,214,203

Other accrued liabilities	311,184	414,910
Long-term debt, less current portion	107,524,327	108,545,228

TOTAL LIABILITIES	122,948,922	125,174,341

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 11,975,012 and 11,938,921 shares issued; 11,875,012 and 11,838,921 shares outstanding	119,750	119,389
Treasury stock, at cost, 100,000 shares	(400,000)	(400,000)
Additional paid-in capital	53,631,550	53,460,783
Capital deficit	(55,789,900)	(55,021,866)

TOTAL STOCKHOLDERS’ DEFICIT	(2,438,600)	(1,841,694)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$120,510,322	$123,332,647

See accompanying summary of significant accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2009	2008
Operating activities:
Net loss	$(768,034)	$(1,822,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,553,126	1,538,919
Amortization of loan costs	198,800	181,853
Non-cash stock compensation expense	89,923	99,900
Provision for doubtful accounts	190,680	120,294
Deferred tax expense (benefit)	—	(42,972)
(Gain) loss on sale of property and equipment	(6,272)	67,348
Decrease (increase) in:
Trade receivables	3,191,742	(392,123)
Prepaid and other current assets	520,124	(1,091,382)
Other assets	(251,184)	(34,219)
Increase (decrease) in:
Accounts payable	(1,325,741)	(1,193,886)
Accrued liabilities	(940,662)	2,723,125
Unearned revenue	1,061,882	749,420

Net cash provided by operating activities	3,514,384	903,721

Investing activities:
Purchases of property and equipment	(1,698,940)	(22,330)
Proceeds from sale of property and equipment	23,818	105,991
Additions to other assets	(169,519)	(26,711)

Net cash (used in) provided by investing activities	(1,844,641)	56,950

Financing activities:
Exercise of stock options	81,205	(19,213)
Principal payments on notes payable	(1,020,900)	(794,524)

Net cash used in financing activities	(939,695)	(813,737)

Net increase in cash and cash equivalents	730,048	146,934
Cash and cash equivalents, beginning of the period	7,216,283	1,932,535

Cash and cash equivalents, end of period	$7,946,331	$2,079,469

Supplemental cashflow information and non-cash investing and financing activities:
Cash paid for interest	$963,199	$949,376

See accompanying summary of significant accounting policies and notes to condensed financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

1. BASIS OF PRESENTATION AND GENERAL INFORMATION

Basis of Presentation

The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, which Trailer Bridge, Inc. (the “Company”) considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s audited financial statements for the year ended December 31, 2008 included in the Form 10-K filed by the Company with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period’s amounts in the financial statements have been reclassified to conform to current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 had no material impact on the Company’s financial statements.

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

In April 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS No. 107-1 and APB No. 28-1 require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP No. 107-1 and APB No. 28-1 are effective for financial statements used for periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 107-1 and APB No. 28-1 will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary-impairments of debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of the FSP is not expected to have a material impact on the Company’s financial statements.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

3. STOCKHOLDERS’ DEFICIT

Stock Based Compensation - During the three months ended March 31, 2009 and 2008, the Company recorded approximately $89,900 and $99,900 of compensation cost, respectively, relating to options issued. These costs are recorded in salaries, wages and benefits in the Condensed Statements of Operations. As of March 31, 2009, the total compensation expense not yet recognized in the Condensed Unaudited Statement of Operations was approximately $926,000 and is expected to be recognized over a period of 4 years.

During the three months ended March 31, 2009 and 2008, 36,090 and 6,029 options were exercised, respectively. On January 9, 2008, the Company granted options to purchase 96,500 shares of the Company’s common stock under the Company’s Incentive Stock Plan. The assumptions used to calculate the fair value of those options ($5.49 per share), using the Black-Scholes method, granted on January 9, 2008 are listed below.

Expected Term	6.5 years
Volatility	45.98%
Risk-free interest rate	3.40%
Dividends	None

There were no options granted during the three months ended March 31, 2009.

Earnings per share - Options to purchase 873,500, and 1,102,542 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during the three-month periods ended March 31, 2009 and 2008, respectively.

4. INCOME TAXES

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL’s) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company elected to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to the first quarter of 2009 under the tonnage tax method is approximately $6,500. The remaining deferred tax asset of $278,856 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

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

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

water, land and rail. The Company provides intermodal services to its customers from the continental United States to San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation. Revenue related to the Dominican Republic service for the three months ended March 31, 2009 and 2008, was approximately $2.0 million and $0.6 million, respectively.

6. CONTINGENCIES

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

The DOJ investigation is a criminal investigation, and the parallel class actions by civil litigants seek remedies that include treble damages. The Company is cooperating fully with the DOJ and intends to defend itself vigorously against the class actions. Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation and the class actions. These costs were approximately $297,000 for the three months ended March 31, 2009 compared to zero costs for the three months ended March 31, 2008, which was prior to the DOJ investigation.

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

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

For the three month period ended March 31, 2009, the Company had a net loss of $0.8 million compared to a net loss of $1.8 million in the same period of the previous year. The Company’s operating income for the three month period ended March 31, 2009, was $1.8 million compared to operating income of $0.7 million in the same period of the previous year.

The following table sets forth the indicated items as a percentage of net revenues for the three months ended March 31, 2009 and 2008:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months Ended March 31,
	2009	2008
Operating revenues	100.0%	100.0%
Salaries, wages, and benefits	16.6	13.8
Purchased transportation and other rent	22.3	25.6
Fuel	13.2	23.5
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	22.7	20.1
Dry-docking	1.3	1.0
Taxes and licenses	0.6	0.4
Insurance and claims	3.2	2.4
Communications and utilities	0.8	0.6
Depreciation and amortization	6.1	5.1
(Gain) loss on sale of assets	(0.0)	0.2
Other operating expenses	6.1	5.0

Total operating expenses	92.9	97.7
Operating income	7.1	2.3
Net interest expense	(10.1)	(8.4)
(Provision) benefit for income taxes	(0.0)	0.1

Net loss	(3.0)%	(6.0)%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, improved from 97.7% of revenues during the three months ended March 31, 2008 to 92.9% of revenues during the three months ended March 31, 2009. This change is explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units:

Volume & Revenue Changes in the first quarter of 2009 compared to 2008

Overall
Volume Percent Change:
Total Equivalent Units	(9.5)%

Revenue Change (in millions):
Core Service Revenue	$(3.2)
Other Revenues	(1.9)

Total Revenue Change	$(5.1)

Vessel capacity utilization southbound was 84.7% for the three months ended March 31, 2009 compared to 72.4% for the three months ended March 31, 2008. The vessel capacity utilization increased due to the Company using one less vessel in liner service for the three months ended March 31, 2009. Vessel capacity utilization northbound was 25.5% for the three months ended March 31, 2009 compared to 20.3% for the three months ended March 31, 2008.

Revenue for the three months ended March 31, 2009 was $25.3 million, compared to $30.4 million for the three months ended March 31, 2008. This decrease in revenue was primarily due to decreased volume related to the economic slowdown and lower fuel surcharge rates. The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $3.1 million during the three months ended March 31, 2009 and $5.7 million during the three months ended March 31, 2008. The decrease in fuel surcharge revenue was primarily the result of decreases in the market price of fuel and the related surcharge and lower freight volumes. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.2 million during the three months ended March 31, 2009 compared to $0.4 million during the three months ended March 31, 2008. Total charterhire revenue amounted to $0.9 million during the three months ended March 31, 2009 compared to $0.6 million during the three months ended March 31, 2008. Charterhire is rental revenue for vessels not in use in a liner service.

Operating Expenses

Total operating expense for the Company decreased during the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of lower inland and marine variable costs due to lower volumes, one less barge in liner service, and decreases in the market price of fuel. Rent and purchased transportation decreased by $2.1 million or 27.1% primarily due to decreases in volume and decreases in fuel related components of inland purchased transportation. Fuel expense decreased $3.8 million or 53.4% due in part to decreased consumption related to the one less barge in service and market price decreases. As noted above, the fuel surcharge revenue collected by the company decreased $2.6 million from the prior year period. The category fuel expense does not include fuel related expenses associated with embedded inland purchased transportation that also experienced a significant decrease. The Company estimates that its fuel expense associated with purchased transportation decreased $1.0 million or 56.7%.

As a result of the factors described above, the Company reported a net loss of $0.8 million or $0.06 per basic and diluted share for the three months ended March 31, 2009 compared to net loss of $1.8 million or $0.15 per basic and diluted share in the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $3.5 million in the first three months of 2009 compared to $0.9 million in the first three months of 2008. This represents an increase of $2.6 million that resulted primarily from less prepaid tug fuel expense due to one less tug operating and lower marine fuel prices. The increase in net cash provided by operating activities was also a result of an improvement in net income of $1.0 million as well as a decrease in trade receivables resulting from increased collections. Net cash used in investing activities was approximately $1.8 million in the first three months of 2009 compared to net cash provided by investing activities of approximately $57,000 in 2008. The change is due primarily to the purchase of containers in the first three months of 2009. Net cash used in financing activities was $0.9 million in the first three months of 2009 compared to $0.8 million in 2008. The change in net cash used in financing activities was partially attributable to debt payments partially offset by the exercise of stock options. At March 31, 2009, cash amounted to approximately $7.9 million, working capital was $7.9 million, and capital deficit was $2.4 million. The Company also had $4.2 million in a reserve fund for its two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds Due September 30, 2022 and 6.52% Sinking Fund Bonds Due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended (the “Title XI Bonds”).

The Company’s revolving credit facility with Wachovia, as amended, provides for a maximum availability of $10 million and expires April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula (approximately $8.2 million was available under this formula at March 31, 2009) based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At March 31, 2009, there were no advances drawn on this credit facility.

The Company has access to a term loan that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At March 31, 2009, approximately $8.7 million was drawn on this loan to fund equipment purchases. This term loan is collateralized by eligible equipment with a carrying value of $16.1 million at March 31, 2009.

During the fourth quarter of 2008, the Company and Wachovia amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of March 31, 2009, the Company had $8.2 million available under this facility as calculated by the borrowing base formula mentioned above and therefore was not subject to the financial covenants.

As of March 31, 2009, the Company was restricted from performing certain financial activities due to it not being in compliance with debt covenants for its Title XI Bonds relating to certain leverage ratios. The provisions of the Title XI Bond covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States. If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI Bond covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI of the Merchant Marine Act of 1936, as amended, and liens incurred in the ordinary course of business. As of March 31, 2009, the Company was in compliance with such restrictions.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended March 31, 2009, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report filed on Form 10-K for the year ended December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 had no material impact on the Company’s financial statements.

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

In April 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS No. 107-1 and APB No. 28-1 require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP No. 107-1 and APB No. 28-1 are effective for financial statements used for periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 107-1 and APB No. 28-1 will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary-impairments of debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of the FSP is not expected to have a material impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, any changes in rate levels for transportation services offered by the Company, changes in the cost of fuel, DOJ investigation and related class actions, economic recessions and severe weather. An additional description of the Company’s risk factors is described in Part 1 – Item 1A. “Risk Factors” filed on Form 10-K for the year ended December 31, 2008. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in the paragraph above that occurred during the three month period ended March 31, 2009 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings.

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made document submissions to the DOJ in response to the subpoena, and its attorneys are in process of reviewing documents for additional submissions.

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

The DOJ investigation is a criminal investigation, and the parallel class actions by civil litigants seek remedies that include treble damages. The Company is cooperating fully with the DOJ and intends to defend itself vigorously against the class actions. Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation and the class actions. These costs were approximately $297,000 for the three months ended March 31, 2009 compared to zero costs for the three months ended March 31, 2008, which was prior to the DOJ investigation.

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

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAILER BRIDGE, INC.

Date: May 14, 2009	By:	/s/ Ralph W. Heim
Ralph W. Heim
President and Interim Chief Executive Officer

Date: May 14, 2009	By:	/s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration and Chief Financial Officer