Form 10-Q
period 2009-06-30
TRAILER BRIDGE INC
filed 2009-08-13
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 11, 2009, 11,875,012 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I: FINANCIAL INFORMATION

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES	$27,900,812	$33,898,265	$53,241,727	$64,307,507
OPERATING EXPENSES:
Salaries, wages, and benefits	4,295,296	4,385,605	8,501,094	8,589,758
Purchased transportation and other rent	6,244,033	8,487,342	11,907,007	16,258,256
Fuel	3,342,625	8,083,638	6,679,894	15,239,592
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	5,978,424	6,324,216	11,727,814	12,438,143
Dry-docking	324,935	(61,701)	656,215	236,525
Taxes and licenses	151,548	141,384	314,780	277,815
Insurance and claims	765,763	817,718	1,573,804	1,539,195
Communications and utilities	167,125	196,960	367,868	379,441
Depreciation and amortization	1,560,377	1,539,060	3,113,503	3,077,979
Loss on sale of property & equipment	33,916	24,808	27,644	92,157
Other operating expenses	1,828,887	1,750,483	3,362,615	3,277,814

	24,692,929	31,689,513	48,232,238	61,406,675

OPERATING INCOME	3,207,883	2,208,752	5,009,489	2,900,832

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,576,463)	(2,577,902)	(5,219,299)	(5,174,810)
Interest income	31,816	39,143	111,555	85,756

INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	663,236	(330,007)	(98,255)	(2,188,222)

(PROVISION) BENEFIT FOR INCOME TAXES	(6,543)	746	(13,087)	36,406

NET INCOME (LOSS)	$656,693	$(329,261)	$(111,342)	$(2,151,816)

PER SHARE AMOUNTS:

NET INCOME (LOSS) PER SHARE BASIC	$0.06	$(0.03)	$(0.01)	$(0.18)

NET INCOME (LOSS) PER SHARE DILUTED	$0.05	$(0.03)	$(0.01)	$(0.18)

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	11,875,011	11,937,812	11,863,148	11,937,590

SHARES OUTSTANDING DILUTED	11,954,356	11,937,812	11,863,148	11,937,590

See accompanying summary of significant accounting policies and notes to the condensed financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$9,211,224	$7,216,283
Trade receivables, less allowance for doubtful accounts of $780,578 and $599,017	12,761,154	16,818,259
Prepaid and other current assets	2,633,838	1,883,942
Deferred income taxes, net	278,856	278,856

Total current assets	24,885,072	26,197,340

Property and equipment, net	87,886,685	89,304,822
Reserve fund for long-term debt	4,220,510	4,125,995
Other assets	3,360,082	3,704,490

TOTAL ASSETS	$120,352,349	$123,332,647

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$5,651,761	$5,259,355
Accrued liabilities	5,868,040	7,694,690
Unearned revenue	459,300	385,458
Current portion of long-term debt	2,874,700	2,874,700

Total current liabilities	14,853,801	16,214,203

Other accrued liabilities	207,456	414,910
Long-term debt, less current portion	107,107,878	108,545,228

TOTAL LIABILITIES	122,169,135	125,174,341

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 11,975,012 and 11,938,921 shares issued; 11,875,012 and 11,838,921 shares outstanding	119,750	119,389
Treasury Stock, at cost, 100,000 shares	(400,000)	(400,000)
Additional paid-in capital	53,596,672	53,460,783
Capital Deficit	(55,133,208)	(55,021,866)

TOTAL STOCKHOLDERS’ DEFICIT	(1,816,786)	(1,841,694)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$120,352,349	$123,332,647

See accompanying summary of significant accounting policies and notes to the condensed financial statements

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2009	2008
Operating activities:
Net loss	$(111,342)	$(2,151,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,113,503	3,077,979
Amortization of loan costs	407,302	365,695
Non-cash stock compensation expense	194,845	199,800
Provision for doubtful accounts	461,480	303,668
Deferred tax benefit	—	(50,774)
Loss on sale of property and equipment	27,644	92,157
Decrease (increase) in:
Trade receivables	3,595,626	(1,177,903)
Prepaid and other current assets	(749,897)	(102,765)
Other assets	39	(41,392)
Increase (decrease) in:
Accounts payable	392,406	(1,111,745)
Accrued liabilities	(2,034,104)	1,250,027
Unearned revenue	73,842	399,367

Net cash provided by operating activities	5,371,344	1,052,298

Investing activities:
Purchases of property and equipment	(1,734,757)	(349,320)
Proceeds from sale of property and equipment	23,818	131,704
Additions to other assets	(169,519)	(36,013)

Net cash used in investing activities	(1,880,458)	(253,629)

Financing activities:
Cash proceeds from note payable	—	1,339,290
Exercise of stock options	(58,595)	(18,269)
Principal payments on notes payable	(1,437,350)	(984,598)

Net cash (used in) provided by financing activities	(1,495,945)	336,423

Net increase in cash and cash equivalents	1,994,941	1,135,092
Cash and cash equivalents, beginning of the period	7,216,283	1,932,535

Cash and cash equivalents, end of period	$9,211,224	$3,067,627

Supplemental cash flow information and non-cash investing and financing activities:
Cash paid for interest	$5,246,841	$5,191,439

See accompanying summary of significant accounting policies and notes to the condensed financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008

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

Subsequent Events

The Company has evaluated the accounting and disclosure requirements for subsequent events through August 12, 2009, which is the date that the financial statements were available to be issued.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 or FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” For the Company, SFAS 157 is effective for the fiscal year beginning after November 15, 2007; however, the FASB has deferred the implementation of the provision of SFAS 157 relating to non-financial assets and liabilities until January 1, 2009. The adoption of SFAS 157 had no material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007) or FASB ASC 805, “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 had no material impact on the Company’s financial statements.

In April 2009, the FASB issued Financial Standards Position (“FSP”) No. 157-4 or FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. 157-4 had no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) No. 28-1 or FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS No. 107-1 and APB No. 28-1 require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP No. 107-1 and APB No. 28-1 are effective for financial statements used for periods ending after June 15, 2009. The adoption of FSP No. 107-1 and APB No. 28-1 had no material impact on the Company’s financial statements.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2 or FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary-impairments of debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. 115-2 and FAS No. 124-2 had no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 or FASB ASC 855, “Subsequent Events”. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 had no material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 or FASB ASC 105, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162. This statement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 had no material impact on the Company’s financial statements.

3. STOCKHOLDERS’ DEFICIT

Stock Based Compensation—During the three months ended June 30, 2009 and 2008 the Company recorded approximately $104,900 and $99,900, respectively, and $194,800 and $199,800, respectively, for the six months ended June 30, 2009 and 2008 of compensation cost relating to previously issued options. These costs are recorded in salaries, wages and benefits in the Condensed Statements of Operations. As of June 30, 2009, the total compensation expense not yet recognized in the Condensed Unaudited Statement of Operations was approximately $1,205,810 and is expected to be recognized over a period of 5 years.

During the six months ended June 30, 2009 and 2008, 36,090 and 6,357 options were exercised, respectively. On April 23, 2009 and January 9, 2008, the Company granted options to purchase 135,000 and 96,500 shares, respectively, of the Company’s common stock under the Company’s Incentive Stock Plan. Using the Black-Scholes method, the assumptions used to calculate the fair value of those options granted during the six month periods ended June 30, 2009 and June 30, 2008 are as follows:

	June 30, 2009	June 30, 2008
Expected Term	6.5 years	6.5 years
Volatility	64.84%	45.98%
Risk-free interest rate	2.49%	3.40%
Dividends	None	None

On May 28, 2009, the Company’s Stockholders approved the increase in the number of shares available for issuance under the Incentive Stock Plan from 1,800,000 shares to 2,300,000 shares.

Earnings per share – During the three and six-months ended June 30, 2009 options to purchase 447,564 and 1,006,322 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. During the three and six-months ended June 30, 2008 options to purchase 1,101,870 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008

4. INCOME TAXES

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company elected to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to the second quarter of 2009 and 2008 under the tonnage tax method was approximately $6,500 and $7,000, respectively. The remaining deferred tax asset as of June 30, 2009 and 2008 of $278,856 and $252,775, respectively, represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

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

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to water, land and rail. The Company provides intermodal services to its customers to and from the continental United States, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation. Revenue related to the Dominican Republic service was $2.5 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively, and $4.4 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively.

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

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane have filed at least 35 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, and Crowley. The Company has been named as a co-defendant in these lawsuits. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, have been consolidated for pretrial purposes into a single multi-district litigation proceeding (MDL 1962) in the District of Puerto Rico. On March 10, 2009 the Company filed an amended motion to dismiss the claim with the court. The court has not yet ruled on that motion. In June 2009, Horizon Lines and its related companies entered into a settlement agreement with certain named plaintiffs on behalf of a purported class of consumers of shipping services, while denying any liability for the underlying claims. The settlement agreement is subject to Court approval and is subject to various objections. It is not clear what, if any, impact the settlement agreement will have on further prosecution of the MDL 1962.

The DOJ investigation is a criminal investigation, and the parallel class actions by civil litigants seek remedies that include treble damages. The Company is cooperating fully with the DOJ and intends to defend itself vigorously against the class

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008

actions. Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation and the class actions. During the three month periods ended June 30, 2009 and 2008, costs were approximately $395,600 and $135,490, respectively. During the six month periods ended June 30, 2009 and 2008, costs were approximately $692,390 and $135,490, respectively.

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation and class actions. However, should this result in an unfavorable outcome for the Company, it could have a material adverse effect on the Company’s financial position and future operations.

The Company is involved in routine litigation and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the Company’s financial position or cash flows.

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

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

For the three month period ending June 30, 2009, the Company had net income of $0.7 million compared to a net loss of $0.3 million in the prior year period. The Company’s operating income for the three month period ended June 30, 2009 was $3.2 million compared to operating income of $2.2 million in the same period of the previous year.

The following table sets forth the indicated items as a percentage of net revenues for three months ended June 30, 2009 and 2008:

Operating Statement—Margin Analysis

(% of Operating Revenues)

	Three Months Ended June 30,
	2009	2008
Operating Revenues	100.0%	100.0%

Salaries, wages, and benefits	15.4	12.9
Purchased transportation and other rent	22.4	25.0
Fuel	12.0	23.8
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	21.4	18.7
Dry-docking	1.2	(0.2)
Taxes and licenses	0.5	0.4
Insurance and claims	2.7	2.4
Communications and utilities	0.6	0.6
Depreciation and amortization	5.6	4.5
Loss on sale of property & equipment	0.1	0.1
Other operating expenses	6.6	5.3

Total operating expenses	88.5	93.5

Operating income	11.5	6.5
Net interest expense	(9.1)	(7.5)
(Provision) benefit for income taxes	—	—

Net income (loss)	2.4%	(1.0)%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, improved from 93.5% of revenues during the three months ended June 30, 2008 to 88.5% of revenues during the three months ended June 30, 2009. This change is explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units:

Volume & Revenue Changes in the second quarter of 2009 compared to 2008

Overall
Volume Percent Change:
Total Equivalent Units	(7.0)%

Revenue Change (in millions):
Core Service Revenue	$(2.8)
Other Revenues	(3.2)

Total Revenue Change	$(6.0)

Vessel capacity utilization southbound was 82.8% for the three months ended June 30, 2009 compared to 85.7% for the three months ended June 30, 2008. Southbound container and trailer volume decreased but vessel capacity utilization increased due to the Company using one less Triplestack Box Carrier® (“TBC”) vessel for the three months ended June 30, 2009. Vessel capacity utilization northbound was 31.4% for the three months ended June 30, 2009 compared to 26.8% for the three months ended June 30, 2008.

Revenue for the three months ended June 30, 2009 was $27.9 million, compared to $33.9 million for the three months ended June 30, 2008. The decrease in revenue was due to decreased volume as a result of a continued economic slowdown and lower fuel surcharge revenue. The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $3.2 million during the three months ended June 30, 2009 compared to $6.3 million in the three months ended June 30, 2008. The decrease in fuel surcharge revenue was primarily the result of decreases in the market price of fuel and the related surcharge combined with lower container and vehicle volumes. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.2 million during the three months ended June 30, 2009 and 2008. Total charterhire revenue amounted to $1.8 million during the three months ended June 30, 2009 compared to $0.9 million in the three months ended June 30, 2008 primarily due to an additional TBC vessel that was chartered during the second quarter of 2009, as well as higher charter rates. Charterhire is rental revenue for vessels not in use in liner service.

Operating Expenses

Total operating expenses for the Company decreased during the three months ended June 30, 2009 compared to the same period in 2008 as a result of lower inland and marine variable costs due to lower volumes, one less barge in liner service, and decreases in the market price of fuel. Rent and purchased transportation decreased by $2.2 million or 26.4% due to decreases in volume and decreases in fuel related components of inland transportation. The fuel expense category does not include fuel related expenses associated with embedded inland purchased transportation. The Company estimates that its fuel expense associated with purchased transportation decreased $1.2 million or 53.3%. Fuel expense decreased $4.7 million or 58.7% due in part to decreased consumption related to one less barge in liner service as well as significant decreases in the market price of fuel. The average cost per gallon for tug fuel was down 55.7% in the second quarter of 2009 when compared to the same period in 2008. As noted above, the fuel surcharge revenue collected by the Company decreased $3.1 million from the prior year period. Operating and maintenance expenses decreased by $0.3 million or 5.48% primarily as a result of decreased stevedore costs related to the overall decrease in volume and cargo moves. Dry-docking expense increased $0.4 million from the prior year period due to a regular dry-docking of a TBC vessel during the second quarter of 2009.

As a result of the factors above, the Company reported net income of $0.7 million or $0.06 per basic share and $0.05 per diluted share for the three months ended June 30, 2009 compared to a net loss of $0.3 million or $0.03 per basic and diluted share in the same period in 2008.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

For the six month period ending June 30, 2009, the Company had a net loss of $0.1 million compared to a loss of $2.2 million in the prior year period. The Company’s operating income for the six month period ended June 30, 2009 was $5.0 million compared to operating income of $2.9 million in the same period of the previous year.

The following table sets forth the indicated items as a percentage of net revenues for six months ended June 30, 2009 and 2008:

Operating Statement—Margin Analysis

(% of Operating Revenues)

	Six Months Ended June 30,
	2009	2008

Operating revenues	100.0%	100.0%

Salaries, wages, and benefits	16.0	13.4
Purchased transportation and other rent	22.4	25.3
Fuel	12.5	23.7
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	22.0	19.3
Dry-docking	1.2	0.4
Taxes and licenses	0.6	0.4
Insurance and claims	3.0	2.4
Communications and utilities	0.7	0.6
Depreciation and amortization	5.8	4.8
Loss on sale of property & equipment	0.1	0.1
Other operating expenses	6.3	5.1

Total operating expenses	90.6	95.5
Operating income	9.4	4.5
Net interest expense	(9.6)	(7.9)
(Provision) benefit for income taxes	—	0.1

Net loss	(0.2)%	(3.3)%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, improved from 95.5% of revenues during the six months ended June 30, 2008 to 90.6% of revenues during the six months ended June 30, 2009. This change is explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units:

Volume & Revenue Changes in the first six months of 2009 compared to 2008

Overall
Volume Percent Change:
Total Equivalent Units	(8.2)%
Revenue Change (in millions):
Core Service Revenue	$(6.0)
Other Revenues	(5.1)

Total Revenue Change	$(11.1)

Vessel capacity utilization southbound was 83.7% for the six months ended June 30, 2009 compared to 75.6% for the six months ended June 30, 2008. Southbound container and trailer volume decreased but vessel capacity utilization increased due to one less TBC vessel in liner service in 2009. Vessel capacity northbound was 28.6% for the six months ended June 30, 2009 compared to 22.8% for the six months ended June 30, 2008.

Revenue for the six months ended June 30, 2009 was $53.2 million compared to $64.3 million for the six months ended June 30, 2008. The decrease in revenue was primarily due to decreased volume as a result of a slower economy and lower fuel surcharge revenue. The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $6.3 million during the six months ended June 30, 2009 compared to $12.0 million in the six months ended June 30, 2008. The decrease in fuel surcharge revenue was primarily the result of decreases in the market price of fuel and the related surcharge combined with lower container and vehicle volumes. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.3 million during the six months ended June 30, 2009 compared to $0.6 million in the six months ended June 30, 2008. Total charterhire revenue amounted to $2.7 million during the six months ended June 30, 2009 compared to $1.5 million in the six months ended June 30, 2008 primarily due to an additional TBC vessel that was chartered during 2009. Charterhire is rental revenue for vessels not in use in liner service.

Operating Expenses

Total operating expenses of the Company decreased during the six months ended June 30, 2009 compared to the same period in 2008 as a result of lower inland and marine variable costs due to decreased volume, one less barge in liner service, and decreases in the market price of fuel. Rent and purchased transportation decreased by $4.4 million or 26.8% due to decreases in volume and decreases in fuel related components of inland purchased transportation. The fuel expense category does not include fuel related expenses associated with embedded inland purchased transportation. The Company estimates that its fuel expense associated with purchased transportation decreased $2.1 million or 54.8%. Fuel expense decreased $8.6 million or 56.2% due in part to decreased consumption related to one less barge in service and market price decreases in the cost of fuel. The average cost per gallon for tug fuel for the six months ended June 30, 2009 was down 51.9% when compared to the same period in 2008. As noted above, the fuel surcharge revenue collected by the Company decreased $5.7 million from the prior year period. Operating and maintenance expenses decreased by $0.7 million or 5.7% as a result of decreased stevedore costs related to the overall decrease in volume and cargo moves. Dry-docking expense increased $0.4 million from the prior year period due to a regular dry-docking of a TBC vessel during 2009.

As a result of the factors described above, the Company reported a net loss of $0.1 million or $0.01 per basic share and diluted share for the six months ended June 30, 2009 compared to a net loss of $2.2 million or $0.18 per basic share and diluted share in the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $5.4 million in the first six months of 2009 compared to $1.1 million provided by operations in the first six months of 2008. This represents an increase of $4.3 million which resulted primarily from a decrease in trade receivables as a result of increased collections, an improvement in net income of $2.0 million, as well as an increase in trade accounts payable. This increase in cash flows was offset by a decrease in accrued liabilities as a result of lower inland, marine, and tug fuel expenses due to lower volumes and one less barge in liner service, as well as an increase in prepaid tug fuel. Net cash used in investing activities was $1.9 million in the first six months of 2009 compared to net cash used in investing activities of $0.3 million for the same period in 2008. The change is due primarily to the purchase of containers in the first three months of 2009. Net cash used in financing activities was $1.5 million in the first six months of 2009 compared to $0.3 million provided by financing activities in the first six months of 2008. This change is primarily attributable to cash received from a draw on the Company’s term loan with Wachovia during the second quarter of 2008 and increased debt payments made in 2009. At June 30, 2009, cash amounted to approximately $9.2 million, working capital was $10.0 million, and capital deficit was $1.8 million. The Company also had $4.2 million in a reserve fund for its two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds due September 30, 2022 and 6.52% Sinking Fund Bonds due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended (the “Title XI Bonds”).

The Company’s revolving credit facility with Wachovia, as amended, provides for a maximum availability of $10 million and expires in April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At June 30, 2009, there were no advances drawn on this credit facility. During the fourth quarter of 2008, the Company amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of June 30, 2009, the Company had $8.1 million available under this facility as calculated by the borrowing base formula and therefore was not subject to the financial covenants.

The Company has access to a term loan that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At June 30, 2009, approximately $8.3 million was drawn on this loan to fund equipment purchases. This term loan is collateralized by eligible new equipment with a carrying value of $15.8 million at June 30, 2009.

As of June 30, 2009, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI Bond covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States. If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI Bond covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of the U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI of the Merchant Marine Act of 1936, as amended, and liens incurred in the ordinary course of business. As of June 30, 2009, the Company was in compliance with such restrictions.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the six months ended June 30, 2009, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 or FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” For the Company, SFAS 157 is effective for the fiscal year beginning after November 15, 2007; however, the FASB has deferred the implementation of the provision of SFAS 157 relating to nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS 157 had no material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007) or FASB ASC 805, “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141 had no material impact on the Company’s financial statements.

In April 2009, the FASB issued Financial Standards Position (“FSP”) No. 157-4 or FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. 157-4 had no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) No. 28-1 or FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS No. 107-1 and APB No. 28-1 require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP No. 107-1 and APB No. 28-1 are effective for financial statements used for periods ending after June 15, 2009. The adoption of FSP No. 107-1 and APB No. 28-1 had no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2 or FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary-impairments of debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. 115-2 and FAS No. 124-2 had no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 or FASB ASC 855, “Subsequent Events”. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 had no material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 or FASB ASC 105, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162. This statement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 had no material impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that Trailer Bridge, Inc.’s disclosure controls and procedures are effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in the paragraph above that occurred during the three month period ended June 30, 2009 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

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

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane have filed at least 35 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, and Crowley. The Company has been named as a co-defendant in these lawsuits. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, have been consolidated for pretrial purposes into a single multi-district litigation proceeding (MDL 1962) in the District of Puerto Rico. On March 10, 2009 the Company filed an amended motion to dismiss the claim with the court. The court has not yet ruled on that motion. In June 2009, Horizon Lines and its related companies entered into a settlement agreement with certain named plaintiffs on behalf of a purported class of consumers of shipping services, while denying any liability for the underlying claims. The settlement agreement is subject to Court approval and is subject to various objections. It is not clear what, if any, impact the settlement agreement will have on further prosecution of the MDL 1962.

The DOJ investigation is a criminal investigation, and the parallel class actions by civil litigants seek remedies that include treble damages. The Company is cooperating fully with the DOJ and intends to defend itself vigorously against the class actions. Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation and the class actions. During the three month periods ended June 30, 2009 and 2008, costs were approximately $395,600 and $135,490, respectively. During the six month periods ended June 30, 2009 and 2008, costs were approximately $692,390 and $135,490, respectively.

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation and class actions. However, should this result in an unfavorable outcome for the Company, it could have a material adverse effect on the Company’s financial position and future operations.

The Company is involved in routine litigation and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a material adverse effect on the Company’s financial position or cash flows.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. of our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on two items at the Annual Meeting of Stockholders held on May 28, 2009:

1.	The election of seven directors to terms ending at our next Meeting of Stockholders.

Each of the seven directors nominees were elected by a plurality of shares entitled to vote at the meeting as follows:

Nominee	Shares Voted For Nominee	Shares Withheld
John D. McCown	9,474,810	354,487
Robert B. Burke	8,082,867	1,746,430
Nickel van Reesema	8,053,923	1,775,374
Douglas E. Schimmel	7,942,842	1,886,455
Allen L. Stevens	7,941,642	1,887,655
Malcom P. McLean, Jr.	7,926,142	1,903,155
Greggory B. Mendenhall	7,926,142	1,903,155

There were no broker non-votes.

2.	To increase the number of shares available for issuance under the Incentive Stock Plan from 1,800,000 shares to 2,300,000 shares.

A majority of votes were cast in favor of increasing the number of shares available for issuance under the Incentive Stock Plan as follows:

Shares Voted
For	Against	Abstain	Broker Non-Votes
7,198,262	169,347	56,278	2,405,410

Item 5.	Other Information.

None

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.

Date: August 13, 2009	By:	/s/ Ralph W. Heim
Ralph W. Heim
President and Interim Chief Executive Officer

Date: August 13, 2009	By:	/s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration and Chief Financial Officer