Form 10-Q
period 2009-09-30
TRAILER BRIDGE INC
filed 2009-11-12
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 9, 2009, 11,935,839 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I: FINANCIAL INFORMATION

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES	$30,325,952	$35,413,471	$83,567,679	$99,720,978
OPERATING EXPENSES:
Salaries, wages, and benefits	4,624,800	4,445,122	13,125,894	13,034,880
Purchased transportation and other rent	6,802,571	9,033,758	18,709,578	25,292,014
Fuel	3,946,011	7,648,613	10,625,906	22,888,206
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	6,603,337	6,659,483	18,331,151	19,097,626
Dry-docking	53,702	-	709,917	236,525
Taxes and licenses	157,087	136,725	471,868	414,540
Insurance and claims	756,325	794,760	2,330,130	2,333,955
Communications and utilities	152,181	197,540	520,048	576,981
Depreciation and amortization	1,554,791	1,537,069	4,668,295	4,615,048
Loss on sale of property & equipment	8,231	17,193	35,874	109,350
Other operating expenses	1,544,781	2,332,923	4,907,396	5,610,738

	26,203,817	32,803,186	74,436,057	94,209,863

OPERATING INCOME	4,122,135	2,610,285	9,131,622	5,511,115

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,576,930)	(2,584,466)	(7,796,229)	(7,759,277)
Gain on debt extinguishment	132,500	-	132,500	-
Interest income	11,313	44,816	122,867	130,572

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	1,689,018	70,635	1,590,760	(2,117,590)

BENEFIT (PROVISION) FOR INCOME TAXES	19,424	(36,191)	6,337	215

NET INCOME (LOSS)	$1,708,442	$34,444	$1,597,097	$(2,117,375)

PER SHARE AMOUNTS:

NET INCOME (LOSS) PER SHARE BASIC	$0.14	$0.00	$0.13	$(0.18)

NET INCOME (LOSS) PER SHARE DILUTED	$0.14	$0.00	$0.13	$(0.18)

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	11,915,562	11,937,921	11,880,619	11,937,701

SHARES OUTSTANDING DILUTED	12,236,393	12,334,543	12,028,007	11,937,701

See accompanying summary of significant accounting policies and notes to the condensed financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$10,282,607	$7,216,283
Trade receivables, less allowance for doubtful accounts of $470,433 and $599,017	14,070,404	16,818,259
Prepaid and other current assets	2,438,004	1,883,942
Deferred income taxes, net	278,856	278,856

Total current assets	27,069,871	26,197,340

Property and equipment, net	86,306,139	89,304,822
Reserve fund for long-term debt	4,231,151	4,125,995
Other assets	3,133,682	3,704,490

TOTAL ASSETS	$120,740,843	$123,332,647

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,654,220	$5,259,355
Accrued liabilities	7,507,121	7,694,690
Unearned revenue	718,907	385,458
Current portion of long-term debt	2,874,700	2,874,700

Total current liabilities	15,754,948	16,214,203

Other accrued liabilities	103,728	414,910
Long-term debt, less current portion	104,586,977	108,545,228

TOTAL LIABILITIES	120,445,653	125,174,341

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 11,975,012 and 11,938,921 shares issued; 11,935,839 and 11,838,921 shares outstanding at September 30, 2009 and December 31, 2008, respectively	119,750	119,389
Treasury stock, at cost, 39,173 and 100,000 shares at September 30, 2009 and December 31, 2008, respectively	(156,692)	(400,000)
Additional paid-in capital	53,756,901	53,460,783
Capital deficit	(53,424,769)	(55,021,866)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	295,190	(1,841,694)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$120,740,843	$123,332,647

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2009	2008
Operating activities:
Net income (loss)	$1,597,097	$(2,117,375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,668,295	4,615,048
Amortization of loan costs	620,176	553,530
Non-cash stock compensation expense	348,382	299,701
Provision for doubtful accounts	758,571	563,470
Deferred tax benefit	-	(49,815)
Loss on sale of property and equipment	35,874	109,350
Decrease (increase) in:
Trade receivables	1,989,283	(3,993,183)
Prepaid and other current assets	(554,063)	(44,061)
Other assets	(172,631)	(47,538)
Increase (decrease) in:
Accounts payable	(605,135)	(1,084,947)
Accrued liabilities	(456,353)	3,461,527
Unearned revenue	333,449	695,309

Net cash provided by operating activities	8,562,945	2,961,016

Investing activities:
Purchases of property and equipment	(1,735,557)	(1,047,479)
Proceeds from sale of property and equipment	48,178	171,876
Additions to other assets	-	(36,799)

Net cash used in investing activities	(1,687,379)	(912,402)

Financing activities:
Cash proceeds from note payable	-	1,339,290
Reissuance of treasury stock	250,000	-
Exercise of stock options	(58,596)	(18,269)
Principal payments on notes payable	(3,868,146)	(1,834,926)
Gain on extinguishment of debt	(132,500)	-

Net cash used in financing activities	(3,809,242)	(513,905)

Net increase in cash and cash equivalents	3,066,324	1,534,709
Cash and cash equivalents, beginning of the period	7,216,283	1,932,535

Cash and cash equivalents, end of period	$10,282,607	$3,467,244

Supplemental cash flow information and non-cash investing and financing activities:
Cash paid for interest	$6,201,740	$6,112,705

See accompanying summary of significant accounting policies and notes to the condensed financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

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

2. SUBSEQUENT EVENTS

The Company has evaluated the accounting and disclosure requirements for subsequent events through November 12, 2009, the date of filing this Form 10-Q.

On November 2, 2009, the Company made certain management changes based on the completion of a management and organization review commenced by the Company’s Chief Executive Officer. These changes included the resignations of Ralph W. Heim, President and COO, and Robert van Dijk, Vice President of Pricing. These changes are expected to result in reduced operating costs and more streamlined responsibility. The Company expects to incur an estimated one-time $500,000 charge during its fourth quarter and year ending December 31, 2009. In connection with the assumption of additional duties, the Company has granted additional stock options to four other executive officers.

On November 10, 2009 the Company entered into Indemnification Agreements with its officers and directors.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168 or FASB Accounting Standards Codification (“ASC”) 105, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162”. This statement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Following this statement, the FASB will issue new standards in the form of Accounting Standard Updates (“ASU”). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The issuance of FASB ASC 105 will not change accounting principles generally accepted in the United States of America (“GAAP”) and therefore the adoption of FASB ASC 105 only affects the specific references to GAAP literature in the notes to the Company’s unaudited condensed financial statements.

In September 2006, the FASB issued SFAS No. 157 or FASB ASC 820, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. FASB ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” For the Company, FASB ASC 820 was effective for the fiscal year beginning after November 15, 2007; however, the FASB has deferred the implementation of the provision relating to non-financial assets and liabilities until January 1, 2009. The adoption of this statement had no material impact on the Company’s unaudited condensed financial statements.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

In December 2007, FASB issued SFAS No. 141 (revised 2007) or FASB ASC 805, “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FASB ASC 805 had no material impact on the Company’s unaudited condensed financial statements.

In April 2009, the FASB issued Financial Standards Position (“FSP”) No. 157-4 or FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard had no material impact on the Company’s unaudited condensed financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) No. 28-1 or FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments”, which require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. These standards are effective for financial statements used for periods ending after June 15, 2009. The adoption of these standards had no material impact on the Company’s unaudited condensed financial statements.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2 or FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary-impairments of debt and equity securities in the financial statements. These standards are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these standards had no material impact on the Company’s unaudited condensed financial statements.

In May 2009, the FASB issued SFAS No. 165 or FASB ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of this standard had no material impact on the Company’s unaudited condensed financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”. This update provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities. This Update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material effect on the Company’s unaudited condensed financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on the Company’s unaudited condensed financial statements.

4. STOCK BASED COMPENSATION

During the three month periods ended September 30, 2009 and 2008 the Company recorded approximately $153,537 and $99,900, respectively, and $348,382 and $299,701, respectively for the nine month periods ended September 30, 2009 and 2008 of compensation cost relating to previously issued options. These costs are recorded in salaries, wages and benefits in the Condensed Unaudited Statements of Operations. As of September 30, 2009, the total compensation expense not yet recognized in the Condensed Unaudited Statement of Operations was approximately $2.5 million and is expected to be recognized over a period up to 5 years.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

During the nine months ended September 30, 2009 and 2008, 36,090 and 6,357 options were exercised, respectively. On August 26, 2009, April 23, 2009 and January 9, 2008, the Company granted options to purchase 500,000, 135,000 and 96,500 shares, respectively, of the Company’s common stock under the Company’s Incentive Stock Plan. Using the Black-Scholes method, the assumptions used to calculate the fair value of those options granted during the nine month periods ended September 30, 2009 and 2008 are as follows:

	2009		2008
	August 26, 2009	April 23, 2009	January 9, 2008
Expected Term	6.5 years	6.5 years	6.5 years
Volatility	65.13%	64.84%	45.98%
Risk-free interest rate	3.09%	2.49%	3.40%
Dividends	None	None	None

Earnings per share – Options to purchase 312,564 and 812,564 shares of the Company’s common stock during the three and nine month periods ended September 30, 2009, respectively, were excluded from the calculation of diluted earnings because their effect would be anti-dilutive. Options to purchase 1,096,250 shares of the Company’s common stock during the three and nine-month periods ended September 30, 2008 were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

5. TRANSACTIONS WITH RELATED PARTIES

On August 26, 2009, the Company’s Board of Directors appointed Ivy Barton Suter to serve as Chief Executive Officer. At that time Ms. Suter entered into an employment agreement with the Company for a period of two years, which will be automatically extended for consecutive one-year periods provided neither party provides notice of termination sixty (60) days prior to expiration of the term. In addition, Ms. Suter purchased from the Company 60,827 shares of the Company’s treasury stock for $250,000 (based on the closing bid price of the Company’s common stock on NASDAQ on August 26, 2009 of $4.11 per share).

6. LONG-TERM DEBT

During August and September 2009, the Company repurchased, with cash, $1.5 million (face amount) of its 9.25% Senior Secured Notes in open market transactions. The Company’s 9.25% Senior Secured Notes mature on November 15, 2011 with interest payable semi-annually on each May 15 and November 15. The aggregate principal outstanding on the 9.25% Senior Secured Notes following the Company’s purchases is $83.5 million. For the three and nine month periods ended September 30, 2009, the repurchase of these notes resulted in a gain on extinguishment of debt of $132,500.

7. INCOME TAXES

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carry forwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company elected to be taxed under the tonnage tax regime starting on its 2007 federal tax return. The federal tax expense related to the third quarter of 2009 and 2008 under the tonnage tax method was approximately $6,500 and $6,800, respectively. The remaining deferred tax asset as of September 30, 2009 and 2008 of $278,856 and $251,816, respectively, represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

8. SEGMENTS

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

9. CONTINGENCIES

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a criminal grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made document submissions to the DOJ in response to the subpoena, and its attorneys are in the process of reviewing documents for additional submissions.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed at least 41 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley and the Company. The Company intends to continue its vigorous defense of these actions. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes. On October 21, 2009, in connection with this consolidated proceeding, the Plaintiffs’ lead counsel filed an amended class action complaint under seal. The Company filed a motion to dismiss that complaint with the court on November 4, 2009.

In June 2009, Horizon Lines and its related companies entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. The settlement agreement is subject to Court approval and is subject to various objections. On October 20, 2009, the Court heard arguments related to the approval of the settlement and now has the matter under advisement and is scheduled to conduct an additional hearing on this matter on November 12, 2009. It is not clear what, if any, impact the settlement agreement will have on further prosecution of the MDL 1960. The Company is not a party to the Horizon Lines settlement.

On October 9, 2009, the Company received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. The Company has indicated to the Puerto Rican authorities that it will cooperate fully with this investigation.

Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three month periods ended September 30, 2009 and 2008, costs were approximately $360,000 and $988,000, respectively. During the nine month periods ended September 30, 2009 and 2008, costs were approximately $1,052,400 and $1,124,000, respectively.

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation, the civil class actions, or the Puerto Rico Office of Monopolistic Affairs investigation. However, should this result in an unfavorable outcome for the Company, it could have a material adverse effect on the Company’s financial position and future operations.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

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

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

For the three month period ended September 30, 2009, the Company had net income of $1.7 million compared to net income of approximately $34,000 in the same period of the previous year. The Company’s operating income for the three month period ended September 30, 2009 was $4.1 million compared to operating income of $2.6 million in the same period of the previous year.

The following table sets forth the indicated items as a percentage of net revenues for three months ended September 30, 2009 and 2008:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months Ended September 30,
	2009	2008

Operating revenues	100.0%	100.0%

Salaries, wages, and benefits	15.3	12.6
Purchased transportation and other rents	22.4	25.5
Fuel	13.0	21.6
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	21.8	18.8
Dry-docking	0.2	-
Taxes and licenses	0.5	0.4
Insurance and claims	2.5	2.2
Communications and utilities	0.5	0.6
Depreciation and amortization	5.1	4.3
Other operating expenses	5.1	6.6

Total operating expenses	86.4	92.6

Operating income	13.6	7.4
Net interest expense	(8.4)	(7.3)
Gain on debt extinguishment	0.4	-

Net income	5.6%	0.1%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, improved from 92.6% of revenues during the three months ended September 30, 2008 to 86.4% of revenues during the three months ended September 30, 2009. This change is explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units:

Volume & Revenue Changes in the third quarter of 2009 compared to 2008

Overall
Volume Percent Change:
Total Equivalent Units	(2.4)%

Revenue Change (in millions):
Core Service Revenue	$(1.9)
Other Revenues	(3.2)

Total Revenue Change	$(5.1)

Vessel capacity utilization southbound was 90.2% for three months ended September 30, 2009 compared to 97.0% for the same period in the previous year. Vessel capacity decreased along with southbound new and used auto volumes and southbound container and trailer volume. Vessel capacity northbound was 30.6% for the three months ended September 30, 2009 compared to 27.4% for the same period in the previous year. This change was primarily due to increased northbound volumes combined with decreased vessel capacity.

Total revenue for the three months ended September 30, 2009 was $30.3 million, a decrease of 14.4% compared to $35.4 million for the same period in the previous year. Excluding the effect of the fuel surcharge, revenue decreased 4.1% from the prior year period. The decrease in revenue was due to decreased cargo volumes and fuel surcharge revenue as a result of lower market prices in fuel. The Company’s fuel surcharge is included in the Company’s revenues and amounted to $4.0 million during the three months ended September 30, 2009 compared to $7.9 million for the same period in the previous year. Total charterhire revenue amounted to $1.6 million during the three months ended September 30, 2009 compared to $1.2 million for the same period in the previous year; this increase was primarily due to higher charter rates. Charterhire is rental revenue for vessels not in use in liner service. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.2 million during the three months ended September 30, 2009 and 2008.

Operating Expenses

Total operating expenses of the Company decreased during the three months ended September 30, 2009 compared to the same period in the previous year primarily as a result of lower inland and marine variable costs due to lower volumes and decreases in the market price of fuel. Rent and purchased transportation decreased by $2.2 million or 24.7% due to decreases in cargo volumes and decreases in fuel related components of inland purchased transportation. Fuel expense decreased $3.7 million or 48.4% due primarily to significant market price decreases. As noted above this decrease in expense was responsible for significant decreases in related fuel surcharge revenue. The fuel expense category does not include fuel related expenses embedded with third party inland purchased transportation that also experienced a decrease. The Company estimates that its fuel expense associated with purchased transportation decreased $1.2 million or 50.1%. The average cost per gallon for tug fuel was down 49.5% in the third quarter of 2009 compared to a year ago and up 24.2% compared to the second quarter of 2009. As noted above, fuel surcharge revenue decreased $3.9 million from the previous year. Other operating expenses decreased by $0.8 million or 33.8% primarily due to lower legal costs associated with the DOJ investigation.

As a result of the factors described above, the Company reported net income of $1.7 million or $0.14 earnings per basic share and diluted share for the three months ended September 30, 2009 compared to net income of approximately $34,000 or $0.00 earnings per basic share and diluted share in the same period in 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

For the nine month period ended September 30, 2009, the Company had net income of $1.6 million compared to a net loss of $2.1 million in the same period of the previous year. The Company’s operating income for the nine month period ended September 30, 2009 was $9.1 million compared to operating income of $5.5 million in the same period of the previous year.

The following table sets forth the indicated items as a percentage of net revenues for the nine months ended September 30, 2009 and 2008:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Nine Months Ended September 30,
	2009	2008

Operating revenues	100.0%	100.0%

Salaries, wages, and benefits	15.7	13.1
Purchased transportation and other rents	22.4	25.4
Fuel	12.7	23.0
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	21.9	19.2
Dry-docking	0.8	0.2
Taxes and licenses	0.6	0.4
Insurance and claims	2.8	2.3
Communications and utilities	0.6	0.6
Depreciation and amortization	5.6	4.6
Loss on sale of property & equipment	-	0.1
Other operating expenses	6.0	5.6

Total operating expenses	89.1	94.5

Operating income	10.9	5.5
Net interest expense	(9.2)	(7.6)
Gain on debt extinguishment	0.2	-

Net income (loss)	1.9%	(2.1)%

The Company’s operating expense ratio improved from 94.5% of revenues during the nine months ended September 30, 2008 to 89.1% of revenues for the same period in 2009. This change is explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units:

Volume & Revenue Changes in the first nine months of 2009 compared to 2008

Overall
Volume Percent Change:
Total Equivalent Units	(6.2)%

Revenue Change (in millions):
Core Service Revenue	$(7.9)
Other Revenues	(8.3)

Total Revenue Change	$(16.2)

Vessel capacity utilization southbound was 86.0% for nine months ended September 30, 2009 compared to 84.3% for the same period in the previous year. Southbound container and trailer volume decreased but vessel capacity utilization increased due to one less Triplestack Box Carrier® (“TBC”) vessel in liner service in the first and second quarter of 2009. Vessel capacity northbound was 29.3% for the nine months ended September 30, 2009 compared to 24.6% for the same period in the previous year. This change was primarily due to increased northbound volumes combined with decreased vessel capacity.

Revenue for the nine months ended September 30, 2009 was $83.6 million, a decrease of 16.2% compared to $99.7 million for the same period in the previous year. Excluding the effect of the fuel surcharge, revenue decreased 8.1% from the same period in the previous year. The decrease in revenue was primarily due to decreased new and used auto volumes and fuel surcharge revenue as a result of lower market prices in fuel. The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $10.3 million during the nine months ended September 30, 2009 compared to $20.0 million for the same period in the previous year. Total charterhire revenue amounted to $4.3 million during the nine months ended September 30, 2009 compared to $2.7 million for the same period in the previous year, due to an additional TBC vessel chartered during 2009 and higher charter rates. Charterhire is rental revenue for vessels not in use in liner service. Security charges are charges to cover the Company’s expenses beyond the normal security required to ensure the safety of the shipper’s cargo. These charges amounted to $1.3 million during the nine months ended September 30, 2009 compared to $1.7 million for the same period in the previous year. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.5 million during the nine months ended September 30, 2009 compared to $0.9 million for the same period in the previous year.

Operating Expenses

Total operating expenses of the Company decreased during the nine months ended September 30, 2009 compared to the same period in 2008 as a result of lower inland and marine variable costs due to lower volumes, one less barge/tug in liner service during the first and second quarter of 2009, and decreases in the market price of fuel. Rent and purchased transportation decreased by $6.6 million or 26.0% due to decreases in volume and fuel related components of inland purchased transportation. Fuel expense decreased $12.3 million or 53.6% due in part to decreased consumption with one less barge/tug in liner service in the first and second quarter of 2009, as well as significant market price decreases. As noted above, the fuel surcharge revenue collected by the company decreased $9.7 million from the prior year period. The fuel expense category does not include fuel related expenses associated with embedded inland purchased transportation that also experienced a significant decrease. Fuel expense associated with purchased transportation decreased by $3.4 million or 53.0%. The average cost per gallon for tug fuel decreased 50.8% in the first nine months of 2009 compared to the same period a year ago. Other operating expenses decreased by $0.7 million or 12.5% as a result of lower legal costs related to the DOJ investigation. Dry-docking expense increased $0.5 million from the prior year period due to regular dry-docking of two TBC vessels during the second and third quarters of 2009.

As a result of the factors described above, the Company reported net income of $1.6 million or $0.13 per basic and diluted share for the nine months ended September 30, 2009 compared to a net loss of $2.1 million or $0.18 loss per basic and diluted share in the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $8.6 million in the first nine months of 2009 compared to $3.0 million for the same period in the previous year. This increase of $5.6 million resulted primarily from a decrease in accounts receivable of $6.0 million as a result of improved collections and an improvement in net income of $3.7 million. The increase was offset by a decrease in accrued liabilities of $4.0 million as a result of lower inland purchased transportation expenses and fuel expenses for both inland and marine components due to lower volumes and fuel rates. Net cash used in investing activities was $1.7 million in the first nine months of 2009 compared to $0.9 million for the same period in 2008. The change is primarily due to the purchase of additional containers in the first three months of 2009. Net cash used in financing activities was $3.8 million in the first nine months of 2009 compared to $0.5 million used in the first nine months of 2008. This change was partially attributable to increased debt payments of $1.4 million made in the third quarter of 2009 to retire a portion of the Company’s 9.25% Senior Secured Notes which resulted in a gain on extinguishment of debt of $132,500 (refer to Note 6 of the Company’s Condensed Unaudited Financial Statements for further details). The Company may make additional purchases of its Senior Secured Notes in the future. The change in cash used in financing activities was also partially attributable to cash received from a draw on the Company’s term loan with Wachovia during the second quarter of 2008. At September 30, 2009, cash amounted to approximately $10.3 million, working capital was $11.3 million, and shareholders’ equity was $0.3 million. The Company also had $4.2 million in a reserve fund for its two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds due September 30, 2022 and 6.52% Sinking Fund Bonds due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended (the “Title XI Bonds”).

The Company’s revolving credit facility with Wachovia, as amended, provides for a maximum availability of $10 million and expires in April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At September 30, 2009, there were no advances drawn on this credit facility. During the fourth quarter of 2008, the Company amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of September 30, 2009, the Company had $9.5 million available under this facility as calculated by the borrowing base formula and therefore was not subject to the financial covenants.

The Company has access to a term loan that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At September 30, 2009, approximately $7.9 million was drawn on this loan to fund previous equipment purchases. This term loan is collateralized by eligible new equipment with a carrying value of $15.6 million at September 30, 2009.

As of September 30, 2009, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI Bond covenants relating to certain leverage ratios. The provisions of the Title XI Bond covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States. If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI Bond covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of the U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI of the Merchant Marine Act of 1936, as amended, and liens incurred in the ordinary course of business. As of September 30, 2009, the Company was in compliance with such restrictions.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, the Company did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the nine months ended September 30, 2009, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are detailed in Note 3 of the Company’s Condensed Financial Statements.

SUBSEQUENT EVENTS

On November 2, 2009, the Company made certain management changes based on the completion of a management and organization review commenced by the Company’s Chief Executive Officer. These changes included the resignations of Ralph W. Heim, President and COO, and Robert van Dijk, Vice President of Pricing. These changes are expected to result in reduced operating costs and more streamlined responsibility. The Company expects to incur an estimated one-time $500,000 charge during its fourth quarter and year ending December 31, 2009. In connection with the assumption of additional duties, the Company has granted additional stock options to four other executive officers.

On November 10, 2009 the Company entered into Indemnification Agreements with its officers and directors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that Trailer Bridge, Inc.’s disclosure controls and procedures are effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in the paragraph above that occurred during the three month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a criminal grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made document submissions to the DOJ in response to the subpoena, and its attorneys are in the process of reviewing documents for additional submissions.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed at least 41 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley and the Company. The Company intends to continue its vigorous defense of these actions. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes. On October 21, 2009, in connection with this consolidated proceeding, the Plaintiffs’ lead counsel filed an amended class action complaint under seal. The Company filed a motion to dismiss that complaint with the court on November 4, 2009.

In June 2009, Horizon Lines and its related companies entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. The settlement agreement is subject to Court approval and is subject to various objections. On October 20, 2009, the Court heard arguments related to the approval of the settlement and now has the matter under advisement and is scheduled to conduct an additional hearing on this matter on November 12, 2009. It is not clear what, if any, impact the settlement agreement will have on further prosecution of the MDL 1960. The Company is not a party to the Horizon Lines settlement.

On October 9, 2009, the Company received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. The Company has indicated to the Puerto Rican authorities that it will cooperate fully with this investigation.

Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three month periods ended September 30, 2009 and 2008, costs were approximately $360,000 and $988,000, respectively. During the nine month periods ended September 30, 2009 and 2008, costs were approximately $1,052,400 and $1,124,000, respectively.

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation, the civil class actions, or the Puerto Rico Office of Monopolistic Affairs investigation. However, should this result in an unfavorable outcome for the Company, it could have a material adverse effect on the Company’s financial position and future operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information.

None

Item 6.	Exhibits

(a)	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description of Exhibit

10.31(1)#	Employment Agreement dated as of August 26, 2009, by and between Trailer Bridge, Inc. and Ivy Barton Suter

10.32#	Form of Director/Officer Indemnification Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit to the Company’s Form 8-K dated August 26, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.

Date: November 12, 2009	By:	/s/ IVY BARTON SUTER
Ivy Barton Suter
Chief Executive Officer

Date: November 12, 2009	By:	/s/ MARK A. TANNER
Mark A. Tanner
Vice President of Administration
and Chief Financial Officer