Form 10-K
period 2009-12-31
TRAILER BRIDGE INC
filed 2010-03-30
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-22837

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s $0.01 par value common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $31,004,256 (based upon $4.84 per share being the price at which the common equity was last sold on June 30, 2009). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of March 26, 2010, 12,002,653 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, 13, and 14 of this Report is incorporated by reference from the registrant’s definitive proxy statement for the 2010 annual meeting of stockholders that will be filed no later than 120 days after the end of the year to which this report relates.

TRAILER BRIDGE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I
Item 1.
Business	3
Item 1A.
Risk Factors	11
Item 1B.
Unresolved Staff Comments	14
Item 2.
Properties	15
Item 3.
Legal Proceedings	16
Item 4.
Removed and Reserved	17

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.
Selected Financial Data	19
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.
Financial Statements and Supplementary Data	31
Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	52
Item 9A(T).
Controls and Procedures	52
Item 9B.
Other Information	53

PART III
Items 10 – 14	53

PART IV
Item 15.
Exhibits, Financial Statement Schedules	54
EXHIBIT INDEX	55
SIGNATURES	59

PART I

Forward Looking Statements

This report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, changes in rate levels for transportation services offered by the Company, changes in the cost of fuel, unfavorable outcomes from the United States Department of Justice (“DOJ”) investigation and related class actions, economic recessions and severe weather as well the ability to retain and/or attract the necessary personnel and maintain necessary vendor relationships. An additional description of the Company’s risk factors is described in Part I – Item 1A. “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

BUSINESS OVERVIEW

Trailer Bridge, Inc. (“Trailer Bridge”) was incorporated in Delaware in 1991 and is headquartered in Jacksonville, Florida. Trailer Bridge is an integrated trucking and marine freight carrier that provides freight transportation between the continental U.S., Puerto Rico and the Dominican Republic. Trailer Bridge was the first, and remains the only company serving markets governed by the Jones Act to exclusively operate marine vessels fully configured to carry 48’ and 53’ long, 102” wide, “high-cube” equipment. This configuration enables the Company to achieve operating efficiencies not readily available to traditional ocean carriers that primarily use smaller capacity equipment, such as 40’ containers. Our 53’ containers have 61% more inside cubic space compared to traditional 40’ marine containers which typically results in lower per cubic foot shipping costs on both land and sea for customers. The Company also utilizes tug/barge vessels which result in lower costs per unit mile at sea compared to traditional self-propelled vessels. Trailer Bridge’s vessels are loaded and unloaded using both a cost-efficient roll-on, roll-off process and a unique patented process for its newer vessels, both of which result in lower operating costs per unit compared to traditional container gantry crane operations.

In 1998 and 1999, Trailer Bridge took delivery of five 403’ long container carrying barges designed specifically for the Company’s integrated truckload marine transportation system and bearing the Company’s Triplestack Box Carrier® (“TBC”) trade name. In 2004, Trailer Bridge purchased two roll-on/roll-off (“ro/ro”) barges that it previously chartered from a related party. The Company currently utilizes the two mid-bodied ro/ro vessels and two TBC’s to provide two weekly sailings between Jacksonville, Florida and San Juan, Puerto Rico and one weekly sailing between and among Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. The sailing to Puerto Plata, Dominican Republic increased to weekly sailings effective January 2010. As of December 31, 2009, three TBC’s were chartered to third parties on short-term charters.

In this Form 10-K, unless the context requires a different interpretation, “Trailer Bridge”, the “Company”, “we”, “us”, and “our” refer to Trailer Bridge, Inc.

OPERATIONS

At December 31, 2009, Trailer Bridge operated a fleet of 134 tractors, comprised of 80 company owned units and 54 leased and owner operator units, 3,924 53’ high cube containers, 3,158 53’ chassis, 210 48’ high-cube trailers and 299 53’ Vehicle Transport Modules® that transport truckload freight between the Company’s Jacksonville port facility, its San Juan, Puerto Rico port facility, the Dominican Republic and inland points in the U.S. and Puerto Rico. In addition, the Company leased 314 40’ chassis and 482 40’ high-cube containers. The Company provides full truckload service between inland points within the continental U.S., primarily to reposition equipment in order to service loads to and from Puerto Rico.

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

At December 31, 2009, Trailer Bridge operated two 736’ triple-deck, ro/ro ocean-going barges and two 403’ TBC’s. Loading of the ro/ro barges is performed with maneuverable yard tractors operated by stevedores hired from an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each TBC is towed at approximately 9 knots by one 5,000 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of one major tug owner. Compared to a self-propelled vessel, a tug/barge unit has reduced Coast Guard manning requirements and greater fuel efficiency compared to the steam turbine vessels operated by competitors. The construction cost and maintenance costs of tug/barges are also lower compared to self-propelled vessels. With relative cost efficiencies at the operating, fuel and capital cost lines, the Company’s tug/barge vessel model results in lower costs per unit mile at sea compared to the self-propelled vessels it competes with. The tug/barge model also results in less toxic emissions than steam turbine vessels that use residual fuel. The greater fuel efficiency and clean-burning distillate fuel associated with our tug/barge model exceeds the new standards by two-times having less than 500 PPM of sulfur, equating to a sulfur content of 0.05%. The large number of U.S. tugs available for charter provides the Company with a reliable source for towing services.

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

The Company believes that price is the primary determinant in the freight lanes in which it serves. Rates are quoted and contracted for on a per-container load basis but the Company seeks to highlight that its containers carry up to 61% more of a shipper’s cargo compared to traditional containers. The Company highlights the effective cost per cubic foot of both the freight rate and any surcharges and calculates what those charges would need to be with a competitor’s smaller container to result in better overall cost economics. The Company seeks to obtain additional business by highlighting the advantageous cost per cubic foot pricing embodied in its proposals. However, the Company also believes that it provides enhanced service that results from its use of an intermodal model built around 53’ equipment that is the standard for movements on the mainland. The intermodal model provides for moving products from one location to another by various means, including water, truck and rail. This intermodal service frees the customer from the operational complexities of coordinating the interface between over-the-road, rail and marine service. This customer service philosophy has generated increased demand from existing customers.

Because the Company has a diversified customer base, typical shipments to Puerto Rico include furniture, consumer goods, raw materials for manufacturing, electronics, new and used automobiles, and apparel, whereas, the typical shipments from Puerto Rico normally include healthcare products, pharmaceuticals, electronics, shoes and recyclables. Typical shipments to Dominican Republic mostly consist of raw materials for manufacturing, whereas, typical shipments from Dominican Republic include apparel, raw materials for manufacturing, and recyclables. Management intends to continue the Company’s efforts both to increase business with existing customers and add new core relationships.

The Company maintains written contracts with the majority of its customers. These contracts generally specify service standards and rates, eliminating the need for negotiating the rate for individual shipments. A contract typically requires a minimum tender of cargo during a specified term in return for a set rate.

The continental United States/Puerto Rico trade lane in which the Company operates is imbalanced with approximately 75% of the freight moving southbound. The Company’s core business is southbound containers and trailers but it also moves new automobiles, used automobiles, non-containerized, or freight not in trailers (“NITs”) and freight moving in shipper owned or leased equipment (“SOLs”).

VESSELS

Ro/Ro Barges

At December 31, 2009, the Company owned and operated two 736’ by 104’ triple-deck ro/ro barges. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville, Florida and San Juan, Puerto Rico, that have been built specifically for the Company. On each vessel, 86 equivalent 53’ slots have been converted to carry new and used automobiles on car decks that allow up to 11 cars to fit in the space previously used for one 53’ unit. The container/chassis combinations and trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the container/chassis combinations and trailers into position on the vessel.

Triplestack Box Carriers

At December 31, 2009, the Company owned five TBC’s that are single deck barges designed to carry 53’ containers. Two TBCs are currently operating in scheduled liner service between Jacksonville, Florida, San Juan, Puerto Rico, and Puerto Plata, Dominican Republic. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan. A call every 14 days in Puerto Plata, Dominican Republic, was added to the rotation in August 2007, and increased to weekly sailings effective January 2010. The Company developed and patented an innovative system for loading and unloading the TBC’s that requires minimum capital expenditures and labor resources. Wheeled vehicles, known as reach-stackers, carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks.

At December 31, 2009, three TBCs were chartered to third parties on short-term charters.

VESSELS OWNED BY THE COMPANY

VESSEL NAME	TYPE	CAPACITY	SERVICE as of 12/31/09

SAN JUAN JAX BRIDGE	Ro/Ro	405 53’ units	Jax/San Juan
JAX SAN JUAN BRIDGE	Ro/Ro	405 53’ units	Jax/San Juan
ATLANTA BRIDGE	TBC	281 53’ units	Chartered
CHICAGO BRIDGE	TBC	281 53’ units	Chartered
CHARLOTTE BRIDGE	TBC	281 53’ units	Jax/San Juan
BROOKLYN BRIDGE	TBC	281 53’ units	Jax/San Juan/Puerto Plata
MEMPHIS BRIDGE	TBC	281 53’ units	Chartered

RAMP STRUCTURES

The loading and unloading of the Company’s two 736’ by 104’ triple-deck ro/ro barges is accomplished through the use of ramp structures at both the San Juan and Jacksonville locations. The Company owns a floating ramp structure in San Juan. In Jacksonville, Florida the Company has the preferential right to use a land-based ramp structure built and owned by the Jacksonville Port Authority.

OWNED REVENUE EQUIPMENT

At December 31, 2009, the Company owned 75 line haul tractors and 5 day cabs. The line haul units are conventional tractors with sleeping accommodation. The day cabs are used for local delivery work in the Jacksonville area. The Company also owned 204 dry van trailers as well as, 3,924 53’ containers and 3,158 53’ chassis.

At December 31, 2009, the Company owned 299 53’ Vehicle Transport Modules® or VTM’s™ (“VTM’s”) designed and built by the Company. These units are used to transport automobiles and can hold up to three vehicles to provide an efficient unit for loading and unloading. The Company holds four separate patents for the VTMs. Two patents cover the VTM unit and two patents cover the method of loading and unloading vehicles into the VTM.

The Company performs preventative maintenance on equipment at its Jacksonville operations center, with the majority of major maintenance and repairs handled by outside contractors.

DRIVER RECRUITING AND RETENTION

The Company offers competitive compensation and health care benefits comparable to those offered by truckload operators. Management also promotes driver retention by assigning drivers a tractor for the life of the unit. Drivers are assigned a single dispatcher, regardless of geographic area, providing more predictable home time. The Company’s driver turnover in 2009 was 24.1% compared to 27.6% in 2008. The Company believes this is significantly below the industry average.

FUEL AVAILABILITY AND COST

The Company actively manages its fuel costs by requiring drivers to fuel at offsite fuel facilities where the Company has established favorable pricing arrangements. Whenever possible in route, drivers are required to fuel at these truck stops and service centers with which the Company has established these volume purchasing discounts. The Company also offers fuel-conservation bonuses to its drivers based on achieving miles per gallon goals. The Company uses APU’s (auxiliary power units) in some of its tractors. The APU’s reduce the amount of fuel used when the engine is idle while the drivers rest.

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

In 2001, due to the increased cost of fuel, the Company instituted fuel surcharges to its customers pursuant to its tariff and these fuel surcharges per container load or per unit shipped have remained in place throughout 2009. The fuel surcharges for domestic truck movements are charged on a per mile basis and are stipulated in the Company’s tariff at predetermined levels based upon the price of fuel. Total fuel surcharge revenue for 2009 was $14.0 million compared to $26.1 million in 2008. The fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis and have partially mitigated the increases in fuel prices. The additional fuel surcharge is distinguished from freight revenues and both are reported in the Company’s operating revenues.

SAFETY, ENVIRONMENT AND INSURANCE

Trailer Bridge emphasizes safety in all aspects of its operations. The Company maintains its own strict standards for recruiting drivers, including a minimum of two years of verifiable commercial driving experience, a safe driving history and a successful physical examination, including drug and alcohol testing. The Company’s ongoing driver safety program includes an initial orientation for all new drivers, log monitoring and strong adherence to all speed and weight regulations.

The Company adheres to all applicable environmental regulations. Trailer Bridge believes that its vessel emissions are well below certain competitors due to the cleaner distillate fuel that the Company routinely uses in the tugs it charters. The Company believes these pronounced differences will become a positive differentiating factor in the future.

The Company bids annually for both marine and land insurance policies. Major coverage’s include hull and protection indemnity, pollution, excess liability, marine cargo, truckers’ liability, workers’ compensation, directors’ and officers’ and commercial property.

TECHNOLOGY

The core information systems of Trailer Bridge run within the IBM AS-400 iSeries architecture, which integrates all servers under a common platform and enhances the security of all corporate data by combining all data stores into a unified environment. This approach to data storage and retrieval into a Secure Area Network Storage (“SANS”) environment tightens controls on access and provides better management tools in the integrated environment. It also moves control of traditionally vulnerable operating software into the control of the IBM OS/400 operating system.

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

COMPETITION

The Company currently competes with three carriers for freight moving between the U.S. and Puerto Rico where its container volume market share, excluding vehicles, during 2009 was approximately 15.6%, according to data obtained from the Port Import Export Reporting Service (“PIERS”), a subsidiary of the Journal of Commerce. The Company’s market share grew 0.5 percentage points in 2009 compared to its 15.1% market share in 2008. That continues a recent pattern of consistent market share growth as the Company had a 13.8% market share in 2007, a 13.2% market share in 2006 and a 12.7% market share in 2005. The three other current carriers in the Puerto Rico trade are Horizon Lines, Crowley Liner Services, and Sea Star Line. Based on available PIERS data for 2009, Horizon Lines has approximately 33.5% of the market and operates four steam turbine powered container vessels that carry mainly 40’ containers. Crowley Liner Services, a subsidiary of Crowley Maritime Corporation (“Crowley”), has approximately 29.8% of the market and operates ro/ro barges in various services between the U.S. and Puerto Rico. Sea Star Line, owned primarily by SaltChuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc., has approximately 21.1% of the market with two steam turbine powered combination ro/ro container vessels. If vehicle cargos were included in the market share analysis, Trailer Bridge, Crowley, and Sea Star market shares would be in excess of the preceding figures.

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

In the Dominican Republic trade, Trailer Bridge competes with over a dozen carriers. Trailer Bridge serves the northern port of Puerto Plata and therefore does not compete directly with most of the carriers that serve the much larger southern ports near Santo Domingo. Trailer Bridge’s service in 2009 of every 14 days to Puerto Plata represented a very small capacity increase in the trade between the U.S. and the Dominican Republic. A service every 7 days to Puerto Plata, Dominican Republic, was implemented in January 2010.

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

The Company has several distinct advantages over its competitors in the Puerto Rico trade. The Company has a unique and superior operating system, which utilizes 53’ high cube containers, TBC’s, and reach stackers to load/unload freight. In November 2008, Trailer Bridge was granted a patent for the process of loading and unloading containers on its TBC vessels by the United States Patent and Trademark Office (USPTO). Trailer Bridge also holds several patents related to its VTM, special purpose modules for receiving motorized vehicles for transportation that interchange easily between transport modes without the necessity of re-handling the vehicles.

The Company’s ocean going tugs all use a cleaner distillate fuel as opposed to the residual fuel used by the self-propelled vessels in the Puerto Rico trade. The Company believes its vessel emissions characteristics result in it having one of the cleanest environmental footprints in the Puerto Rico trade and believes that this will become an increasingly important factor in customers’ decision making processes. The Company was the first marine company to join the Environment Protection Agency SmartWay Transport Partnership, a voluntary business/government collaboration focused on increasing efficiency and reducing emissions. Because all of the tugs that tow the Company’s vessels use a cleaner distillate fuel all the time, its entire fleet already meets all the fuel quality standards recently recommended by the United Nations International Maritime Organization (IMO). In October 2008, the Company was recognized by the Environmental Protection Agency with a Smartway Excellence Award.

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

The Company’s marine operations are conducted in the U.S. domestic trade and the U.S. foreign trade. A set of federal laws known as the Jones Act requires that only U.S. built, operated and crewed vessels move freight between ports in the U.S., including the noncontiguous areas of Puerto Rico, Alaska and Hawaii. These marine operations are subject to regulation by various federal agencies, including the Surface Transportation Board, the Federal Maritime Commission, the U.S. Maritime Administration and the U.S. Coast Guard. These regulatory authorities have broad powers governing activities such as operational safety, tariff filings of freight rates, certain mergers, contraband, environmental contamination and financial reporting. Management believes that its operations are in material compliance with current marine laws and regulations. The Company has approved the Facility Security Plans in place for our waterfront facilities and Vessel Security plans in compliance with Homeland Security and the Maritime Transportation Security Act. The Company is an approved participant in the Customs Trade Partnership

Against Terrorism (CTPAT). CTPAT participation is a requirement for carriers operating in foreign trade. The Company demonstrated that it has adequate security procedures in place to protect its assets and the products of its customers while under the Company’s control.

PATENTS AND TRADEMARKS

We seek to establish and maintain our proprietary rights in our technology through the use of patents, trademarks, and trade secrets. This technology is used by the Company in its services and processes. The Company’s technology includes, among other things:

•

A patented innovative system for loading and unloading the TBC’s that requires minimum capital expenditures and labor resources. Wheeled vehicles, known as reach-stackers, carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks.

•	Numerous patents for the VTM unit and the method of loading and unloading vehicles into the VTM.

•	A patent for the process of loading and unloading containers on its TBC vessels.

EMPLOYEES

At December 31, 2009, Trailer Bridge had 205 employees consisting of 69 truck drivers and 136 executive and administrative personnel.

AVAILABLE INFORMATION

The Company makes its public filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available at the Company’s web site http://www.trailerbridge.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The information on the Company’s website is not incorporated by reference in this annual report on Form 10-K.

Item 1A. Risk Factors

Risks Relating to the Company’s Business

There is a criminal investigation into pricing practices in the trade in which the Company operates and related class- action suits.

As more fully described in Item 3. – Legal Proceedings, on April 17, 2008, the Company received a subpoena from the Department of Justice (“DOJ”) seeking documents and information relating to a criminal grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. To date, neither the Company nor any of its employees has been charged with any wrongdoing in this investigation and we will continue to cooperate with government officials. Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed at least 41 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley and the Company. Additionally, on October 9, 2009, the Company received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. The Company is not able to predict the ultimate outcome or cost of the DOJ investigation, the civil class actions, or the Puerto Rico Office of Monopolistic Affairs investigation. However, should this result in an unfavorable outcome for the Company, it could have a material adverse effect on the Company’s financial position and future operations.

We may be unable to refinance our 9.25% Senior Secured Notes.

The Company’s 9.25% Senior Secured Notes mature on November 15, 2011. As of March 26, 2010, the aggregate principal outstanding on the 9.25% Senior Secured Notes is $82.5 million. We do not expect to generate sufficient funds from our operations to pay off the aggregate principal outstanding on the 9.25% Senior Secured Notes when due in November 2011. If we are unable to refinance these notes on acceptable terms, we might be forced (i) to dispose of property or equipment, which might result in losses, and/or (ii) to obtain financing at unfavorable terms. Either could reduce the cash flow available for operations and, therefore, have a negative effect on our results of operations.

Compliance With Safety and Environmental Protection and Other Governmental Requirements May Adversely Affect Our Operations.

The shipping industry in general, and our business and the operation of our vessels and terminals in particular, are affected by extensive and changing safety, environmental protection and other international, national, state and local governmental laws and regulations. For example, our vessels generally must be maintained “in class” and are subject to periodic inspections by the American Bureau of Shipping or similar classification societies, and must be periodically inspected by, or on behalf of, the U.S. Coast Guard. Changes in enforcement policies for existing requirements and additional laws and regulations adopted in the future could limit our ability to do business or further increase the cost of our doing business.

We believe our vessels are maintained in good condition in compliance with present regulatory requirements, are operated in compliance in all material respects with applicable safety/environmental laws and regulations and are insured against the usual risks for such amounts as our management deems appropriate. Our vessels’ operating certificates and licenses are renewed periodically during the required annual surveys of the vessels. However, there can be no assurance that such certificates and licenses will be renewed. In the future, we may have to alter existing equipment, add new equipment to, or change operating procedures for, our vessels to comply with changes in governmental regulations, safety or other equipment standards to meet our customers’ changing needs. If any such costs are material, they could adversely affect our financial condition.

Volatility in fuel prices could adversely affect our profitability.

While the Company has a series of fuel surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. When fuel prices increase dramatically, rapidly or consistently, the surcharge mechanism may not immediately adjust revenues enough to offset the increase in cost to the Company. Additionally, in periods of consistent fuel price increases, the fuel surcharge mechanism may not fully capture the increase in costs. The fuel surcharge is also an area of competition among carriers in the trade and market forces may prohibit the Company from generating enough revenue from the fuel surcharges to offset any increase in costs, which may have a negative affect on our profitability.

We have no control over economic factors that could adversely affect our business.

We have no control over economic factors such as fuel prices, fuel tax, interest rate fluctuations, recessions or customers’ business cycles. Significant increases in fuel or other operating costs and interest rates, to the extent not offset by increases in freight rates or fuel surcharges, would adversely affect our operating results. The current economic uncertainty caused by the economic recession in the United States and other countries, could have a material adverse effect upon our operating results; especially if conditions do not improve. If the resale value of our revenue equipment were to decline, we could receive less upon the disposition of our equipment or find it necessary to retain our equipment longer, with a resulting increase in our operating expenses. The marine and trucking industries are cyclical with corresponding changes in revenue and profits. Changes in economic and trade growth as well as changes in the supply and demand of vessel and trucking capacity can impact both rates and resale values. The amount and timing of new vessel deliveries to competing carriers in the Puerto Rico market and rate reductions from increased capacity, excess capacity or slow market growth could result in rate instability that could have a material adverse effect upon us.

Intense maritime competition has led to past financial losses.

Due primarily to the overcapacity and intense competition in the Puerto Rico market during the late 1990’s and early 2000’s, the Company experienced significant financial losses and negative cash flow. Although we have had positive operating income since 2005, the Company cannot assure that it will continue to generate operating income and positive cash flow. The Company cannot assure that a new marine freight carrier will not commence operations in the Puerto Rico market or that an existing competitor will not increase capacity or lower prices in the Puerto Rico market. Most of our competitors have substantially greater financial resources, operate more equipment, or carry a larger volume of freight than we do.

Intense competition in our industry could adversely affect our business and financial condition.

The trucking industry is highly competitive and fragmented and the Puerto Rico freight market is also highly competitive. We currently compete with other truckload carriers that provide domestic dry van service, private fleets operated by existing and potential customers, and marine carriers that provide ocean service between the continental U.S. and Puerto Rico. Competition for the freight we transport is based primarily on freight rates, and, to a lesser degree, on service and efficiency. Most of our competitors have substantially greater financial resources, operate more equipment, or carry a larger volume of freight than we do.

The Company’s operations are dependent on a limited fleet and special loading structures.

The Company’s current liner operations depend on four vessels and triple deck loading ramps at its port facilities in Jacksonville and San Juan, the loss of which could have a material adverse effect on the Company. The operation of any marine vessel involves the risk of catastrophic events due to various perils at sea. In the event of either a total loss of or major damage to its vessels or ramps, the Company cannot assure that the Company could locate suitable replacements, or if available, that such replacements could be obtained on suitable terms. The Company also could be adversely affected if unexpected maintenance or repairs are required for either of the custom configured ramp systems the Company uses. Although its vessels are insured for loss, the Company does not maintain business interruption insurance and the Company’s vessel insurance might not be high enough to build replacement vessels. Accordingly, the Company cannot assure that the loss of, damage to or significant required repair to any of its vessels or port facilities in the future would not have a material adverse effect on its cash flow.

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

The Jones Act provides that all vessels operating between ports in the United States, including the noncontiguous areas of Puerto Rico, Alaska and Hawaii, must be built, owned, operated and crewed substantially by U.S. citizens. The Company cannot assure that the Jones Act will not be repealed or amended in the future. If the Jones Act was to be repealed or substantially amended and, as a consequence, competition was to increase in the Puerto Rico market, the Company’s business and cash flow could be adversely affected.

Changes in tax laws or the interpretation thereof, adverse tax audits and other tax matters related to the Company’s tonnage tax election or such tax may adversely affect future results.

The Company has elected to be taxed according to the tonnage tax instead of the federal corporate income tax on income from its qualifying shipping activities since the 2007 federal tax year. Changes in tax laws or the interpretation thereof, adverse tax audits, and other tax matters related to such tax election or such tax may adversely affect the Company’s future results.

We are susceptible to severe weather and natural disasters.

Our operations are vulnerable to disruption as a result of weather and natural disasters such as bad weather at sea as well as hurricanes and earthquakes. Such events will interfere with our ability to provide the on-time scheduled service our customers demand resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with our terminal operations, and may cause significant damage to our vessels and ramps, loss or damage to containers, cargo and other equipment and loss of life or physical injury to our employees. Terminals on the east coast of the continental U.S. and in the Caribbean are particularly susceptible to hurricanes. Any damage caused by natural disasters may not be fully covered by insurance.

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

Our future success will depend, in significant part, upon the services of our Chief Executive Officer, our Executive Vice President and General Counsel, our Chief Financial Officer and our other officers. The loss of the services of any of these executive officers could adversely affect our future operating results because of such officers’ experience and knowledge of our business and customer relationships. We do not maintain key person insurance on any of our executive officers.

We are subject to, and may in the future be subject to legal disputes that could have a material adverse effect on us.

The nature of our business exposes us to the potential for legal disputes from time to time relating to labor and employment matters, personal injury and property damage, environmental matters and other matters, as discussed in the other risk factors disclosed in this Form 10-K. In addition, as a common carrier, our tariffs, rates, rules and practices in dealing with our customers are governed by extensive and complex foreign, federal, state and local regulations which are the subject of administrative and/or judicial proceedings from time to time. These proceedings, individually or collectively, could harm our business by distracting our management from the operation of our business. Additionally, these proceedings, individually or collectively, could involve significant expenditures by us or result in significant changes to our tariffs, rates, rules and practices in dealing with our customers that could have a material adverse effect on our future revenue and profitability.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

Our debt agreements contain customary covenants and financial tests, including compliance with certain financial ratios under certain circumstances. These covenants could limit our operational flexibility and our acquisition activities. Moreover, if we breach any of the covenants and did not cure the breach within the applicable cure period, we could be forced to repay the debt immediately, even in the absence of a payment default. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

OFFICE FACILITIES

Trailer Bridge is headquartered in Jacksonville, Florida, where it owns a 20,500 square foot office building adjacent to its truck operations center. This facility allows its Jacksonville personnel to be centralized in one location. The office building has also been designed so that additions can be constructed to serve the Company’s future needs. The truck operations center property consists of 27 acres near Interstate 95, approximately 2 miles from the Company’s marine terminal on Blount Island. In addition to the office building, the property includes an 11,400 square foot tractor maintenance shop where preventative maintenance and repairs are performed, as well as, a trailer washing facility, drivers’ lounge and parking space for tractors and trailers.

The Company maintains small sales office facilities in Miami, Florida, Charlotte, North Carolina, Chicago, Illinois, Cleveland, Ohio, Shrewsbury, New Jersey, Atlanta, Georgia and Santiago, Dominican Republic that are utilized by sales personnel. The Company also rents a 2,600 square foot office in San Juan where its Puerto Rico administrative and sales personnel are based.

PORT FACILITIES

The Company utilizes port facilities in Jacksonville and San Juan where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck.

Trailer Bridge’s marine terminal in Jacksonville is located on Blount Island and consists of a berthing area and approximately 30 acres leased from the Jacksonville Port Authority. The lease, which expires in 2013, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. Included in the lease is a triple deck loading ramp funded by the Jacksonville Port Authority that the Company uses to load and unload its triple-deck ro/ro barges. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume with a minimum guarantee of approximately $1.9 million per year.

The Company’s marine terminal in San Juan consists of two berthing areas and 36 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo-handling services. In addition to the area designated for parking containers and vehicles, the Company has on-site offices for its management personnel, two designated gate areas for receiving and delivery of loaded containers and vehicles, a roadability area for checking equipment, a three-story loading ramp for working the triple deck ro/ro barges and a maintenance area for servicing our equipment. The stevedoring services agreement calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. This agreement expires November 30, 2010, with renewals at the Company’s option until October 23, 2026. The Company believes its present port facilities combined with the additional San Juan land lease are sufficient for its current and future operations. See - Part I – Item 1. “Business RAMP STRUCTURES.”

Trailer Bridge operates in the port of Puerto Plata in the Dominican Republic within the public container terminal operated by the Puerto Plata Port Authority. The Port Authority has set aside an exclusive secured area for parking Trailer Bridge loads and equipment and provides full-time security personnel in this area. The vessel and terminal operations are managed by Ageport, an operating agent, under the direction of a Trailer Bridge manager.

The Company believes that all of its facilities and equipment are in good condition, well maintained and able to support its current operations. For additional information concerning the Company’s properties, see the information concerning its fleet of vessels and certain other properties as set forth in Part I – Item 1. “Business.”

A substantial portion of the Company’s property and vessels are pledged as collateral for the Company’s long-term debt.

Item 3. Legal Proceedings

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the DOJ seeking documents and information relating to a criminal grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made document submissions to the DOJ in response to the subpoena. To date, neither the Company nor any of its employees has been charged with any wrongdoing in this investigation and we will continue to cooperate with government officials.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed at least 41 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and the Company. The Company intends to continue its vigorous defense of these actions. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes. Plaintiffs’ lead counsel has filed a number of amended class action complaints under seal. The Company filed a motion to dismiss that complaint with the court. That motion has been fully briefed and argued and the parties are awaiting a ruling by the Court.

In June 2009, Horizon Lines and its related companies entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. The settlement agreement is subject to Court approval and is subject to various objections. In December 2009, the Court heard arguments related to the approval of the settlement and has set this matter for further argument on April 6, 2010. Additionally, Crowley Liner Services and its related entities have entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying liability for the underlying claims. The Court is expected to hear argument related to the approval of the Crowley Settlement on April 6, 2010 as well. It is not clear what, if any, impact the settlements, if approved, will have on further prosecution of the MDL 1960. The Company is not a party to either of the settlements.

On October 9, 2009, the Company received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. The Company has indicated to the Puerto Rican authorities that it will cooperate fully with this investigation and has provided requested documents to such authorities.

Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three-month periods ended December 31, 2009, and 2008, costs were approximately $676,000 and $341,000, respectively. During the twelve month periods ended December 31, 2009, and 2008, costs were approximately $1,728,000 and $1,464,000, respectively.

On October 15, 2009, the Company commenced legal action against its insurer for a judicial declaration that the insurer owes and has breached its duty to defend the Company in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case is in the Middle District of Florida, Jacksonville Division, and is captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. Discovery has not commenced. The Company and defendant insurer have cross-moved for partial summary judgment on the “duty to defend” issue. No hearing date has been set and the motions’ outcomes cannot be predicted with certainty.

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

Item 4. Removed and Reserved

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Market, under the NASDAQ symbol “TRBR”.

The following table represents the high and low bid quotations for the past two years as reported on the NASDAQ Global Market:

2009	High	Low

First Quarter	$4.68	$1.73
Second Quarter	$5.68	$2.29
Third Quarter	$5.86	$3.90
Fourth Quarter	$6.17	$3.85

2008	High	Low

First Quarter	$12.48	$8.00
Second Quarter	$9.44	$5.05
Third Quarter	$7.00	$4.98
Fourth Quarter	$6.09	$3.61

The Company has paid no dividends since its inception and does not anticipate doing so in the foreseeable future. Certain of the Company’s loan documents prevent the payment of cash dividends under certain circumstances.

As of March 26, 2010 there were 88 stockholders of record.

The closing price for the common stock on March 26, 2010 was $5.05.

The following table sets forth information about the Company’s equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by securities holders	1,533,822	$4.91	(110,146	)*

Equity compensation plans not approved by securities holders	—	—	—

Total	1,533,822	$4.91	(110,146	)*

*	Amendments to both the Company’s Stock Incentive Plan and Non-Employee Director Plan to increase the number of shares authorized for issuance by 325,000 and 175,000, respectively, are subject to shareholder approval at our 2010 annual meeting of shareholders.

On December 29, 2009, the Board of Directors authorized the repurchase of up to $1.0 million of the Company’s common stock. Under this program, stock repurchases may be made in the open market or through privately negotiated transactions beginning on December 30, 2009. The timing and actual number of shares repurchased will depend on market conditions and other factors. The stock repurchase program, which will expire on December 30, 2010, unless extended by the Board of Directors, may be commenced or suspended at any time without prior notice.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight by water to and from Puerto Rico, the Dominican Republic and the continental United States through its terminal facility in Jacksonville, Florida. The Company also earns revenue from the movement of freight within the continental United States when such movement complements its core business of moving freight to and from Puerto Rico and the Dominican Republic. The Company also earns revenue from chartering its vessels that are not in liner service to third party operators. The Company’s operating expenses consist of the cost of the equipment, labor, facilities, fuel, inland transportation and administrative support necessary to move freight to and from Puerto Rico, the Dominican Republic and within the continental United States. During 2009, the Company experienced an improvement in operating income and the resulting operating ratio compared to 2008, primarily due to decreased fuel expense. Fuel expense decreased due to lower fuel prices as well as decreased consumption as a result of one less TBC in liner service during the first half of 2009.

RESULTS OF OPERATIONS

The following table sets forth the indicated items as a percentage of net revenues for the years ended December 31, 2009, 2008 and 2007.

Operating Statement - Margin Analysis

(% of Operating Revenues)

	2009	2008	2007

Operating Revenues	100.0%	100.0%	100.0%

Salaries, wages, and benefits	15.8	13.8	14.4
Purchased transportation and other rent	22.3	25.2	24.4
Fuel	12.9	21.4	16.2
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	21.6	19.7	19.8
Dry-docking	0.8	0.7	—
Taxes and licenses	0.5	0.4	0.4
Insurance and claims	2.7	2.4	2.8
Communications and utilities	0.6	0.6	0.6
Depreciation and amortization	5.4	4.6	4.9
Loss on sale of property & equipment	—	0.2	—
Other operating expenses	6.3	5.8	4.3

Total Operating Expenses	88.9	94.8	87.8

Operating income	11.1	5.2	12.2
Net interest expense	(8.9)	(7.6)	(8.3)
Gain on debt extinguishment	0.1	—	—
Benefit (provision) for income taxes	—	—	(4.1)

Net income (loss)	2.3%	(2.4)%	(0.2)%

Year ended December 31, 2009, Compared to Year ended December 31, 2008

The Company’s operating ratio, or operating expenses expressed as a percentage of revenues, improved from 94.8% in 2008 to 88.9% in 2009. This change is explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units from 2008 to 2009:

Volume & Revenue Changes 2009 Compared to 2008

Overall
Volume Percent Change:
Total Equivalent Units	(4.2)%

Revenue Change (in millions):
Core Service Revenue	$(7.3)
Other Revenues	(11.4)

Total Revenue Change	$(18.7)

The decrease in revenues is primarily due to a decrease in overall container and trailer as well as auto volumes. The decrease in other revenue is primarily due to decreases in fuel surcharges partially offset by an increase in charterhire revenue resulting from more vessels chartered in 2009 when compared to 2008.

Vessel capacity utilization southbound was 87.5% during 2009, compared to 86.3% during 2008. Southbound container and trailer volume decreased but vessel capacity utilization increased due to one less TBC vessel in liner service during the first and second quarter of 2009. Vessel capacity utilization northbound was 29.4% during 2009, compared to 24.4% during 2008. This change was primarily due to increased northbound volumes combined with decreased vessel capacity.

The decrease in other revenues is primarily attributable to a decrease in fuel surcharge revenue during 2009, which decreased to $14.0 million from $26.1 million in 2008. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.7 million in 2009 compared to $1.1 million in 2008. Total charterhire revenue amounted to $5.6 million in 2009 and $4.0 million in 2008. Charterhire is rental revenue for vessels not in use in a liner service. Security charges are charges to cover the Company’s additional expenses required to ensure the safety of the shipper’s cargo. These charges amounted to $1.8 million in 2009 compared to $2.1 million in 2008.

Operating expenses

Operating expenses decreased by $24.5 million, or 19.4% from $126.1 million for 2008 to $101.6 million for 2009. This decrease was due primarily to lower inland and marine variable costs due to lower volumes and decreases in the market price of fuel. Fuel expenses in 2009 decreased $13.7 million, or 48.2%, due to significant decreases in the market price of fuel combined with decreased consumption due to one less TBC in liner service during half of the year in 2009 when compared to 2008. Rent and purchased transportation decreased by $8.1 million or 24.2% due partially to tug charter rent for an additional TBC in service during the first half of 2008 and decreases in cargo volumes and fuel related components of inland purchased transportation. Operating and maintenance expense decreased $1.5 million or 5.7% primarily due to decreased stevedoring moves related to the overall decrease in volume. Other operating expenses decreased $0.6 million due to a decrease in uncollectible revenue expense and finance fees and charges. As a result, the Company’s operating ratio of revenue compared to expenses improved during 2009, at 88.9% as compared to 94.8% during 2008.

Interest Expense

Interest expense remained fairly consistent at $10.4 million in 2008 and 2009. During the third quarter of 2009, the Company repurchased, with cash, $1.5 million (face amount) of its 9.25% Senior Secured Notes in open market transactions. The aggregate principal outstanding on the 9.25% Senior Secured Notes following the Company’s purchases was $83.5 million. This decrease in principal caused a slight decrease in interest expense in the fourth quarter of 2009. The Company’s 9.25% Senior Secured Notes mature on November 15, 2011, with interest payable semi-annually on each May 15 and November 15.

As a result of the factors described above, the Company reported net income of $2.6 million or $0.22 per share, basic and diluted, for the year ended December 31, 2009, compared to a net loss of $3.2 million or $0.27 per share, basic and diluted, for the year ended December 31, 2008.

Income Taxes

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes. For federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company determined that it would be making the election to be taxed under the tonnage tax regime on its 2007 federal tax return. As a result, it was more likely than not that the Company would not be able to utilize its deferred tax asset. Therefore during the second quarter of 2007, the deferred tax asset was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset at December 31, 2009 and 2008 of approximately $279,000 represents primarily the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended. The 2008 election of the tonnage tax was made in connection with the filing of the Company’s 2007 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this tax treatment. The Company is accounting for this election as a change in status of its qualifying shipping activities. As a result of the change in status, federal deferred tax assets and liabilities, including approximately $85 million of federal NOL’s, which were previously offset by a valuation allowance, have been suspended. It cannot be assured that there will not be future efforts to repeal all, or any portion of, the tonnage tax as it applies to our shipping activities. The federal 2009 tax expense under the tonnage tax method is estimated to be $28,000 which could not be offset by the Company’s existing NOL’s under the tonnage tax regime.

Year ended December 31, 2008, Compared to Year ended December 31, 2007

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, deteriorated from 87.8% in 2007 to 94.8% in 2008. This change is more fully explained under the operating expenses caption set forth below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units, by sailing route and freight carried from 2007 to 2008:

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

Operating expenses

Operating expenses increased by $24.1 million, or 23.7% from $101.9 million for 2007 to $126.1 million for 2008. This increase was due primarily to fuel expenses in 2008, which increased $9.7 million, or 51.2%, due to increased consumption related to the Dominican Republic service that started in August of 2007 and increases in fuel prices. Most other operating expenses of the Company increased as well during 2008 as a result of additional volume and an additional bi-weekly sailing to the Dominican Republic during the first half of 2008. That extra TBC was removed from liner service in the second half of 2008 due to increased fuel prices. Salaries and benefits increased by $1.6 million or 9.8% primarily due to salary increases and a one-time compensation charge of $0.8 million related to the departure of the Company’s previous Chief Executive Officer John D. McCown. This increase in salaries and benefits was partially offset by a decrease in incentive based compensation. Rent and purchased transportation increased by $5.3 million or 18.7% due partially to tug charter related to the additional TBC in service during the first half of 2008 to service the Dominican Republic and increased inland purchased transportation related to increases in volume. Operating and maintenance expense increased $4.1 million or 18.0% primarily due to increased terminal costs related to the overall increase in volume and an increase in expenses related to the Company’s stevedores. Depreciation and amortization expense increased by $0.5 million or 9.2% due to the Company’s purchase of containers and chassis in 2007 that were depreciated for a full year in 2008. Other operating expenses increased $2.5 million due to an increase in legal fees and an increase in security expenses during 2008. The increase in legal fees was primarily the result of the DOJ investigation that began on April 22, 2008. During 2008, legal expenses related to this investigation were $1.5 million. As a result, the Company’s operating ratio of expenses compared to revenue was higher during 2008, at 94.8% as compared to 87.8% during 2007.

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

Income Taxes

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes. For federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company determined that it would be making the election to be taxed under the tonnage tax regime on its 2007 federal tax return. As a result, it was more likely than not that the Company would not be able to utilize its deferred tax asset. Therefore during the second quarter of 2007, the deferred tax asset was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset at December 31, 2008 of approximately $279,000 represents primarily the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended. The 2008 election of the tonnage tax was made in connection with the filing of the Company’s 2007 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this tax treatment. The Company is accounting for this election as a change in status of its qualifying shipping activities. As a result of the change in status, federal deferred tax assets and liabilities, including approximately $85 million of federal NOL’s, which were previously offset by a valuation allowance, have been suspended. It cannot be assured that there will not be future efforts to repeal all, or any portion of, the tonnage tax as it applies to our shipping activities. The 2008 federal tax expense under the tonnage tax method was approximately $28,000 which can not be offset by the Company’s existing NOL’s under the tonnage tax regime.

DIVIDENDS

The Company has not declared or paid dividends on its common stock since its inception.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $9.8 million in 2009 compared to net cash provided by operating activities of $4.4 million in 2008. This represented an increase of $5.4 million, which resulted partially from net income in 2009 compared to a net loss in 2008. The increase in cash provided by operating activities was also partially the result of a decrease in accounts receivable of $5.0 million as a result of improved collections and a decrease in accrued liabilities of $3.7 million as a result of lower operating expenses. Net cash used in investing activities was $1.8 million in 2009 compared to net cash used in investing activities in 2008 of $2.0 million. This $0.2 million decrease from 2008 was due to a reduction in cash outlays on purchases of equipment in 2009. Net cash used in financing activities was $4.2 million in 2009 compared to net cash provided by financing activities of $2.9 million in 2008 representing a decrease of $7.1 million. This change was primarily the result of drawing an additional $5.4 million on the Wachovia term loan to finance the purchase of new roll-door containers in the fourth quarter of 2008. The repayments of the additional Wachovia term loan along with the retirement of $1.5 million of the Company’s 9.25% Senior Secured Notes in the third quarter of 2009 contributed to increased debt payments in 2009. The Company made $1.0 million in additional purchases of its Senior Secured Notes in the first quarter of 2010. At December 31, 2009, the Company had cash of $11.0 million and working capital of $12.5 million.

Net cash provided by operating activities was $4.4 million in 2008 compared to net cash provided by operating activities of $12.0 million in 2007. This represented a decrease of $7.6 million, which resulted partially from additional net losses in 2008 compared to 2007. Net cash used in investing activities was $2.0 million in 2008 compared to net cash used in investing activities in 2007 of $19.7 million. This $17.7 million decrease from 2007 was due to large cash outlays on purchases and upgrades of containers and chassis during 2007. Net cash provided by financing activities was $2.9 million in 2008 compared to net cash provided by financing activities of $2.8 million in 2007 representing an increase of $0.1 million. This change was primarily the result of drawing an additional $5.4 million on the Wachovia term loan to finance the purchase of new roll-door containers. This increase in borrowings was slightly offset by an increase in principle payments on debt made in 2008. At December 31, 2008, the Company had cash of $7.2 million and working capital of $10.0 million.

The Company’s revolving credit facility with Wachovia, as amended, provides for a maximum availability of $10 million and expires in April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At December 31, 2009, there were no advances drawn on this credit facility. During the fourth quarter of 2008, the Company amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of December 31, 2009, the Company had $7.8 million available under this facility as calculated by the borrowing base formula and therefore was not subject to the financial covenants.

The Company has access to a term loan that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At December 31, 2009, approximately $7.5 million was drawn on this loan to fund previous equipment purchases. This term loan is collateralized by eligible new equipment with a carrying value of $15.3 million at December 31, 2009.

The Company’s $83.5 million 9.25 % Senior Secured Notes mature on November 15, 2011. Interest on the notes is payable semi-annually on each May 15 and November 15. Prior to November 15, 2008, the Company had the option to redeem some or all of the notes at a make-whole premium. After November 15, 2008, the Company may redeem the notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, places restrictions (as defined) on the Company’s ability to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinated debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets. The Company is currently is working on refinancing these notes.

During the third quarter of 2009, the Company repurchased, with cash, $1.5 million (face amount) of its 9.25% Senior Secured Notes in open market transactions. The Company’s 9.25% Senior Secured Notes mature on November 15, 2011, with interest payable semi-annually on each May 15 and November 15. The aggregate principal outstanding on the 9.25% Senior Secured Notes following the Company’s purchases is $83.5 million. For the period ended December 31, 2009, the repurchase of these notes resulted in a gain on extinguishment of debt of $132,500. The Company purchased an additional $1 million of Senior Secured Notes, at par value, in the first quarter of 2010.

The Company has outstanding two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds Due September 30, 2022 and 6.52% Sinking Fund Bonds Due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended (the “Title XI Bonds”). The aggregate principal amount of the Title XI Bonds outstanding at December 31, 2009, was $16.1 million. The Company is required to make deposits based on adjusted earnings of the Company. During 2008 and 2009, the Company made no deposits into a reserve fund that secures the Title XI Bonds. As of December 31, 2009, the balance of this reserve fund was approximately $4.2 million. The Company expects to make another deposit into this fund during 2010 based upon its 2009 net income.

As of December 31, 2009, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI Bond covenants relating to certain leverage ratios. The provisions of the Title XI Bond covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States. If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI Bond covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of the U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI of the Merchant Marine Act of 1936, as amended, and liens incurred in the ordinary course of business. As of December 31, 2009, the Company was in compliance with such restrictions.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as of December 31, 2009.

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

Revenue Recognition. In accordance with Accounting Standards Codification (“ASC”) 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period” the Company recognizes voyage revenue ratably over the duration of a voyage based on the relative transit time in each reporting period commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. Fuel and other surcharges, demurrage and charterhire revenue are included in our revenues. Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. Charter hire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of our customers. These amounts are computed daily and included in “Operating Revenue.”

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

Repairs and Maintenance. The Company expenses repairs and maintenance as incurred. Every five years the Company’s vessels are required to go through regulatory dry-docking. The Company elected, in a prior year, to account for its dry-docking costs using the expense-as-incurred method as opposed to the defer-and-amortize method predominantly used by the Company’s industry peer group. The Company elected the expense-as-incurred method for accounting for these required regulatory dry-docking costs as it is the method preferred by the Securities and Exchange Commission. Using the expense-as-incurred method, the Company recorded dry-docking expenses of $958,491, $972,113, and $4,544, in the years ended December 31, 2009, 2008 and 2007, respectively. Had the Company used the defer-and-amortize method such expenses would have been amortized over the five year period between regulatory dry-dockings.

Impairment Of Long-Lived Assets. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to our carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected operating cash flows, replacement costs of such assets, business plans and overall market conditions. The Company determines undiscounted projected net operating cash flows and compares it to the carrying value. In the event that impairment occurred, the Company would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. The Company estimates fair value primarily through the use of appraisals or other valuation techniques. The Company recognized no impairments in 2007, 2008 or 2009.

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

Income taxes. The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its Alternative Minimum Taxable (AMT) income with its net operating loss carryforwards (NOL’s) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company made the election to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to 2009 under the tonnage tax method is estimated to be approximately $28,000. The remaining deferred tax asset of approximately $279,000 represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement 109” (“FIN 48”) (included in ASC 740-10, “Income Taxes”) prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under ASC 740-10, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

The Company performed a review of its uncertain tax positions and concluded that there were no significant adjustments required related to uncertain tax positions as of December 31, 2009 and 2008. The Company has no accrued interest expense or penalties related to unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense. The Company does not believe there will be any material changes in its unrecognized position over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and each state jurisdiction in which it operates which imposes an income tax. The Company has not been subject to Internal Revenue Service (IRS) examination of its federal income tax returns. The Company is not currently involved in any state income tax examination.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with less management judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited financial statements and notes there to which begin on page 33 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168 (Accounting Standards Codification (“ASC”) 105), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162”. This statement become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Following this statement, the FASB will issue new standards in the form of Accounting Standard Updates (“ASU”). This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The issuance of FASB ASC 105 did not change accounting principles generally accepted in the United States of America (“GAAP”) and therefore the adoption of FASB ASC 105 affects only the specific references to GAAP literature.

In September 2006, the FASB issued SFAS No. 157 (ASC 820), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” For the Company, ASC 820 was effective for the fiscal year beginning after November 15, 2007; however, the FASB had deferred the implementation of the provision relating to non-financial assets and liabilities until January 1, 2009. The adoption of this statement had no material impact on the Company’s financial statements.

In April 2009, the FASB issued Financial Standards Position (“FSP”) No. 157-4 (ASC 820-10-65-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard had no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) No. 28-1 (ASC 825-10-65-1), “Interim Disclosures about Fair Value of Financial Instruments”, which require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. These standards are effective for financial statements used for periods ending after June 15, 2009. The adoption of these standards had no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2 (ASC 320-10-65-1), “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary-impairments of debt and equity securities in the financial statements. These standards are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these standards had no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 (ASC 855-10), “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”. This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities. This Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this standard had no material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Index to financial statements and schedule of Trailer Bridge, Inc.

See Note 15 to the financial statement for summarized quarterly financial data.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

Trailer Bridge, Inc.

Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailer Bridge, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Miami, Florida

March 30, 2010

TRAILER BRIDGE, INC.

BALANCE SHEETS

DECEMBER 31,

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$10,987,379	$7,216,283
Trade receivables, less allowance for doubtful accounts of $441,985 and $599,017	12,814,741	16,818,259
Prepaid and other current assets	2,444,337	1,883,942
Deferred income taxes, net	278,856	278,856

Total current assets	26,525,313	26,197,340

Property and equipment, net	84,891,922	89,304,822
Reserve fund for long-term debt	4,237,385	4,125,995
Other assets	2,862,911	3,704,490

TOTAL ASSETS	$118,517,531	$123,332,647

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,088,124	$5,259,355
Accrued liabilities	6,458,760	7,694,690
Unearned revenue	611,147	385,458
Current portion of long-term debt	3,874,700	2,874,700

Total current liabilities	14,032,731	16,214,203

Other accrued liabilities	55,556	414,910
Long-term debt, less current portion	103,170,528	108,545,228

TOTAL LIABILITIES	117,258,815	125,174,341

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 12,031,707 and 11,938,921 shares issued; 11,992,534 and 11,838,921 shares outstanding at December 31, 2009 and 2008, respectively	120,317	119,389
Treasury stock, at cost, 39,173 and 100,000 shares at December 31, 2009 and 2008, respectively	(156,692)	(400,000)
Additional paid-in capital	53,711,081	53,460,783
Capital deficit	(52,415,990)	(55,021,866)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,258,716	(1,841,694)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$118,517,531	$123,332,647

See accompanying summary of significant accounting policies and notes to the financial statements

TRAILER BRIDGE, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2009	2008	2007
OPERATING REVENUES	$114,302,750	$133,029,672	$116,152,794
OPERATING EXPENSES:
Salaries, wages, and benefits	18,078,564	18,345,791	16,702,856
Purchased transportation and other rent	25,464,549	33,582,188	28,284,876
Fuel	14,762,470	28,510,000	18,851,635
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	24,675,616	26,174,043	23,009,628
Dry-docking	958,491	972,113	4,544
Taxes and licenses	616,143	565,470	432,285
Insurance and claims	3,122,047	3,221,112	3,226,439
Communications and utilities	689,965	759,589	672,739
Depreciation and amortization	6,222,958	6,160,384	5,640,543
Loss on sale of property & equipment	33,144	232,397	55,421
Other operating expenses	6,948,168	7,546,744	5,064,093

	101,572,115	126,069,831	101,945,059

OPERATING INCOME	12,730,635	6,959,841	14,207,735

NONOPERATING (EXPENSE) INCOME:
Interest expense	(10,388,060)	(10,354,015)	(10,274,249)
Gain on debt extinguishment	132,500	—	—
Interest income	129,405	164,479	589,263

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	2,604,480	(3,229,695)	4,522,749

BENEFIT (PROVISION) BENEFIT FOR INCOME TAXES	1,396	(9,046)	(4,773,359)

NET INCOME (LOSS)	$2,605,876	$(3,238,741)	$(250,610)

PER SHARE AMOUNTS:

NET INCOME (LOSS) PER SHARE BASIC	$0.22	$(0.27)	$(0.02)

NET INCOME (LOSS) PER SHARE DILUTED	$0.22	$(0.27)	$(0.02)

WEIGHTED AVERAGE
SHARES OUTSTANDING	11,899,149	11,929,672	11,871,326

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	12,034,922	11,929,672	11,871,326

See accompanying summary of significant accounting policies and notes to the financial statements

TRAILER BRIDGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Capital Deficit	Total
	Shares	Amount	Shares	Amount

Balance January 1, 2007	11,787,787	$117,878	—	$—	$52,357,352	$(51,532,515)	$942,715

Net Loss	—	—	—	—	—	(250,610)	(250,610)
Compensation - Stock Options	—	—	—	—	397,239	—	397,239
Options Exercised	143,777	1,438	—	—	322,053	—	323,491

Balance December 31, 2007	11,931,564	119,316	—	—	53,076,644	(51,783,125)	1,412,835

Net Loss	—	—	—	—	—	(3,238,741)	(3,238,741)
Compensation - Stock Options	—	—	—	—	399,600	—	399,600
Options Exercised	7,357	73	—	—	(15,461)	—	(15,388)
Purchase of Treasury Stock	—	—	(100,000)	(400,000)	—	—	(400,000)

Balance December 31, 2008	11,938,921	119,389	(100,000)	(400,000)	53,460,783	(55,021,866)	(1,841,694)

Net Income	—	—	—	—	—	2,605,876	2,605,876
Compensation - Stock Options	—	—	—	—	398,867	—	398,867
Options Exercised	92,786	928	—	—	(155,261)	—	(154,333)
Issuance of Treasury Stock to CEO	—	—	60,827	243,308	6,692	—	250,000

Balance December 31, 2009	12,031,707	$120,317	(39,173)	$(156,692)	$53,711,081	$(52,415,990)	$1,258,716

See accompanying summary of significant accounting policies and notes to the financial statements

TRAILER BRIDGE, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2009	2008	2007
Operating activities:
Net income (loss)	$2,605,876	$(3,238,741)	$(250,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,222,958	6,160,384	5,636,298
Amortization of loan costs	866,930	745,439	747,479
Non-cash stock compensation expense	398,867	399,600	397,239
Provision for doubtful accounts	1,038,210	913,009	1,662,918
Deferred tax (benefit) expense	(29,396)	(93,776)	4,666,761
Loss on sale of property and equipment	33,144	232,397	55,421
Gain on extinguishment of debt	(132,500)	—	—
Decrease (increase) in:
Trade receivables	2,965,307	(1,936,734)	(1,381,282)
Prepaid and other current assets	(560,396)	835,580	(343,050)
Other assets	(131,488)	(38,579)	(298,176)
(Decrease) increase in:
Accounts payable	(2,171,231)	(1,698,434)	1,512,984
Accrued liabilities	(1,552,880)	2,165,174	(319,114)
Unearned revenue	225,688	(61,316)	(118,420)

Net cash provided by operating activities	9,779,089	4,384,003	11,968,448

Investing activities:
Purchases of property and equipment	(1,883,951)	(2,094,797)	(19,820,356)
Proceeds from sale of property and equipment	64,890	181,761	347,666
Additions to other assets	—	(124,058)	(261,325)

Net cash used in investing activities	(1,819,061)	(2,037,094)	(19,734,015)

Financing activities:
Payments on borrowing from affiliate	—	—	(888,132)
Cash proceeds from note payable	—	5,433,030	4,561,760
Principal payments on notes payable	(4,284,599)	(2,080,803)	(1,208,902)
Exercise of stock options	(154,333)	(15,388)	323,491
Purchase of treasury stock	—	(400,000)	—
Reissuance of treasury stock to CEO	250,000	—	—

Net cash (used in) provided by financing activities	(4,188,932)	2,936,839	2,788,217

Net increase (decrease) in cash and cash equivalents	3,771,096	5,283,748	(4,977,350)
Cash and cash equivalents, beginning of the period	7,216,283	1,932,535	6,909,885

Cash and cash equivalents, end of the period	$10,987,379	$7,216,283	$1,932,535

Supplemental cash flow information:

	2009	2008	2007
Cash paid for interest	$10,438,563	$10,363,998	$10,265,131

Cash paid for income taxes	$21,670	$85,901	$—

See accompanying summary of significant accounting policies and notes to the financial statements

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Trailer Bridge, Inc. (the “Company”) is a domestic trucking and marine transportation company with contract and common carrier authority. Highway transportation services are offered in the continental United States, while marine transportation is offered between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. The Company also earns revenue from chartering its vessels that are not in liner service to third party operators.

Cash and Cash Equivalents - The Company considers cash on hand and all highly liquid amounts on deposit with financial institutions with original maturities of three months or less to be cash equivalents. Some of the amounts on deposit with financial institutions may exceed FDIC limits.

Allowance for Doubtful Accounts - The Company records a monthly provision based on specific known collectability problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, and adjusts the provision account each quarter. It is the Company’s policy to write off receivables once it is determined that additional efforts of collection will not result in the collection of the receivable.

Property and Equipment - Property and equipment are carried at cost. Property and equipment are depreciated to their estimated salvage values on a straight-line method based on the following estimated useful lives:

Years
Buildings and structures	40
Office furniture and equipment	6-10
Leasehold improvements	2-12
Freight equipment:	4-40
Vessels	20-40
Tractors	4
Containers, Chassis and Vehicle Transport Modules® (“VTM’s”)	18-22
Trailers	12

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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Revenue Recognition and Classification - In accordance with Accounting Standard Codification (“ASC”) 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period,” the Company recognizes voyage revenue ratably over the duration of a voyage based on the relative transit time in each reporting period commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. Net demurrage and charterhire revenue are included in the Company’s revenues. Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. Charterhire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of its customers. These amounts are computed daily and included in “Operating Revenue.” The Company has in place fuel surcharges that are stipulated in the Company’s tariff at predetermined levels based upon the price of fuel. The fuel surcharge is distinguished from freight revenues and is reported in the Company’s operating revenues. The fuel surcharge was approximately $14.0 million, $26.1 million, and $17.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes – Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement 109” (“FIN 48”) (included in ASC 740-10, “Income Taxes”) prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under ASC 740-10, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

Earnings Per Share - Basic earnings per share (“EPS”) is computed by dividing earnings applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could participate in the earnings.

The following table reconciles weighted average common shares outstanding used in basic and dilutive earnings per share calculations for the years ended December 31, 2009, 2008 and 2007:

	For years ended December 31,
	2009	2008	2007
Basic weighted average common shares outstanding	11,899,149	11,929,672	11,871,326

Effect of dilutive securities:
Common stock issuable upon the exercise of stock options	135,773	—	—

Dilutive weighted average common shares outstanding	12,034,922	11,929,672	11,871,326

Options to purchase 1,171,664, 383,564, and 1,096,986 shares of the Company’s common stock were excluded from the calculation of diluted EPS as their effect would be anti-dilutive during the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation – ASC 718-10 “Compensation – Stock Compensation” requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. The Company adopted ASC 718-10 using the modified prospective method effective January 1, 2006, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For the

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

years ended December 31, 2009, 2008, and 2007 compensation expense in the amounts of $398,867, $399,600, and $397,239, respectively, were recorded as part of salaries, wages, and benefits in the statement of operations.

Advertising Costs - The Company’s advertising costs are expensed as incurred and recorded as part of other operating expenses in the statement of operations. Advertising costs for the years ended December 31, 2009, 2008, and 2007 were $38,955, $27,530, and $120,369, respectively.

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

Reclassification - Certain prior period’s amounts in the financial statements have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements - In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168 (Accounting Standards Codification (“ASC”) 105), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162”. This statement become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Following this statement, the FASB will issue new standards in the form of Accounting Standard Updates (“ASU”). This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The issuance of ASC 105 did not change accounting principles generally accepted in the United States of America (“GAAP”) and therefore the adoption of ASC 105 affects only the specific references to GAAP literature.

In September 2006, the FASB issued SFAS No. 157 (ASC 820), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” For the Company, ASC 820 was effective for the fiscal year beginning after November 15, 2007; however, the FASB had deferred the implementation of the provision relating to non-financial assets and liabilities until January 1, 2009. The adoption of this statement had no material impact on the Company’s financial statements.

In April 2009, the FASB issued Financial Standards Position (“FSP”) No. 157-4 (ASC 820-10-65-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard had no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) No. 28-1 (ASC 825-10-65-1), “Interim Disclosures about Fair Value of Financial Instruments”, which require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. These standards are effective for financial statements used for periods ending after June 15, 2009. The adoption of these standards had no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2 (ASC 320-10-65-1), “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary-impairments of debt and equity securities in the financial statements. These standards are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these standards had no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 (ASC 855-10), “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10 in the second quarter of 2009 and the adoption had no material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”. This update provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities. This Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this standard had no material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on the Company’s financial statements.

2. PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2009 and 2008 consist of the following:

	2009	2008
Vessels	$56,059,595	$55,894,395
Containers and trailers	36,823,014	35,362,448
Chassis	20,565,758	20,591,025
Tractors	5,140,289	5,202,270
Office furniture and equipment	4,019,555	4,001,763
Buildings and structures	2,797,668	2,789,835
VTM’s	2,461,437	2,461,437
Leasehold improvements	1,798,705	1,703,268
Land	1,254,703	1,254,703

	130,920,724	129,261,144
less: accumulated depreciation and amortization	(46,028,802)	(39,956,322)

	$84,891,922	$89,304,822

Depreciation and amortization expense on property and equipment was $6,222,958, $6,160,384, and $5,640,543, in 2009, 2008, and 2007, respectively.

3. TRANSACTIONS WITH RELATED PARTIES

On August 26, 2009, the Company’s Board of Directors appointed Ivy Barton Suter to serve as Chief Executive Officer. At that time Ms. Suter entered into an employment agreement with the Company for a

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

period of two years, which will be automatically extended for consecutive one-year periods provided neither party provides notice of termination sixty (60) days prior to expiration of the term. In addition, Ms. Suter purchased from the Company 60,827 shares of the Company’s treasury stock for $250,000 (based on the closing price of the Company’s common stock on the NASDAQ on August 26, 2009, of $4.11 per share)). The Company also granted Ms. Suter 500,000 shares of common stock options under the Incentive Stock Plan on August 26, 2009.

On December 17, 2008, the Company purchased 100,000 shares of the Company’s common stock from John D. McCown at $4.00 per share at which time the closing market price was $4.20 per share. This was in connection with Mr. McCown’s resignation as Chief Executive Officer of the Company on December 15, 2008. Mr. McCown’s employment agreement was amended so that the Company will pay his severance in equal installments over a 24-month period (instead of 50% in a lump sum within 30 days after separation from service). Mr. McCown continues to serve as a director of the Company. Approximately $830,000 was recorded in salaries, wages, and benefits in 2008 related to Mr. McCown’s severance agreement.

4. LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2009 and 2008:

	2009	2008
Senior secured notes maturing on November 15, 2011; Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2006. The notes accrue interest at 9.25 % per year on the principal amount. The notes are collateralized by a first priority lien with a carrying value of $37.6 million on two roll-on/roll-off barges, certain equipment and the Jacksonville, Florida office and terminal, including associated real estate.	$83,500,000	$85,000,000

Ship-financing bonds and notes (Title XI) maturing on March 30, 2023; payable in semi-annual installments of principal and interest; interest is fixed at 6.52%; collateralized by vessels with a carrying value of $12,803,656 at December 31,2009; amount is guaranteed by The United States of America under the Title XI Federal Ship Financing Program	10,055,574	10,800,432

Ship-financing bonds and notes (Title XI) maturing on September 30, 2022; payable in semi-annual installments of principal and interest; interest is fixed at 7.07%; collateralized by vessels with a carrying value of $8,234,650 at December 31, 2009; amount is guaranteed by The United States of America under the Title XI Federal Ship Financing Program	6,032,563	6,496,607

Wachovia term note maturing on April 23, 2012; payable in monthly installments of principal and interest; interest is calculated using the Prime rate on the first day of the month; collateralized by eligible new equipment with a carrying value of $15,346,485 at December 31, 2009. The interest rate on this note for the years ended December 31, 2009 and 2008 was equal to the Prime rate of 3.25% and 4.0%, respectively.	7,457,091	9,122,889

	$107,045,228	$111,419,928

Less current portion	(3,874,700)	(2,874,700)

	$103,170,528	$108,545,228

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(A) SENIOR SECURED NOTES

The $83.5 million in 9.25% Senior Secured Notes mature on November 15, 2011. Interest on the notes is payable semi-annually each May 15 and November 15. The notes are secured by a first priority lien for the benefit of the holders of the notes on our two ro/ro barges, certain equipment and our Jacksonville, Florida office and terminal, including associated real estate. The notes are subordinated to the Title XI debt collateralized by the TBC barges. After November 15, 2008, the Company may redeem the notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. Upon the occurrence of certain changes in control specified in the indenture governing the notes, the holders of the notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, places restrictions (as defined) on the Company’s ability to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinated debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets.

(B) SHIP FINANCING BONDS AND NOTES

In the first quarter of 2004, the Company received approval to reschedule principal payments over the remaining life of each Title XI Bond issue. As rescheduled, the Company’s semi-annual principal payments on each of the Title XI Bonds increased to $232,022 and $372,429 respectively. In addition, in connection with obtaining the consent of the Secretary of Transportation of the United States of America (the “Secretary”) to offer and sell senior secured notes, in December 2004 the Company deposited approximately $2.0 million into a reserve fund that secures the Title XI Bonds. As of December 31, 2009 and 2008, the Company did not comply with the financial covenants relating to certain leverage ratios contained in the Title XI debt agreements. The default provisions of the Title XI Bond covenants provide that, in the event of default, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary. The Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal operation and maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary under Title XI Bond and liens incurred in ordinary course of business. However, none of the foregoing restrictions will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied our obligation to make deposits into the reserve fund. In November 2004, the Company received permission from the Secretary to issue $85 million in Senior Secured Notes and to use the proceeds of this transaction to fund the acquisition of K Corp., former lessor of the Company’s ro/ro vessels, repay K Corp.’s indebtedness, repay our existing debts, and exercise certain equipment purchase options on equipment previously leased. As of December 31, 2009 and 2008, the Company has not performed any such restricted financial activities and therefore it is in compliance with such restrictions. The United States of America under the Title XI Federal Ship Financing Program guarantees the bonds.

According to the Title XI Bond debt agreement, the Company is required to make a deposit based on adjusted earnings as defined by the agreement into a reserve fund that secures the Title XI Bonds. The total amount held in deposit was $4.2 million and $4.1 million as of December 31, 2009 and 2008, respectively, which is included as a non-current asset in the balance sheet. Under certain circumstances, the Title XI Bond debt agreement requires an annual deposit until an amount equal to fifty percent of the outstanding balance is reached which is approximately $8.0 million as of December 31, 2009. Based on the adjusted earnings, as defined in the agreement, the Company did not have a deposit requirement in 2008 and 2007. The Company’s current deposit requirement based on adjusted earnings through December 2009 is approximately $0.4 million. This deposit will be made in 2010.

(C) WACHOVIA TERM LOAN

The Company has access to a term loan with Wachovia that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At December 31, 2009, approximately $7.5 million was outstanding which was drawn to fund previous equipment purchases. This term loan is collateralized by eligible equipment with a carrying value of $15.3 million at December 31, 2009.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(D) REVOLVING LINE OF CREDIT

The Company’s revolving credit facility with Wachovia, as amended, provides for a maximum availability of $10 million and expires April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At December 31, 2009, there were no advances drawn on this credit facility. During the fourth quarter of 2008, the Company and Wachovia amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of December 31, 2009, the Company had $7.8 million available under this facility as calculated by the borrowing base formula and therefore was not subject to any financial covenants.

Following are maturities of long-term debt at December 31, 2009:

2010	$3,874,700
2011	85,374,700
2012	2,874,700
2013	2,874,700
2014	2,002,800
Thereafter	10,043,628

$107,045,228

5. OPERATING LEASES

The Company has various operating lease agreements principally for land leases, office facilities, charterhire, tug charter and equipment. The Company also has a lease agreement with the Port Authority of Jacksonville, whereas, monthly rent is calculated based on the total tonnage shipped, with an annual minimum guarantee of approximately $1.9 million. During the years ended December 31, 2009, 2008, and 2007, the Company did not exceed the minimum tonnage under this lease agreement to require additional rent. In addition, the Company is responsible for all fuel costs associated with its tug charterhire agreements.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2009, are as follows:

2010	$6,567,187
2011	2,117,255
2012	1,880,794
2013	1,367,963

$11,933,199

Included in the amounts in the table above is tug charter hire of $3.7 million in 2010 and $0.2 million in 2011, respectively.

Rent expense for all operating leases, including leases with terms of less than one year, was $13,385,984, $14,531,028, and $13,839,875 for 2009, 2008, and 2007, respectively, and is recorded as a part of purchased transportation and other rent on the statement of operations. Included in the $13.4 million of rent expense for 2009 is $10.1 million related to tug charter hire, of which $5.1 million is directly related to chartering the tugs and approximately $5.0 million was related to the labor associated with the tug charters.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. OTHER ASSETS

Other assets consist of the following at December 31, 2009 and 2008:

	2009	2008

Debt issuance costs, net of accumulated amortization	$2,349,042	$3,117,034
Other	513,869	587,456

	$2,862,911	$3,704,490

Amortization expense for the years ended December 31, 2009, 2008, and 2007 was $971,561, $838,978, and $840,060, respectively, and is recorded as part of depreciation and amortization in the statement of operations.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2009 and 2008:

	2009	2008
Marine expense	$2,308,986	$3,454,775
Interest	1,263,006	1,313,508
Salaries and wages	1,509,601	815,650
Rent	259,864	932,574
Purchased transportation	191,764	391,310
Fringe benefits	256,683	270,678
Taxes	27,760	79,596
Other	641,096	436,599

	$6,458,760	$7,694,690

8. INCOME TAXES

The (provision) benefit for income taxes is comprised of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Current:
Federal	$(28,000)	$(29,000)	$—
State	—	113,729	(106,598)

	(28,000)	84,729	(106,598)

Deferred
Federal	(799)	(1,316)	(1,624,711)
State	37,763	24,143	113,635

	36,964	22,827	(1,511,076)
Valuation allowance increase	(7,568)	(116,602)	(3,155,685)

Total income tax benefit (provision)	$1,396	$(9,046)	$(4,773,359)

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Income tax (provision) benefit for the years ended December 31, 2009, 2008 and 2007 differs from the amounts computed by applying the statutory Federal corporate rate to income (loss) before (provision) benefit for income taxes. The differences are reconciled as follows:

	2009	2008	2007
Tax (provision) benefit at statutory Federal rate	$(885,523)	$1,098,097	$(1,537,710)
Qualifying shipping income	857,199	(1,128,856)
Increase in deferred tax asset valuation allowance	(7,568)	(116,602)	(3,155,685)
Nondeductible expenses	(3,869)	(4,298)	(75,460)
State income taxes	41,157	142,613	(4,504)

Total income tax benefit (provision)	$1,396	$(9,046)	$(4,773,359)

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

The components of the Company’s net deferred tax asset at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$2,245,891	$2,033,140
Employee stock option	32,643	19,124
Intangible Asset	4,644	5,581
Allowance for bad debts	12,066	14,376
Accrued vacation	7,008	6,496
Other	5,964	5,682

Gross deferred assets	2,308,216	2,084,399

Deferred tax liabilities:
Fixed asset basis	1,683,657	1,467,408

Gross deferred tax liabilities	1,683,657	1,467,408
Deferred tax asset valuation allowance	345,703	338,135

Net deferred tax asset	$278,856	$278,856

The Company has recorded deferred tax assets as reflected above. In assessing the ability to realize the deferred tax assets, management considers, whether it is more likely than not, that some portion, or the entire deferred tax asset will be realized. The ultimate realization is dependent on generating sufficient taxable income in future years.

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes. For federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company determined that it would be making the election to be taxed under the tonnage tax regime on its 2007 federal tax return. As a result, it was more likely than not that

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

the Company would not be able to utilize its deferred tax asset. Therefore during the second quarter of 2007, the deferred tax asset was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset at December 31, 2009 and 2008, of approximately $279,000 represents primarily the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended. The 2008 election of the tonnage tax was made in connection with the filing of the Company’s 2007 federal corporate income tax return and will also apply to all subsequent federal income tax returns unless the Company revokes this tax treatment. The Company is accounting for this election as a change in status of its qualifying shipping activities. As a result of the change in status, federal deferred tax assets and liabilities, including approximately $85 million of federal NOL’s, which were previously offset by a valuation allowance, have been suspended. It cannot be assured that there will not be future efforts to repeal all, or any portion of, the tonnage tax as it applies to our shipping activities. The federal 2009 and 2008 tax expense under the tonnage tax method was approximately $28,000, which could not be offset by the Company’s existing NOL’s under the tonnage tax regime.

In accordance with FIN 48, the Company performed a review of its uncertain tax positions and concluded that there were no significant adjustments required related to uncertain tax positions. The Company had no accrued interest expense or penalties related to unrecognized tax benefits as of December 31, 2009 and 2008. Interest and penalties, if incurred, would be recognized as a component of income tax expense. The Company does not believe there will be any material changes in its unrecognized position over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and each state jurisdiction in which it operates which imposes an income tax. The Company has not been subject to Internal Revenue Service (IRS) examination of its federal income tax returns. Filed federal tax returns for the years of 2006, 2007 and 2008 remain subject to examination by the IRS. The Company is not currently involved in any state income tax examination.

9. STOCKHOLDERS’ EQUITY

In 1997, the Company’s Board of Directors and stockholders authorized the establishment of an Incentive Stock Plan (the “Plan”). The purpose of the Plan is to promote the interests of the Company and its shareholders by retaining the services of outstanding key management members and employees and encouraging them to have a greater financial investment in the Company and increase their personal interest in its continued success. Since inception, the Company reserved 2,300,000 shares of common stock for issuance pursuant to the Plan to eligible employees under the Plan. All such reservations and amendments were made pursuant to shareholder approval. Awarded options that expire unexercised or are forfeited become available again for issuance under the Plan. The options vest equally over a period of five years and the maximum term for a grant is ten years. As of December 31, 2009, there was a deficit of 120,035 options available for grant under the Plan, as options for the 120,035 shares were issued in 2009 subject to stockholder approval increasing the authorized number of the shares available for issuance at our 2010 annual meeting.

In July 2000, the Company’s Board of Directors and its stockholders authorized the establishment of the Non-Employee Director Stock Incentive Plan (the “Director Plan”). The purpose of the Director Plan is to assist the Company in attracting and retaining highly competent individuals to serve as non-employee directors. The Company reserved 50,000 shares of common stock for issuance pursuant to the Director Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Director Plan. The exercise price per share of options granted under the Director Plan shall not be less than 100% of the fair market value of the common stock on the date of grant. Such options become exercisable at the rate of 20% per year beginning on the first anniversary date of the grant and the maximum term for a grant is ten years. As of December 31, 2009, there were 9,889 options available for grant under the Director Plan.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On January 9, 2008, April 23, 2009, August 26, 2009, and November 2, 2009 the Company granted options to purchase 96,500, 135,000, 500,000, and 325,000 shares of the Company’s common stock, respectively, under the Company’s Incentive Stock Plan. Using the Black-Scholes method, the assumptions used to calculate the fair value of those options granted during the twelve month periods ended December 31, 2009 and 2008 are as follows:

	2008	2009
	January 9, 2008	April 23, 2009	August 26, 2009	November 2, 2009
Expected Term	6.5 years	6.5 years	6.5 years	6.5 years
Volatility	45.98%	64.84%	65.13%	65.02%
Risk-free interest rate	3.40%	2.49%	3.09%	3.00%
Dividends	None	None	None	None

The weighted average fair value of options granted for the years ended December 31, 2009 and 2008 was $2.83 and $5.49, respectively.

A summary of option activity under the Company’s stock-based compensation plan at December 31, 2009 and during the year then ended is presented below:

	2009
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,093,250	$4.99
Granted	960,000	4.47
Exercised	(346,350)	6.46
Forfeited	(173,078)	6.51

Outstanding at end of year	1,533,822	$4.91	$1,091,657

Grants exercisable at year-end	507,182	$4.57	$702,657

Fair value of options granted during the year at the price of $2.83	$2,716,800

The intrinsic value of the options exercised during 2009, 2008, and 2007 was $545,546, $97,538, and $1,502,157, respectively.

The following table summarizes information about the outstanding options at December 31, 2009:

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Options Exercisable
2.84	182,830	Less than one year	182,830
2.88	179,328	2.4 years	179,328
8.61	200,664	6.9 years	129,724
10.90	58,500	8.1 years	15,300
3.44	87,500	9.3 years	—
4.26	500,000	9.7 years	—
5.22	325,000	9.9 years	—

	1,533,822		507,182

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the remaining non-exercisable options become exercisable and the related compensation expense is expected to be recognized in future years as follows:

	Options	Expense
2010	228,770	$782,097
2011	228,770	772,604
2012	193,300	554,986
2013	193,300	499,949
2014	182,500	349,183

	1,026,640	$2,958,819

During the first quarter of 2009, the Compensation Committee approved the use of the cashless exercise method for the Company’s Officer Group for the March 1999 options. This cashless transaction allows the aggregate spread of each holder’s options exercise minus relevant taxes to determine the number of shares issued to the holder. Each holder’s resulting tax liabilities were paid by the Company and reduced the Company’s Additional Paid in Capital Balance. This cashless method of exercise resulted in an aggregate of 34,841 shares being issued to the Officer Group upon exercise of 148,500 options to purchase common stock.

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

The total unamortized fair value of outstanding options at December 31, 2009 is $2,958,819.

10. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan, which covers substantially all employees in the United States. Participants are permitted to make contributions of up to 25% of their compensation not to exceed certain limitations. The Company makes matching contributions to the Plan at a rate not to exceed 3% of compensation as defined. The Company contributed approximately $0.2 million to the Plan during each of the years 2009, 2008 and 2007.

In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $22,000, $28,000, and $29,000 to the Plan during 2009, 2008, and 2007, respectively.

The Company has an Incentive Bonus Program and expensed $431,533 and $235,588 during 2009 and 2007, respectively, which is recorded as a part of salaries, wages, and benefits in the statement of operation. There were no Incentive Bonus expenses in 2008. Bonuses are based on the Company’s adjusted pre-tax income as defined in the Incentive Bonus Plan, which is approved by the Board of Directors.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. CONTINGENCIES

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a criminal grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made document submissions to the DOJ in response to the subpoena. To date, neither the company nor any of its employees has been charged with any wrongdoing in this investigation and we will continue to cooperate with government officials.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed at least 41 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and the Company. The Company intends to continue its vigorous defense of these actions. The actions allege that the defendants inflated prices in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes. Plaintiffs’ lead counsel has filed a number of amended class action complaints under seal. The Company filed a motion to dismiss that complaint with the court. That motion has been fully briefed and argued and the parties are awaiting a ruling by the Court.

In June 2009, Horizon Lines and its related companies entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. The settlement agreement is subject to Court approval and is subject to various objections. In December 2009, the Court heard arguments related to the approval of the settlement and has set this matter for further argument on April 6, 2010. Additionally, Crowley Liner Services and its related entities have entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying liability for the underlying claims. The Court is expected to hear argument related to the approval of the Crowley Settlement on April 6, 2010 as well. It is not clear what, if any, impact the settlements, if approved, will have on further prosecution of the MDL 1960. The Company is not a party to either of the settlements.

On October 9, 2009, the Company received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. The Company has indicated to the Puerto Rican authorities that it will cooperate fully with this investigation and has provided requested documents to such authorities.

Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three-month periods ended December 31, 2009, and 2008, costs were approximately $676,000 and $341,000, respectively. During the twelve month periods ended December 31, 2009, and 2008, costs were approximately $1,728,000 and $1,464,000, respectively.

On October 15, 2009, the Company commenced legal action against its insurer for a judicial declaration that the insurer owes and has breached its duty to defend the Company in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case is in the Middle District of Florida, Jacksonville Division, and is captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. Discovery has not commenced. The Company and defendant insurer have cross-moved for partial summary judgment on the “duty to defend” issue. No hearing date has been set and the motions’ outcomes cannot be predicted with certainty.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable and Accounts Payable - The carrying amounts of accounts receivable and accounts payable approximate fair value due to the relatively short maturities.

Long Term Debt - The fair value of the Senior Secured Notes are based on quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for other long-term debt. As of December 31, 2009, the estimated fair value of the Company’s long-term debt is less than the carrying values by approximately $429,922.

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

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to water, land and rail. The Company provides intermodal services to its customers from the continental United States to San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation. Revenue related to the Dominican Republic service for 2009, 2008, and 2007 was $10.5 million, $7.2 million, and $0.5 million, respectively.

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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter Ended	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Operating revenues	$25,340,915	$27,900,812	$30,325,952	$30,735,071
Operating income	1,801,606	3,207,883	4,122,135	3,599,011
Net (loss) income	(768,034)	656,693	1,708,442	1,008,775
Net (loss) income attributable to common shares	(768,034)	656,693	1,708,442	1,008,775
Net (loss) income per share -
basic	$(0.06)	$0.06	$0.14	$0.08
diluted	$(0.06)	$0.05	$0.14	$0.08

Quarter Ended	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Operating revenues	$30,409,242	$33,898,265	$35,413,471	$33,308,694
Operating income	692,080	2,208,752	2,610,285	1,448,724
Net (loss) income	(1,822,556)	(329,261)	34,444	(1,121,368)
Net (loss) income attributable to common shares	(1,822,556)	(329,261)	34,444	(1,121,368)
Net (loss) income per share -
basic	$(0.15)	$(0.03)	$—	$(0.09)
diluted	$(0.15)	$(0.03)	$—	$(0.09)

16. SUBSEQUENT EVENTS

On January 13, 2010, the Company completed its previously announced purchase of another $1.0 million (face amount) of its 9.25% Senior Secured Notes, at par value, in privately negotiated transactions. The Company’s 9.25% Senior Secured Notes mature on November 15, 2011, with interest payable semi-annually on each May 15 and November 15. The aggregate principal outstanding on the 9.25% Senior Secured Notes following the Company’s purchases is $82.5 million.

On January 19, 2010, the Company announced that it would expand its Dominican Republic sailings from every two weeks to weekly. The Company will provide this service utilizing its existing vessels that currently link the ports of Jacksonville, FL, San Juan, Puerto Rico, and Puerto Plata, Dominican Republic.

On January 15, 2010, the Company granted options to purchase 175,000 shares of the Company’s common stock under the Non-Employee Director Stock Incentive Plan subject to shareholders approval increasing the authorized number of shares available for issuance at our 2010 meeting.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED December 31, 2009

Allowance for Doubtful Accounts

Year	Balance at Beginning of the year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at end of year

2009	$599,017	$1,038,210	$(1,195,242)	$441,985
2008	$1,010,341	$913,009	$(1,324,333)	$599,017
2007	$864,875	$1,662,918	$(1,517,452)	$1,010,341

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – Integrated Framework” as of and for the year ended December 31, 2009. Based on our evaluation under the framework in “Internal Control – Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.

(d)	This annual report on Form 10-K does not include an attestation report of the Company’s registered certified public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered certified public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K for the year ended December 31, 2009.

Item 9B. Other Information

None

PART III

Incorporated by Reference

The information called for by Item 10 “Directors, Executive Officers and Corporate Governance of the Registrant”, Item 11 “Executive Compensation”, Item 12 “Security Ownership of Certain Beneficial Owners and Management”, Item 13 “Certain Relationships, Related Transactions and Director Independence” and Item 14 “Principal Accounting Fees and Services” is incorporated herein by this reference to the Company’s definitive proxy statement for its annual meeting of stockholders scheduled to be held on May 27, 2010 which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents Filed as Part of this Report

1.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2009, 2008 and 2007.

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

EXHIBIT INDEX

(Exhibits being filed with this Form 10-K)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Trailer Bridge, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002.)

3.2	Form of Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221) that became effective on July 23, 1997.)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant’s Common Stock

10.1#	Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221).)

10.2	United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and Restated March 30, 2004, in the amount of $10,515,000 (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.)

10.2.1	Fourth Supplement to Trust Indenture – Special Provisions dated as of March 30, 2004. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.)

10.2.2	United States Government Guaranteed Ship Financing Bond, 1997 Series II, Amended and Restated March 30, 2004, in the amount of $16,918,000 (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.)

10.2.3	Fourth Supplement to Trust Indenture – Special Provisions dated as of March 30, 2004. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.)

10.2.4	Third Amendment to Amended and Restated Title XI Reserve Fund and Financial Agreement dated as of December 1, 2004 by and between Trailer Bridge, Inc. and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.3	Agreement and Lease dated as of August 1, 1991 between the Registrant and the Jacksonville Port Authority (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221))

10.3.1	Amendment #5 to Exhibit B, Schedule of Fees and Charges (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221).)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

10.4#	Incentive Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221).)

10.4.1#	Form of Stock Option Award Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221).)

10.4.2#	Amendment No. 1 to Trailer Bridge, Inc. Stock Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.)

10.4.3#	Trailer Bridge, Inc. Non-Employee Director Stock Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.)

10.4.4#	Form of Non-Employee Director Stock Option Award Agreement (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.)

10.4.5#	Section 409A Amendments to Option Award Agreements (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008.)

10.4.6#	Section 409A Amendment to Non-Employee Director Stock Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008.)

10.4.7#	Section 409A Amendment to Stock Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008.)

10.4.8#	Amendment No. 2 to Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 21, 2006.)

10.4.9#	Amendment No. 3 to Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.)

10.4.10#	Amendment No. 4 to Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 27, 2009.)

10.5#	Amended and Restated Employment Agreement between Trailer Bridge, Inc. and William G. Gotimer, Jr. (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008.)

10.6	Loan and Security Agreement dated as of April 23, 2004 by and among Trailer Bridge, Inc., as Borrower, and Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders (Incorporated by reference the Company’s Form 10-K for the year ended December 31, 2003).

10.6.1	Amendment No. 2 to Loan and Security Agreement dated as of December 1, 2004, by and between Trailer Bridge, Inc., as Borrower, and Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

10.6.2	Amendment No. 8 to Loan and Security Agreement dated as of October 9, 2008, by and among Trailer Bridge, Inc., as Borrower, and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008.)

10.7	Indenture dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.1	Form of 9 1/4% Senior Secured Note due 2011 (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.2	Security Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.3	Assignment of Earnings dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.4	Assignment of Insurances dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.5	First Preferred Vessel Mortgage dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.6	Mortgage and Security Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.8	Purchase Agreement dated as of November 16, 2004 among Trailer Bridge, Inc. and the Initial Purchasers named therein. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.8.1	Registration Rights Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

10.9#	Employment Agreement dated as of August 26, 2009, by and between Trailer Bridge, Inc. and Ivy Barton Suter. (Incorporated by reference to the Company’s Form 8-K dated August 27, 2009.)

10.10#	Form of Director/Officer Indemnification Agreement (Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2009.)

23.2	Consent of BDO Seidman, LLP, Independent Registered Certified Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Trailer Bridge, Inc.’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this thirtieth day of March 2010.

TRAILER BRIDGE, INC.

By:	/s/ Ivy Barton Suter
Ivy Barton Suter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE

/s/ Ivy Barton Suter	Chief Executive Officer	March 30, 2010
Ivy Barton Suter

/s/ Mark A. Tanner
Mark A. Tanner	Vice President — Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2010

/s/ John D. McCown
John D. McCown	Director	March 30, 2010

/s/ Nickel van Reesema
Nickel van Reesema	Director	March 30, 2010

/s/ Allen L. Stevens
Allen L. Stevens	Director	March 30, 2010

/s/ Douglas E. Schimmel
Douglas E. Schimmel	Director	March 30, 2010

/s/ Malcolm P. McLean, Jr.
Malcolm P. McLean, Jr.	Director	March 30, 2010

/s/ Robert P. Burke
Robert P. Burke	Director	March 30, 2010