Form 10-Q
period 2010-03-31
TRAILER BRIDGE INC
filed 2010-05-17
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 14, 2010, 12,044,680 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2010

PART I: FINANCIAL INFORMATION

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2010	2009
OPERATING REVENUES	$28,844,964	$25,340,915
OPERATING EXPENSES:
Salaries, wages, and benefits	4,039,755	4,205,798
Purchased transportation and other rent	7,175,202	5,662,974
Fuel	4,293,654	3,337,269
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	6,558,082	5,749,389
Dry-docking	—	331,281
Taxes and licenses	178,824	163,232
Insurance and claims	771,933	808,041
Communications and utilities	171,789	200,743
Depreciation and amortization	1,540,742	1,553,126
Loss (gain) on sale of property and equipment	21,344	(6,272)
Other operating expenses	1,862,933	1,533,728

	26,614,258	23,539,309

OPERATING INCOME	2,230,706	1,801,606

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,535,191)	(2,642,836)
Interest income	4,386	79,739

LOSS BEFORE PROVISION FOR INCOME TAXES	(300,099)	(761,491)

PROVISION FOR INCOME TAXES	(7,470)	(6,543)

NET LOSS	$(307,569)	$(768,034)

NET LOSS PER SHARE BASIC	$(0.03)	$(0.06)

NET LOSS PER SHARE DILUTED	$(0.03)	$(0.06)

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC AND DILUTED	12,013,788	11,851,284

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements.

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,449,073	$10,987,379
Trade receivables, less allowance for doubtful accounts of $372,144 and $441,985	14,800,147	12,814,741
Prepaid and other current assets	1,957,557	2,444,337
Deferred income taxes, net	278,856	278,856

Total current assets	28,485,633	26,525,313

Property and equipment, net	83,579,932	84,891,922
Reserve fund for long-term debt	4,627,483	4,237,385
Other assets	2,613,051	2,862,911

TOTAL ASSETS	$119,306,099	$118,517,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,958,264	$3,088,124
Accrued liabilities	8,394,079	6,458,760
Unearned revenue	726,715	611,147
Current portion of long-term debt	2,874,700	3,874,700

Total current liabilities	15,953,758	14,032,731

Other accrued liabilities	12,500	55,556
Long-term debt, less current portion	102,149,627	103,170,528

TOTAL LIABILITIES	118,115,885	117,258,815

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 12,079,914 and 12,031,707 shares issued; 12,040,741 and 11,992,534 shares outstanding at March 31, 2010 and December 31, 2009, respectively	120,799	120,317
Treasury stock, at cost, 39,173 shares at March 31, 2010 and December 31, 2009	(156,692)	(156,692)
Additional paid-in capital	53,949,668	53,711,081
Capital deficit	(52,723,561)	(52,415,990)

TOTAL STOCKHOLDERS’ EQUITY	1,190,214	1,258,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,306,099	$118,517,531

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements.

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2010	2009
Operating activities:
Net loss	$(307,569)	$(768,034)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,540,742	1,553,126
Amortization of loan costs	236,334	198,800
Non-cash stock compensation expense	226,071	89,923
Provision for doubtful accounts	194,024	190,680
Loss (gain) on sale of property and equipment	21,344	(6,272)
(Increase) decrease in:
Trade receivables	(2,179,429)	3,191,742
Prepaid and other current assets	486,778	520,124
Other assets	3,392	(420,703)
Increase (decrease) in:
Accounts payable	870,140	(1,325,741)
Accrued liabilities	1,908,706	(940,662)
Unearned revenue	115,567	1,061,882

Net cash provided by operating activities	3,116,100	3,344,865

Investing activities:
Purchases of property and equipment	(290,660)	(1,698,940)
Proceeds from sale of property and equipment	46,600	23,818
Additions to other assets	(385,999)	—

Net cash used in investing activities	(630,059)	(1,675,122)

Financing activities:
Exercise of stock options	12,999	81,205
Principal payments on notes payable	(2,037,346)	(1,020,900)

Net cash used in financing activities	(2,024,347)	(939,695)

Net increase in cash and cash equivalents	461,694	730,048
Cash and cash equivalents, beginning of the period	10,987,379	7,216,283

Cash and cash equivalents, end of period	$11,449,073	$7,946,331

Supplemental cashflow information:
Cash paid for interest	$921,887	$963,199

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

1. BASIS OF PRESENTATION AND GENERAL INFORMATION

Basis of Presentation

The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, which Trailer Bridge, Inc. (the “Company”) considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s audited financial statements for the year ended December 31, 2009 included in the Form 10-K filed by the Company with the Securities and Exchange Commission.

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

2. RECENT ACCOUNTING PRONOUCEMENTS

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”. This update provides amendments to FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities. This Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this standard had no material impact on the Company’s financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.” This update provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosure” for improving disclosures about fair value measurements on the basis of input received from users of financial statements. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard had no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”. This update provides amendments to FASB ASC Topic 855, “Subsequent Events”, for removing the requirement for an SEC filer to disclose a date in issued and revised financial statements. This update is effective upon issuance of the final update. The adoption of this standard had no material impact on the Company’s financial statements.

3. STOCK BASED COMPENSATION

During the three months ended March 31, 2010 and 2009, the Company recorded approximately $226,100 and $89,900 of compensation cost, respectively, relating to previously issued stock options. These costs are recorded in salaries, wages and benefits in the Condensed Unaudited Statements of Operations. As of March 31, 2010, the total compensation expense not yet recognized in the Condensed Unaudited Statement of Operations was approximately $3.4 million and is expected to be recognized over a period of up to 5 years.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

During the three months ended March 31, 2010 and 2009, 48,207 and 36,090 options were exercised, respectively. On January 15, 2010, the Company granted options to purchase 175,000 shares of the Company’s common stock under the Company’s Non-Employee Director Stock Incentive Plan, subject to our shareholders approving an increase in the authorized number of shares available for issuance at the 2010 Annual Meeting. Using the Black-Scholes method, the assumptions used to calculate the fair value of those options granted are as follows:

January 15, 2010
Expected Term	6.5 years
Volatility	64.53%
Risk-free interest rate	3.17%
Dividends	None

Amendments to both the Company’s Stock Incentive Plan and Non-Employee Director Plan to increase the number of shares authorized for issuance by 325,000 and 175,000, respectively, are subject to shareholder approval at our 2010 annual meeting of shareholders.

There were no options granted during the three months ended March 31, 2009.

Earnings per share - Options to purchase 1,604,528, and 873,500 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during the three-month periods ended March 31, 2010 and 2009, respectively.

4. LONG-TERM DEBT

On January 13, 2010, Trailer Bridge completed its previously announced purchase, in privately negotiated transactions, of an additional $1.0 million (face amount) of its 9.25% Senior Secured Notes maturing on November 15, 2011, at par value. Since September 2009, the Company has repurchased $2.5 million of these Notes, which have an outstanding balance of $82.5 million at March 31, 2010.

5. INCOME TAXES

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its Alternative Minimum Taxable (AMT) income with its net operating loss carryforwards (NOL) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company made the election to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to the first quarter of 2010 and 2009 under the tonnage tax method is estimated to be approximately $7,500 and $6,500, respectively. The remaining deferred tax asset of approximately $279,000 represents the state portion of the Company’s deferred tax asset.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

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

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to water, land and rail. The Company provides intermodal services to its customers from the continental United States to San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation. Revenue related to the Dominican Republic service for the three months ended March 31, 2010 and 2009, was approximately $3.2 million and $2.0 million, respectively.

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

7. COMMITMENTS AND CONTINGENCIES

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

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed at least 41 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and the Company. The actions alleged that the defendants inflated prices and engaged in other allegedly anti-competitive conduct in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes.

Plaintiffs’ lead counsel has filed a number of amended class action complaints under seal. The Company filed a motion to dismiss that complaint with the court. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order will not become final and appealable until a further order or judgment is entered by the Court. The Company intends to continue its vigorous defense of these actions, if necessary.

In June 2009, Horizon Lines and its related companies entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. The settlement agreement is subject to Court approval and is subject to various objections. In December 2009 and again in May 2010, the Court heard arguments related to the approval of the settlement and has now taken the matter under advisement. Additionally, Crowley Liner Services and its related entities have entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying liability for the underlying claims. The Court has taken the Crowley settlement under advisement as well. It is not clear what, if any, impact the settlements, if approved, will have on further prosecution of the MDL 1960 on the Company, or on the trade, in general. The Company is not a party to either of the settlements.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

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

Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three-month periods ended March 31, 2010, and 2009, costs were approximately $380,000 and $297,000, respectively.

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

In the second quarter of 2010, the Company committed to capital expenditures of approximately $5.5 million for modifications and improvements at its San Juan, Puerto Rico terminal.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of Trailer Bridge, Inc. (the “Company”), its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, changes in rate levels for transportation services offered by the Company, changes in the cost of fuel, unfavorable outcomes from the United States Department of Justice (“DOJ”) investigation and related class actions, economic recessions and severe weather as well the ability to retain and/or attract the necessary personnel and maintain necessary vendor relationships. An additional description of the Company’s risk factors is described in Part 1 – Item 1A. “Risk Factors” filed on Form 10-K for the year ended December 31, 2009. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

For the three month period ended March 31, 2010, the Company had a net loss of $0.3 million compared to a net loss of $0.8 million in the same period of the previous year. The Company’s operating income for the three month period ended March 31, 2010, was $2.2 million compared to operating income of $1.8 million in the same period of the previous year.

The following table sets forth the indicated items as a percentage of net revenues for the three months ended March 31, 2010 and 2009.

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months Ended March 31,
	2010	2009

Operating revenues	100.0%	100.0%
Salaries, wages, and benefits	14.0	16.6
Purchased transportation and other rent	24.9	22.3
Fuel	14.9	13.2
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	22.7	22.7
Dry-docking	—	1.3
Taxes and licenses	0.6	0.6
Insurance and claims	2.7	3.2
Communications and utilities	0.6	0.8
Depreciation and amortization	5.3	6.1
Loss on sale of assets	0.1	—
Other operating expenses	6.5	6.1

Total operating expenses	92.3	92.9
Operating income	7.7	7.1
Net interest expense	(8.8)	(10.1)

Net loss	(1.1)%	(3.0)%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, improved from 92.9% of revenues during the three months ended March 31, 2009 to 92.3% of revenues during the three months ended March 31, 2010. The improvement is primarily due to increased volume and higher fuel surcharge rates as described below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units:

Volume & Revenue Changes in the first quarter of 2010 compared to 2009

Overall
Volume Percent Change:
Total Equivalent Units	17.9%

Revenue Change (in millions):
Core Service Revenue	$2.5
Other Revenues	1.0

Total Revenue Change	$3.5

Vessel capacity utilization southbound was 96.5% for the three months ended March 31, 2010 compared to 84.7% for the three months ended March 31, 2009. Vessel capacity utilization northbound was 30.2% for the three months ended March 31, 2010 compared to 25.5% for the three months ended March 31, 2009. Capacity utilization includes the effect of reduced sailings over the holiday periods. Utilization would have been 92.1% for southbound and 28.9% for northbound if sailings had not been reduced. The vessel capacity utilization southbound and northbound increased primarily due to increased cargo volumes.

Total revenue for the three months ended March 31, 2010 was $28.8 million, compared to $25.3 million for the three months ended March 31, 2009. This increase in revenue was primarily due to increased volume and higher fuel surcharge rates. The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $4.1 million during the three months ended March 31, 2010 and $3.1 million during the three months ended March 31, 2009. The increase in fuel surcharge revenue was primarily the result of increases in the market price of fuel and the related surcharge and higher freight volumes. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.2 million during the three months ended March 31, 2010 and 2009. Total charterhire revenue amounted to $1.3 million during the three months ended March 31, 2010 compared to $0.9 million during the three months ended March 31, 2009. Charterhire is rental revenue for vessels not in use in a liner service.

Operating Expenses

Total operating expense for the Company increased during the three months ended March 31, 2010 compared to the same period in 2009 primarily as a result of higher inland and marine variable costs due to higher volumes and increases in the market price of fuel. Rent and purchased transportation increased by $1.5 million or 26.7% primarily due to increases in volume and fuel related components of inland purchased transportation. Fuel expense increased $1.0 million or 28.7% due primarily to market price increases. As noted above, the fuel surcharge revenue collected by the Company increased $1.0 million from the prior year period. The category fuel expense does not include fuel related expenses associated with embedded inland purchased transportation that also experienced an increase. The Company estimates that its fuel expense associated with purchased transportation increased $0.7 million or 90.6%.

As a result of the factors described above, the Company reported a net loss of $0.3 million or $0.03 per basic and diluted share for the three months ended March 31, 2010 compared to net loss of $0.8 million or $0.06 per basic and diluted share in the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $3.1 million in the first three months of 2010 compared to $3.3 million in the first three months of 2009. This represents a decrease of $0.2 million that resulted primarily from an increase in accounts receivable as a result of higher revenues combined with decreased collections. This increase was offset by an increase in accounts payable and accrued liabilities primarily as a result of higher inland purchased transportation expenses and fuel expenses due to higher volumes and fuel rates. Net cash used in investing activities was approximately $0.6 million in the first three months of 2010 compared to $1.7 million in 2009. This represents a decrease of $1.1 million that resulted primarily from purchases of containers in the first three months of 2009. This decrease was partially offset by a deposit of $0.4 million made into the Title XI Bonds reserve fund in the first three months of 2010. Net cash used in financing activities was $2.0 million in the first three months of 2010 compared to $0.9 million in 2009. The change in net cash used in financing activities was mainly attributable to increased debt payments in the first three months of 2010 including the $1.0 million in additional purchases of its 9.25% Senior Secured Notes during the three months ended March 31, 2010. At March 31, 2010, cash amounted to approximately $11.4 million, working capital was $12.5 million, and stockholders’ equity was $1.2 million. The Company also had $4.6 million in a reserve fund for its two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds Due September 30, 2022 and 6.52% Sinking Fund Bonds due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended (the “Title XI Bonds”).

The Company’s revolving credit facility with Wachovia, as amended, provides for a maximum availability of $10 million and expires April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At March 31, 2010, there were no advances drawn on this credit facility. During the fourth quarter of 2008, the Company and Wachovia amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of March 31, 2010, the Company had $8.7 million available under this facility as calculated by the borrowing base formula and therefore was not subject to the financial covenants.

The Company has access to a term loan that provides for a maximum availability of $10 million and expires April 2012. The term loan provides for interest equal to the prime rate. At March 31, 2010, approximately $7.0 million was drawn on this loan to fund previous equipment purchases. This term loan is collateralized by eligible new equipment with a carrying value of $15.1 million at March 31, 2010.

As of March 31, 2010, the Company was restricted from performing certain financial activities due to it not being in compliance with Title XI Bond covenants relating to certain leverage ratios. The provisions of the Title XI Bond covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States. If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI Bond covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI of the Merchant Marine Act of 1936, as amended, and liens incurred in the ordinary course of business. As of March 31, 2010, the Company was in compliance with such restrictions.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, the Company did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the three months ended March 31, 2010, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report filed on Form 10-K for the year ended December 31, 2009.

RECENT ACCOUNTING PRONOUCEMENTS

Recent accounting pronouncements are detailed in Note 2 of the Company’s Condensed Unaudited Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in the paragraph above that occurred during the three month period ended March 31, 2010 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

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

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed at least 41 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and the Company. The actions alleged that the defendants inflated prices and engaged in other allegedly anti-competitive conduct in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes.

Plaintiffs’ lead counsel has filed a number of amended class action complaints under seal. The Company filed a motion to dismiss that complaint with the court. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order will not become final and appealable until a further order or judgment is entered by the Court. The Company intends to continue its vigorous defense of these actions, if necessary.

In June 2009, Horizon Lines and its related companies entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. The settlement agreement is subject to Court approval and is subject to various objections. In December 2009 and again in May 2010, the Court heard arguments related to the approval of the settlement and has now taken the matter under advisement. Additionally, Crowley Liner Services and its related entities have entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying liability for the underlying claims. The Court has taken the Crowley settlement under advisement as well. It is not clear what, if any, impact the settlements, if approved, will have on further prosecution of the MDL 1960 on the Company, or on the trade, in general. The Company is not a party to either of the settlements.

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

Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three-month periods ended March 31, 2010, and 2009, costs were approximately $380,000 and $297,000, respectively.

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

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None

Item 6.	Exhibits

(a)	Exhibits

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

TRAILER BRIDGE, INC.

Date: May 17, 2010	By:	/s/ Ivy B. Suter
Ivy B. Suter
Chief Executive
Officer

Date: May 17, 2010	By:	/s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration
and Chief Financial Officer