Form 10-Q
period 2010-06-30
TRAILER BRIDGE INC
filed 2010-08-13
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-22837

TRAILER BRIDGE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	13-3617986 (I.R.S. Employer Identification No.)

10405 New Berlin Road East Jacksonville, FL 32226 (Address of Principal Executive Offices)	32226 (Zip Code)

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

As of August 9, 2010, 12,102,587 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I: FINANCIAL INFORMATION

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
OPERATING REVENUES	$31,656,653	$27,900,812	$60,501,618	$53,241,727
OPERATING EXPENSES:
Salaries, wages, and benefits	4,174,077	4,295,296	8,213,832	8,501,094
Purchased transportation and other rent	7,890,464	6,244,033	15,065,666	11,907,007
Fuel	4,406,820	3,342,625	8,700,474	6,679,894
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	7,590,395	5,978,424	14,148,476	11,727,814
Dry-docking	-	324,935	-	656,215
Taxes and licenses	136,645	151,548	315,469	314,780
Insurance and claims	797,625	765,763	1,569,557	1,573,804
Communications and utilities	177,754	167,125	349,543	367,868
Depreciation and amortization	1,552,360	1,560,377	3,093,103	3,113,503
Loss on sale of property and equipment	4,852	33,916	26,196	27,644
Other operating expenses	1,534,839	1,828,887	3,397,772	3,362,615

	28,265,831	24,692,929	54,880,088	48,232,238

OPERATING INCOME	3,390,822	3,207,883	5,621,530	5,009,489

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,490,697)	(2,576,463)	(5,025,888)	(5,219,299)
Interest income	4,537	31,816	8,923	111,555

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	904,662	663,236	604,565	(98,255)

PROVISION FOR INCOME TAXES	(7,200)	(6,543)	(14,670)	(13,087)

NET INCOME (LOSS)	$897,462	$656,693	$589,895	$(111,342)

PER SHARE AMOUNTS:

NET INCOME (LOSS) PER SHARE BASIC	$0.07	$0.06	$0.05	$(0.01)

NET INCOME (LOSS) PER SHARE DILUTED	$0.07	$0.05	$0.05	$(0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	12,044,398	11,875,011	12,029,093	11,863,148

SHARES OUTSTANDING DILUTED	12,106,947	11,954,356	12,126,238	11,863,148

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,082,745	$10,987,379
Trade receivables, less allowance for doubtful accounts of $435,823 and $441,985	15,367,176	12,814,741
Prepaid and other current assets	1,688,509	2,444,337
Deferred income taxes, net	278,856	278,856

Total current assets	29,417,286	26,525,313

Property and equipment, net	82,761,317	84,891,922
Reserve fund for long-term debt	4,631,721	4,237,385
Other assets	2,380,334	2,862,911

TOTAL ASSETS	$119,190,658	$118,517,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,499,937	$3,088,124
Accrued liabilities	5,010,220	6,458,760
Unearned revenue	884,134	611,147
Current portion of long-term debt	2,874,700	3,874,700

Total current liabilities	15,268,991	14,032,731

Other accrued liabilities	-	55,556
Long-term debt, less current portion	101,733,177	103,170,528

TOTAL LIABILITIES	117,002,168	117,258,815

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 12,100,987 and 12,031,707 shares issued; 12,031,939 and 11,992,534 shares outstanding at June 30, 2010 and December 31, 2009, respectively	121,010	120,317
Treasury stock, at cost, 69,048 and 39,173 shares at June 30, 2010 and December 31, 2009, respectively	(263,391)	(156,692)
Additional paid-in capital	54,156,968	53,711,081
Capital deficit	(51,826,097)	(52,415,990)

TOTAL STOCKHOLDERS’ EQUITY	2,188,490	1,258,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,190,658	$118,517,531

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2010	2009
Operating activities:
Net income (loss)	$589,895	$(111,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,093,103	3,113,503
Amortization of loan costs	456,794	407,302
Non-cash stock compensation expense	452,143	194,845
Provision for doubtful accounts	347,325	461,480
Loss on sale of property and equipment	26,196	27,644
(Increase) decrease in:
Trade receivables	(2,899,760)	3,595,626
Prepaid and other current assets	755,827	(749,897)
Other assets	5,375	(169,480)
Increase (decrease) in:
Accounts payable	3,411,814	392,406
Accrued liabilities	(1,487,655)	(2,034,104)
Unearned revenue	272,987	73,842

Net cash provided by operating activities	5,024,044	5,201,825

Investing activities:
Purchases of property and equipment	(1,024,661)	(1,734,757)
Proceeds from sale of property and equipment	48,038	23,818
Additions to other assets	(385,999)	-

Net cash used in investing activities	(1,362,622)	(1,710,939)

Financing activities:
Principal payments on notes payable	(2,453,795)	(1,437,350)
Purchase of treasury stock	(106,699)	-
Exercise of stock options	(5,562)	(58,595)

Net cash used in financing activities	(2,566,056)	(1,495,945)

Net increase in cash and cash equivalents	1,095,366	1,994,941
Cash and cash equivalents, beginning of the period	10,987,379	7,216,283

Cash and cash equivalents, end of period	$12,082,745	$9,211,224

Supplemental cash flow information:
Cash paid for interest	$5,081,979	$5,246,841

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009

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

Reclassifications

Certain prior period’s amounts in the financial statements have been reclassified to conform to current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

3. STOCK BASED COMPENSATION

During the three months ended June 30, 2010 and 2009, the Company recorded compensation cost relating to previously issued stock options of approximately $226,100 and $104,900, respectively, and $452,100 and $194,800, respectively, during the six months ended June 30, 2010 and 2009. These costs are recorded in salaries, wages and benefits in the Condensed Unaudited Statements of Operations. As of June 30, 2010, the total compensation expense not yet recognized in the Condensed Unaudited Statement of Operations was approximately $3,143,800 and is expected to be recognized over a period of up to 5 years.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009

During the three months ended June 30, 2010, 20,934 options were exercised and 69,141 and 36,090, respectively, for the six months ended June 30, 2010 and 2009. No options were exercised during the three months ended June 30, 2009. On January 15, 2010, the Company granted options to purchase 175,000 shares of the Company’s common stock under the Company’s Non-Employee Director Stock Incentive Plan, subject to shareholder approval for an increase in the authorized number of shares available for issuance which was obtained at the 2010 Annual Meeting held on May 27, 2010. On April 23, 2009, the Company granted options to purchase 135,000 shares of the Company’s common stock under the Company’s Incentive Stock Plan. Using the Black-Scholes method, the assumptions used to calculate the fair value of those options granted are as follows:

	January 15, 2010	April 23, 2009
Expected Term	6.5 years	6.5 years
Volatility	64.53%	64.84%
Risk-free interest rate	3.17%	2.49%
Dividends	None	None

Amendments to both the Company’s Stock Incentive Plan and the Non-Employee Director Plan to increase the number of shares authorized for issuance by 125,000 and 175,000, respectively, were approved at our 2010 Annual Meeting of shareholders.

Earnings per share – During each of the three and six months ended June 30, 2010, options to purchase 1,317,564 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. During the three and six-months ended June 30, 2009, options to purchase 447,564 and 1,006,322 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

Under the repurchase program the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended June 30, 2010, the Company repurchased approximately 29,875 shares of its common stock at an average price of $3.57, for a total cost of approximately $106,700. There were no repurchases made during the first quarter of 2010.

4. INCOME TAXES

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its Alternative Minimum Taxable income with its net operating loss carryforwards and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company made the election to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to the second quarter of 2010 and 2009 under the tonnage tax method is estimated to be approximately $7,200 and $6,500, respectively. The federal tax expense for the six months ended June 30, 2010 and 2009 is estimated to be approximately $14,700 and $13,100, respectively. The remaining deferred tax asset as of $279,000 represents the state portion of the Company’s deferred tax asset.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009

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

6. CONTINGENCIES AND COMMITMENTS

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made document submissions to the DOJ in response to the subpoena. To date, neither the Company nor any of its employees has been charged with any wrongdoing in this investigation and we are continuing to cooperate with government officials.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed approximately 40 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and the Company. The actions alleged that the defendants inflated prices and engaged in other allegedly anti-competitive conduct in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes.

Plaintiffs’ lead counsel has filed a number of amended class action complaints under seal. The Company filed a motion to dismiss that complaint with the court. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order will not become final and appealable until further order or judgment is entered by the Court. The Company intends to continue its vigorous defense of these actions, if necessary.

In June 2009, Horizon Lines and its related companies entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. Additionally, Crowley Liner Services and its related entities have entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying liability for the underlying claims. The Court has preliminarily approved both the Horizon and Crowley settlements. In July 2010, Sea Star Lines, LLC, Saltchuk Resources and an individual employed by Saltchuk announced they had reached a settlement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying liability for the underlying claims. It is expected that the Court will take this settlement under advisement following a hearing on a Motion for Preliminary Approval on August 25, 2010. It is not clear what, if any, impact these settlements, whether or not approved, will have on further prosecution of the MDL 1960 or other claims on the Company, or on the trade, in general. The Company is not a party to any of the settlements.

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

Significant legal fees and costs have been incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three month periods ended June 30, 2010, and 2009, costs were approximately $145,500 and $395,600, respectively. During the six month periods ended June 30, 2010 and 2009, costs were approximately $525,400 and $692,400, respectively.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009

On October 15, 2009, the Company commenced legal action against its insurer for a judicial declaration that the insurer owes and has breached its duty to defend the Company in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case is in the Middle District of Florida, Jacksonville Division, and is captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. On July 23, 2010 the Court denied the Company’s motion and granted summary judgment in favor of the defendant. The Company will appeal this decision.

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

In the second quarter of 2010, the Company committed to capital expenditures of approximately $5.5 million for modifications and improvements at its San Juan, Puerto Rico terminal. As of June 30, 2010 approximately $0.9 million of this amount has been spent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this report include statements regarding the intent, belief or current expectations of Trailer Bridge, Inc. (the “Company”), its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, changes in rate levels for transportation services offered by the Company, changes in the cost of fuel, unfavorable outcomes from the United States Department of Justice (“DOJ”) investigation and related class actions, economic recessions and severe weather as well as the ability to retain and/or attract the necessary personnel and maintain necessary vendor relationships. An additional description of the Company’s risk factors is described in Part 1 – Item 1A. “Risk Factors” filed on form 10-K for the year ended December 31, 2009. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS:

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight to and from Puerto Rico, the Dominican Republic and the continental United States through its terminal facility in Jacksonville, Florida. The Company also earns revenue from the movement of freight within the continental United States when such movement complements its core business of moving freight to and from Puerto Rico and the Dominican Republic. The Company also earns revenue from chartering its vessels that are not in liner service to third party operators. The Company’s operating expenses consist of the cost of the equipment, labor, facilities, fuel, inland transportation and administrative support necessary to move freight to and from Puerto Rico, the Dominican Republic and within the continental United States.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

For the three month period ended June 30, 2010, the Company had net income of $0.9 million compared to net income of $0.7 million in the prior year period. The Company’s operating income for the three month period ended June 30, 2010 was $3.4 million compared to operating income of $3.2 million in the prior year period.

The following table sets forth the indicated items as a percentage of net revenues for three months ended June 30, 2010 and 2009:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months Ended June 30,
	2010	2009
Operating Revenues	100.0%	100.0%

Salaries, wages, and benefits	13.2	15.4
Purchased transportation and other rent	24.9	22.4
Fuel	13.9	12.0
Operating and maintenance (exclusive of	24.0	21.4
depreciation & dry-docking shown separately below)
Dry-docking	-	1.2
Taxes and licenses	0.4	0.5
Insurance and claims	2.5	2.7
Communications and utilities	0.6	0.6
Depreciation and amortization	4.9	5.6
Loss on sale of property & equipment	-	0.1
Other operating expenses	4.9	6.6

Total operating expenses	89.3	88.5

Operating income	10.7	11.5
Net interest expense	(7.9)	(9.1)

Net income	2.8%	2.4%

The Company’s operating expenses expressed as a percentage of revenue increased from 88.5% of revenues during the three months ended June 30, 2009 to 89.3% of revenues during the three months ended June 30, 2010. This change is primarily due to increased operating expenses due to higher volumes as described below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume as measured by equivalent units:

Volume & Revenue Changes in the second quarter of 2010 compared to 2009

Overall
Volume Percent Change:
Total Equivalent Units	12.9%

Revenue Change (in millions):
Core Service Revenue	$3.0
Other Revenues	0.8

Total Revenue Change	$3.8

Vessel capacity utilization southbound was 100.1% for the three months ended June 30, 2010 compared to 82.8% for the three months ended June 30, 2009. This was mainly attributable to southbound container and vehicle volume increases. Vessel capacity utilization northbound was 29.5% for the three months ended June 30, 2010 compared to 31.4% for the three months ended June 30, 2009.

Total revenue for the three months ended June 30, 2010 was $31.7 million compared to $27.9 million for the three months ended June 30, 2009. The increase in revenue was primarily due to increased southbound volume and higher fuel surcharge rates. The Company’s fuel surcharge, which is included in our revenues, amounted to $4.7 million during the three months ended June 30, 2010 compared to $3.2 million in the prior year period. The increase in fuel surcharge revenue was primarily the result of increases in the market price of fuel and the related surcharge combined with higher southbound freight volumes. Charterhire, which is rental revenue for vessels not in use in liner service, amounted to $0.9 million during the three months ended June 30, 2010 compared to $1.8 million in the prior year period. This decrease in charterhire revenue was primarily the result of a decline in the charter market.

Operating Expenses

Total operating expenses for the Company increased during the three months ended June 30, 2010 compared to the same period in 2009 as a result of higher variable costs due to higher volumes and increases in the market price of fuel. Rent and purchased transportation increased by $1.6 million or 26.4% due to increases in volume and fuel related components of inland transportation. Fuel expense increased $1.1 million or 31.8% mainly due to increases in the market price of fuel. As noted above, the fuel surcharge revenue collected by the Company increased $1.5 million from the prior year period. The category fuel expense does not include fuel related expenses associated with embedded inland purchased transportation that also experienced an increase. The Company estimates that its fuel expense associated with purchased transportation increased $0.6 million or 59.0%. Operating and maintenance expenses increased by $1.6 million or 27.0% as a result of increased variable costs primarily stevedoring of $1.0 million and equipment maintenance and $0.6 million. There were no vessel dry dockings performed during the period. Other operating expenses decreased by $0.3 million due to lower legal fees related to the U.S. Department of Justice investigation.

As a result of the factors above, the Company reported net income of $0.9 million or $0.07 per basic share and diluted share for the three months ended June 30, 2010 compared to net income of $0.7 million or $0.06 per basic share and $0.05 per diluted share in the same period in 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

For the six month period ended June 30, 2010, the Company had net income of $0.6 million compared to a net loss of $0.1 million in the prior year period. The Company’s operating income for the six month period ended June 30, 2010 was $5.6 million compared to operating income of $5.0 million in the prior year period.

The following table sets forth the indicated items as a percentage of net revenues for six months ended June 30, 2010 and 2009:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Six Months Ended June 30,
	2010	2009
Operating revenues	100.0%	100.0%

Salaries, wages, and benefits	13.6	16.0
Purchased transportation and other rent	24.9	22.4
Fuel	14.4	12.5
Operating and maintenance (exclusive of depreciation & dry - docking shown separately below)	23.4	22.0
Dry-docking	-	1.2
Taxes and licenses	0.5	0.6
Insurance and claims	2.6	3.0
Communications and utilities	0.6	0.7
Depreciation and amortization	5.1	5.8
Loss on sale of property & equipment	-	0.1
Other operating expenses	5.6	6.3

Total operating expenses	90.7	90.6

Operating income	9.3	9.4
Net interest expense	(8.3)	(9.6)

Net income (loss)	1.0%	(0.2)%

The Company’s operating expenses expressed as a percentage of revenue increased slightly from 90.6% of revenues during the six months ended June 30, 2009 to 90.7% of revenues during the six months ended June 30, 2010. This change is primarily due to increased operating expenses due to higher volumes as described below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume as measured by equivalent units:

Volume & Revenue Changes in the first six months of 2010 compared to 2009

Overall
Volume Percent Change:
Total Equivalent Units	15.2%

Revenue Change (in millions):
Core Service Revenue	$5.6
Other Revenues	1.7

Total Revenue Change	$7.3

Vessel capacity utilization southbound was 98.3% for the six months ended June 30, 2010 compared to 83.7% for the six months ended June 30, 2009. This was mainly attributable to volume increases. Vessel capacity northbound was 29.8% for the six months ended June 30, 2010 compared to 28.6% for the six months ended June 30, 2009.

Revenue for the six months ended June 30, 2010 was $60.5 million compared to $53.2 million for the six months ended June 30, 2009. The increase in revenue was primarily due to increased volume and higher fuel surcharge revenue. The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $8.8 million during the six months ended June 30, 2010 compared to $6.3 million in the prior year period. The increase in fuel surcharge revenue was primarily the result of increases in the market price of fuel and the related surcharge combined with higher container and vehicle volumes. Charterhire, which is rental revenue for vessels not in use in liner service, amounted to $2.2 million during the six months ended June 30, 2010 compared to $2.7 million in the prior year period. This decrease in charterhire revenue was primarily the result of a decline in the charter market.

Operating Expenses

Total operating expenses of the Company increased during the six months ended June 30, 2010 compared to the same period in 2009 as a result of higher variable costs required by increased volume and increases in the market price of fuel. Salaries, wages, and benefits decreased due to reductions in force and reductions in healthcare cost. Rent and purchased transportation increased by $3.2 million or 26.5% due to increases in volume and increases in fuel related components of inland purchased transportation. Fuel expense increased $2.0 million or 30.3% mainly due to increased fuel market prices. The fuel expense category does not include fuel related expenses associated with embedded inland purchased transportation. The Company estimates that its fuel expense associated with purchased transportation increased $1.3 million or 72.4%. Operating and maintenance expenses increased by $2.4 million or 20.6% as a result of increased variable expenses, primarily stevedoring of $1.7 million and equipment maintenance of $0.7 million. There were no vessel dry dockings performed during the period.

As a result of the factors described above, the Company reported net income of $0.6 million or $0.05 per basic share and diluted share for the six months ended June 30, 2010 compared to a net loss of $0.1 million or $0.01 per basic share and diluted share in the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $5.0 million in the first six months of 2010 compared to $5.2 million provided by operations in the first six months of 2009. This decrease of $0.2 million resulted primarily from an increase in trade receivables. The decreased operating cash flows was offset by an improvement in net income of $0.7 million, an increase in accounts payable and accrued liabilities as a result of higher inland and marine expenses due to higher volumes and fuel rates, as well as, an increase in non-cash stock compensation expense as the result of more options granted. Net cash used in investing activities was $1.4 million in the first six months of 2010 compared to $1.7 million for the same period in 2009. This decrease of $0.3 million is due primarily to decreases in property and equipment purchases in 2010, partially offset by a deposit of $0.4 million made into the Title XI Bonds reserve fund in the first three months of 2010. Net cash used in financing activities was $2.6 million in the first six months of 2010 compared to $1.5 million in the first six months of 2009. The change in net cash used in financing activities was mainly attributable to increased debt payments in 2010, including $1.0 million in additional purchases of our 9.25% Senior Secured Notes during the first three months of 2010. At June 30, 2010, cash amounted to approximately $12.1 million, working capital was $14.1 million, and stockholders’ equity was $2.2 million. The Company also had $4.6 million in a reserve fund for its two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds due September 30, 2022 and 6.52% Sinking Fund Bonds due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended (collectively, the “Title XI Bonds”).

In the second quarter of 2010, the Company committed to capital expenditures of approximately $5.5 million for modifications and improvements at its San Juan, Puerto Rico terminal. As of June 30, 2010 approximately $0.9 million of this amount has been spent.

The Company’s revolving credit facility with Wachovia, as amended, provides for a maximum availability of $10 million and expires in April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At June 30, 2010, there were no advances drawn on this credit facility. During the fourth quarter of 2008, the Company amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of June 30, 2010, the Company had $8.4 million available under this facility as calculated by the borrowing base formula and therefore was not subject to the financial covenants.

The Company has access to a term loan that provides for a maximum availability of $10 million in which the ability to draw upon expires April 2012. The term loan provides for interest (equal to the prime rate) and principal payments over a 72 month period through December 2014. At June 30, 2010, approximately $6.6 million was drawn on this loan to fund previous equipment purchases. This term loan is collateralized by eligible new equipment with a carrying value of $14.9 million at June 30, 2010.

As of June 30, 2010, the Company was restricted from performing certain financial activities described below due to it not being in compliance with Title XI debt covenants relating to certain leverage ratios. The provisions of the Title XI Bond covenants provide that, in the event of noncompliance with the covenants, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States. If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI Bond covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of the U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI of the Merchant Marine Act of 1936, as amended, and liens incurred in the ordinary course of business. As of June 30, 2010, the Company was in compliance with such restrictions.

The Company has $82.5 million in Senior Secured Notes outstanding. Such notes become due in November 2011. The Company’s available liquidity plus the expected additional cash generated by operations will not be sufficient to pay such notes without additional financing. The Company expects to refinance all or part of the $82.5 million in Senior Secured Notes prior to November 2011. Such refinancing is expected to involve new lenders and/or existing lenders and may involve the private or public lending market. The Company believes the collateral securing the Senior Secured Notes, when combined with additional collateral it has to offer or unsecured borrowings will be sufficient to permit such a refinancing. The interest rate the Company pays on its overall debt may be higher under such refinancing and the Company could incur significant expenses in completing such a transaction. The existing Senior Secured Notes are secured by a substantial portion of the Company’s revenue generating assets and failure to refinance the debt could impair the Company’s ability to use such assets. In such an event the Company’s finances and ability to operate would be severely impaired. The Company is actively working on such refinancing and expects to successfully complete such a refinancing transaction prior to November 2011.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, the Company did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the six months ended June 30, 2010, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Changes in Internal Control Over Financial Reporting

There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in the paragraph above that occurred during the three month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made document submissions to the DOJ in response to the subpoena. To date, neither the Company nor any of its employees has been charged with any wrongdoing in this investigation and we are continuing to cooperate with government officials.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed approximately 40 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and the Company. The actions alleged that the defendants inflated prices and engaged in other allegedly anti-competitive conduct in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes.

Plaintiffs’ lead counsel has filed a number of amended class action complaints under seal. The Company filed a motion to dismiss that complaint with the court. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order will not become final and appealable until further order or judgment is entered by the Court. The Company intends to continue its vigorous defense of these actions, if necessary.

In June 2009, Horizon Lines and its related companies entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. Additionally, Crowley Liner Services and its related entities have entered into a settlement agreement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying liability for the underlying claims. The Court has preliminarily approved both the Horizon and Crowley settlements. In July 2010, Sea Star Lines, LLC, Saltchuk Resources and an individual employed by Saltchuk announced they had reached a settlement with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying liability for the underlying claims. It is expected that the Court will take this settlement under advisement following a hearing on a Motion for Preliminary Approval on August 25, 2010. It is not clear what, if any, impact these settlements, whether or not approved, will have on further prosecution of the MDL 1960 or other claims on the Company, or on the trade, in general. The Company is not a party to any of the settlements.

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

Significant legal fees and costs have been incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three month periods ended June 30, 2010, and 2009, costs were approximately $145,500 and $395,600, respectively. During the six month periods ended June 30, 2010 and 2009, costs were approximately $525,400 and $692,400, respectively.

On October 15, 2009, the Company commenced legal action against its insurer for a judicial declaration that the insurer owes and has breached its duty to defend the Company in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case is in the Middle District of Florida, Jacksonville Division, and is captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. On July 23, 2010 the Court denied the Company’s motion and granted summary judgment in favor of the defendant. The Company will appeal this decision.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reflects stock repurchases made by the Company during the second quarter of 2010:

	Issuer Repurchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate $ Value) of Shares that May Yet Be Purchased Under the Plans or Programs *
April 1, 2010 – April 30, 2010	-	-	-	$1,000,000
May 1, 2010 – May 31, 2010	5,240	$4.04	5,240	$978,820
June 1, 2010 – June 30, 2010	24,635	$3.47	24,635	$893,301

*In December 2009, the Board of Directors authorized the repurchase of up to $1.0 million of the Company’s Common Stock. Under this program, stock repurchases may be made in the open market or through privately held negotiated transactions. The stock repurchase program which will expire on December 30, 2010, unless extended by the Board of Directors, may be commenced or suspended at any time without prior notice.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.  (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

10.4.11#	Amendment No. 5 to Stock Incentive Plan

10.4.12#	Amendment No. 2 to Non-Employee Director Stock Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

#         Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.

Date: August 13, 2010	By:	/s/ Ivy B. Suter
Ivy B. Suter
Chief Executive Officer

Date: August 13, 2010	By:	/s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration and Chief Financial Officer