Form 10-Q
period 2010-09-30
TRAILER BRIDGE INC
filed 2010-11-15
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 12, 2010, 12,016,681 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I: FINANCIAL INFORMATION

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OPERATING REVENUES	$29,287,787	$30,325,952	$89,789,405	$83,567,679
OPERATING EXPENSES:
Salaries, wages, and benefits	3,554,055	4,624,800	11,767,887	13,125,894
Purchased transportation and other rent	7,741,389	6,802,571	22,807,055	18,709,578
Fuel	4,268,648	3,946,011	12,969,122	10,625,906
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	6,836,686	6,603,337	20,985,162	18,331,151
Dry-docking	—	53,702	—	709,917
Taxes and licenses	183,231	157,087	498,700	471,868
Insurance and claims	776,395	756,325	2,345,953	2,330,130
Communications and utilities	215,431	152,181	564,975	520,048
Depreciation and amortization	1,556,747	1,554,791	4,649,850	4,668,295
Loss on sale of property & equipment	1,201	8,231	27,398	35,874
Other operating expenses	1,691,974	1,544,781	5,089,746	4,907,396

	26,825,757	26,203,817	81,705,848	74,436,057

OPERATING INCOME	2,462,030	4,122,135	8,083,557	9,131,622

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,481,159)	(2,576,930)	(7,507,047)	(7,796,229)
Gain on debt extinguishment	—	132,500	—	132,500
Interest income	33,205	11,313	42,127	122,867

INCOME BEFORE (PROVISION) BENEFIT FOR
INCOME TAXES	14,076	1,689,018	618,637	1,590,760

(PROVISION) BENEFIT FOR INCOME TAXES	(7,200)	19,424	(21,870)	6,337

NET INCOME	$6,876	$1,708,442	$596,767	$1,597,097

PER SHARE AMOUNTS:

NET INCOME PER SHARE BASIC	$0.00	$0.14	$0.05	$0.13

NET INCOME PER SHARE DILUTED	$0.00	$0.14	$0.05	$0.13

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	12,027,033	11,915,562	12,028,406	11,880,619

SHARES OUTSTANDING DILUTED	12,046,837	12,236,393	12,099,771	12,028,007

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,179,202	$10,987,379
Trade receivables, less allowance for doubtful accounts of $679,584 and $441,985	13,468,696	12,814,741
Prepaid and other current assets	2,216,442	2,444,337
Deferred income taxes, net	278,856	278,856

Total current assets	29,143,196	26,525,313

Property and equipment, net	81,893,641	84,891,922
Reserve fund for long-term debt	4,635,960	4,237,385
Other assets	2,175,249	2,862,911

TOTAL ASSETS	$117,848,046	$118,517,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,980,239	$3,088,124
Accrued liabilities	6,359,791	6,458,760
Unearned revenue	549,471	611,147
Current portion of long-term debt	2,874,700	3,874,700

Total current liabilities	14,764,201	14,032,731

Other accrued liabilities	—	55,556
Long-term debt, less current portion	100,712,277	103,170,528

TOTAL LIABILITIES	115,476,478	117,258,815

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 12,102,587 and 12,031,707 shares issued; 12,016,781 and 11,992,534 shares outstanding at September 30, 2010 and December 31, 2009, respectively	121,026	120,317
Treasury stock, at cost, 85,806 and 39,173 shares at September 30, 2010 and December 31, 2009, respectively	(317,805)	(156,692)
Additional paid-in capital	54,387,572	53,711,081
Capital deficit	(51,819,225)	(52,415,990)

TOTAL STOCKHOLDERS’ EQUITY	2,371,568	1,258,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,848,046	$118,517,531

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2010	2009
Operating activities:
Net income	$596,767	$1,597,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,649,850	4,668,295
Amortization of loan costs	681,904	620,176
Non-cash stock compensation expense	678,214	348,382
Provision for doubtful accounts	686,225	758,571
Loss on sale of property and equipment	27,398	35,874
Gain on extinguishment of debt	—	(132,500)
Decrease (increase) in:
Trade receivables	(1,340,181)	1,989,283
Prepaid and other current assets	227,895	(554,063)
Other assets	(24,925)	(172,631)
Increase (decrease) in:
Accounts payable	1,892,115	(605,135)
Accrued liabilities	(138,083)	(456,353)
Unearned revenue	(61,676)	333,449

Net cash provided by operating activities	7,875,503	8,430,445

Investing activities:
Purchases of property and equipment	(1,757,322)	(1,735,557)
Proceeds from sale of property and equipment	96,462	48,178
Additions to other assets	(385,999)	—

Net cash used in investing activities	(2,046,859)	(1,687,379)

Financing activities:
(Purchase) reissuance of treasury stock	(161,113)	250,000
Exercise of stock options	(1,013)	(58,596)
Principal payments on notes payable	(3,474,695)	(3,868,146)

Net cash used in financing activities	(3,636,821)	(3,676,742)

Net increase in cash and cash equivalents	2,191,823	3,066,324
Cash and cash equivalents, beginning of the period	10,987,379	7,216,283

Cash and cash equivalents, end of period	$13,179,202	$10,282,607

Supplemental cash flow information:
Cash paid for interest	$5,901,133	$6,201,740

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which provides additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses to enhance credit disclosures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the impact that the adoption of ASU 2010-20 will have on the Company’s financial statements, as it is a disclosure standard.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

3. STOCK BASED COMPENSATION

During the three months ended September 30, 2010 and 2009, the Company recorded compensation cost relating to previously issued stock options of $226,071 and $153,537, respectively, and $678,214 and $348,382, respectively, during the nine months ended September 30, 2010 and 2009. These costs are recorded in salaries, wages and benefits in the Condensed Unaudited Statements of Operations. As of September 30, 2010, the total compensation expense not yet recognized in the Condensed Unaudited Statement of Operations was approximately $2,917,728 and is expected to be recognized over a period of up to 5 years.

During the three months ended September 30, 2010, 1,600 options were exercised and during the nine months ended September 30, 2010 and 2009, 70,741 and 36,090 options were exercised, respectively. No options were exercised during the three months ended September 30, 2009. On January 15, 2010, the Company granted options to purchase 175,000 shares of the Company’s common stock under the Company’s Non-Employee Director Stock Incentive Plan, subject to shareholder approval for an increase in the authorized number of shares available for issuance which was obtained at the 2010 Annual Meeting held on May 27, 2010. On August 26, 2009 and April 23, 2009, the Company granted options to purchase 500,000 and 135,000 shares, respectively, of the Company’s common stock under the Company’s Incentive Stock Plan. Using the Black-Scholes method, the assumptions used to calculate the fair value of those options granted are as follows:

	2010	2009
	January 15, 2010	August 26, 2009	April 23, 2009
Expected Term	6.5 years	6.5 years	6.5 years
Volatility	64.53%	65.13%	64.84%
Risk-free interest rate	3.17%	3.09%	2.49%
Dividends	None	None	None

Amendments to both the Company’s Stock Incentive Plan and the Non-Employee Director Plan to increase the number of shares authorized for issuance by 125,000 and 175,000, respectively, were approved at our 2010 Annual Meeting of shareholders.

Earnings per share – During each of the three and nine months ended September 30, 2010, options to purchase 1,317,564 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. During the three and nine months ended September 30, 2009, options to purchase 312,564 and 812,564 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

Under the Company’s stock repurchase program, the Company may buy back up to $1.0 million of its outstanding stock from time to time until December 30, 2010 either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. As of September 30, 2010, approximately $839,000 remained available under the Company’s stock repurchase program. During the quarter ended September 30, 2010, the Company repurchased approximately 16,758 shares of its common stock at an average price of $3.25, for a total cost of approximately $54,400. During the second quarter of 2010, the Company repurchased approximately 29,875 shares of its common stock at an average price of $3.57, for a total cost of approximately $106,700. There were no repurchases made during the first quarter of 2010.

4. INCOME TAXES

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its Alternative Minimum Taxable income with its net operating loss carryforwards and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company made the election to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to the third quarter of 2010 and 2009 under

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

the tonnage tax method is estimated to be approximately $7,200 and $6,500, respectively. The federal tax expense for the nine months ended September 30, 2010 and 2009 is estimated to be approximately $21,870 and $20,940, respectively. The remaining net deferred tax asset as of September 30, 2010, of approximately $279,000, represents the state portion of the Company’s deferred tax asset.

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

Following publicity about the DOJ investigation, beginning on April 22, 2008 and as late as September 27, 2010, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, filed approximately 40 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and the Company. The actions alleged that the defendants inflated prices and engaged in other allegedly anti-competitive conduct in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes.

Plaintiffs’ lead counsel has filed a number of amended class action complaints under seal. The Company filed a motion to dismiss the complaints. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order will not become final and appealable until further order or judgment is entered by the Court. The Company intends to continue its vigorous defense of these actions, if necessary.

Horizon Lines, Crowley Liner Services, Sea Star Lines, LLC, Saltchuck Resources, an affiliate of Sea Star Lines, LLC, and their related companies entered into settlement agreements with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. All of these settlements received Preliminary Approval from the court in August, 2010, and notices to the putative class members were mailed in September, 2010. The court set a final fairness hearing for November 18, 2010 to determine whether to finally approve the proposed settlements. The court could approve the settlements or reject the settlements. Additionally, even if the settlements are approved, certain individual direct purchasers may opt-out of one or more of the proposed settlements and proceed to prosecute their claims as an individual action. It is not clear whether an individual opt-out plaintiff would attempt

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

to bring an action against the Company in such a proceeding or even whether they could do so in light of the Company’s dismissal with prejudice from the underlying MDL. Moreover, it is not clear what, if any, impact these settlements, whether or not approved, will have on further prosecution of the MDL 1960 or other claims on the Company, or on the trade, in general. The Company is not a party to any of the settlements.

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

Significant legal fees and costs have been incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three month periods ended September 30, 2010, and 2009, costs were approximately $116,500 and $360,000, respectively. During the nine month periods ended September 30, 2010 and 2009, costs were approximately $641,900 and $1,052,400, respectively.

On October 15, 2009, the Company commenced legal action against its insurer for a judicial declaration that the insurer owes and has breached its duty to defend the Company in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case is in the Middle District of Florida, Jacksonville Division, and is captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. On July 23, 2010 the Court denied the Company’s motion and granted summary judgment in favor of the defendant. The Company has appealed this decision to the Eleventh Circuit Court of Appeals.

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

The Company is a defendant in certain employee actions for wrongful termination, age and gender discrimination from employee terminations in 2009 and 2010. The Company is insured for such actions and in the opinion of management such actions are not expected to have a material adverse effect on the Company’s financial position or cash flows.

In the second quarter of 2010, the Company committed to capital expenditures of approximately $5.5 million for modifications and improvements at its San Juan, Puerto Rico terminal. As of September 30, 2010 approximately $1.5 million of this amount has been spent.

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

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

For the three month period ended September 30, 2010, the Company had net income of approximately $6,900 compared to net income of $1.7 million in the prior year period. The Company’s operating income for the three month period ended September 30, 2010 was $2.5 million compared to operating income of $4.1 million in the prior year period. This decrease in operating income was primarily attributed to decreased volumes and lower rates combined with higher operating costs as described below.

The following table sets forth the indicated items as a percentage of net revenues for three months ended September 30, 2010 and 2009:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months Ended September 30,
	2010	2009

Operating revenues	100.0%	100.0%

Salaries, wages, and benefits	12.1	15.3
Purchased transportation and other rents	26.4	22.4
Fuel	14.6	13.0
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	23.3	21.8
Dry-docking	—	0.2
Taxes and licenses	0.6	0.5
Insurance and claims	2.7	2.5
Communications and utilities	0.7	0.5
Depreciation and amortization	5.3	5.1
Other operating expenses	5.9	5.1

Total operating expenses	91.6	86.4

Operating income	8.4	13.6
Net interest expense	(8.4)	(8.4)
Gain on debt extinguishment	—	0.4

Net income	—%	5.6%

The Company’s operating expenses expressed as a percentage of revenue increased from 86.4% of revenues during the three months ended September 30, 2009 to 91.6% of revenues during the three months ended September 30, 2010. This change is primarily due to increased operating expenses due to higher auto volumes and lower rates as described below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume as measured by equivalent units:

Volume & Revenue Changes in the third quarter of 2010 compared to 2009

Overall
Volume Percent Change:
Total Equivalent Units	(5.2)%

Revenue Change (in millions):
Core Service Revenue	$(1.5)
Other Revenues	0.5

Total Revenue Change	$(1.0)

Despite lower volume, vessel capacity utilization southbound was 91.9% for the three months ended September 30, 2010 compared to 90.2% for the three months ended September 30, 2009. This was mainly attributable to less capacity offered due to one less southbound sailing in the current period. Vessel capacity utilization northbound was 25.9% for the three months ended September 30, 2010 compared to 30.6% for the three months ended September 30, 2009.

Total revenue for the three months ended September 30, 2010 was $29.3 million compared to $30.3 million for the three months ended September 30, 2009. Excluding the effect of fuel surcharge, revenue decreased 5.4% from the prior year period. This decrease in revenue was primarily due to decreased volumes and lower rates. The Company’s fuel surcharge, which is included in our revenues, amounted to $4.4 million during the three months ended September 30, 2010 compared to $4.0 million in the prior year period. This increase in fuel surcharge revenue was primarily the result of increases in the market price of fuel and the related surcharges imposed on the Company by its transportation providers. Charterhire, which is rental revenue for vessels not in use in liner service, amounted to $0.9 million during the three months ended September 30, 2010 compared to $1.6 million in the prior year period. This decrease in charterhire revenue was primarily the result of a decline in the charter market resulting in fewer days the available vessels were chartered. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.3 million during the three months ended September 30, 2010 compared to $0.2 million in the prior year period. This increase was primarily the result of a decrease in the demurrage related allowance for bad debt due to collections and write-offs on previously reserved accounts.

Operating Expenses

Total operating expenses for the Company increased slightly during the three months ended September 30, 2010 compared to the same period in 2009. This increase was primarily the result of higher variable costs related to auto cargo moves, higher inland purchased transportation costs, and increases in the market price of fuel. This increase was offset by a decrease in salaries and benefits. Salaries, wages, and benefits decreased by $1.1 million or 23.2% primarily due to reductions in force, less driver payroll as a result of a shift from company employed drivers to purchased transportation, reduction in healthcare costs, and reduction in incentive bonuses. Rent and purchased transportation increased by $0.9 million or 13.8% primarily due to the reduction of company employed drivers resulting in increases in purchased truck and rail miles and the fuel related components of inland transportation. Fuel expense increased $0.3 million or 8.2% mainly due to increases in the market price of fuel. As noted above, the fuel surcharge revenue collected by the Company increased $0.4 million from the prior year period. The category fuel expense does not include fuel related expenses associated with inland purchased transportation that also experienced an increase. The Company estimates that its fuel expense associated with purchased transportation increased $0.3 million or 25.3%. Operating and maintenance expenses increased by $0.2 million or 3.5% primarily as a result of increased variable costs for auto cargo moves due to increased vehicle volume. There were no vessel dry dockings performed during the period compared to the year earlier period when approximately $54,000 in dry docking expense was incurred. Other operating expenses increased by $0.1 million or 9.5% primarily due to an increase in the allowance for uncollectible revenue on trade accounts, partially offset by lower legal fees related to the U.S. Department of Justice investigation.

As a result of the factors above, the Company reported net income of approximately $6,900 or $0.00 per basic share and diluted share for the three months ended September 30, 2010 compared to net income of $1.7 million or $0.14 per basic share and diluted share in the same period in 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

For the nine month period ended September 30, 2010, the Company had net income of $0.6 million compared to net income of $1.6 million in the prior year period. The Company’s operating income for the nine month period ended September 30, 2010 was $8.1 million compared to operating income of $9.1 million in the prior year period. This decrease in operating income was mainly attributed to lower rates and higher operating costs as described below.

The following table sets forth the indicated items as a percentage of net revenues for nine months ended September 30, 2010 and 2009:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Nine Months Ended September 30,
	2010	2009

Operating revenues	100.0%	100.0%

Salaries, wages, and benefits	13.1	15.7
Purchased transportation and other rents	25.4	22.4
Fuel	14.4	12.7
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	23.4	21.9
Dry-docking	—	0.8
Taxes and licenses	0.6	0.6
Insurance and claims	2.6	2.8
Communications and utilities	0.6	0.6
Depreciation and amortization	5.2	5.6
Other operating expenses	5.7	6.0

Total operating expenses	91.0	89.1

Operating income	9.0	10.9
Net interest expense	(8.3)	(9.2)
Gain on debt extinguishment	—	0.2

Net income	0.7%	1.9%

The Company’s operating expenses expressed as a percentage of revenue increased slightly from 89.1% of revenues during the nine months ended September 30, 2009 to 91.0% of revenues during the nine months ended September 30, 2010. This change is primarily due to increased operating expenses due to higher volumes and lower rates as described below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume as measured by equivalent units:

Volume & Revenue Changes in the first nine months of 2010 compared to 2009

Overall
Volume Percent Change:
Total Equivalent Units	7.8%

Revenue Change (in millions):
Core Service Revenue	$3.5
Other Revenues	2.7

Total Revenue Change	$6.2

Vessel capacity utilization southbound was 96.2% for the nine months ended September 30, 2010 compared to 86.0% for the nine months ended September 30, 2009. This increase was mainly attributable to southbound volume increases combined with vessel capacity decreases. Vessel capacity northbound was 28.5% for the nine months ended September 30, 2010 compared to 29.3% for the nine months ended September 30, 2009.

Revenue for the nine months ended September 30, 2010 was $89.8 million compared to $83.6 million for the nine months ended September 30, 2009. The increase in revenue was primarily due to increased volume and higher fuel surcharge revenue. The Company’s fuel surcharge, which is included in our revenues, amounted to $13.2 million during the nine months ended September 30, 2010 compared to $10.3 million in the prior year period. The increase in fuel surcharge revenue was primarily the result of increases in the market price of fuel and the related surcharges imposed on the Company by its transportation providers combined with higher container and vehicle volumes. Charterhire, which is rental revenue for vessels not in use in liner service, amounted to $3.0 million during the nine months ended September 30, 2010 compared to $4.3 million in the prior year period. This decrease in charterhire revenue was primarily the result of a decline in the charter market resulting in fewer days the available vessels were chartered. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.7 million during the nine months ended September 30, 2010 compared to $0.5 million in the prior year period. This increase was primarily the result of a decrease in the demurrage related allowance for bad debt due to collections and write-offs on previously reserved accounts.

Operating Expenses

Total operating expenses of the Company increased during the nine months ended September 30, 2010 compared to the same period in 2009 as a result of higher variable costs incurred due to increased volume and increases in the market price of fuel. This increase was partially offset by a decrease in salaries and benefits and dry docking costs. Salaries, wages, and benefits decreased $1.4 million or 10.3% primarily due to reductions in force, less driver payroll as a result of a shift from company employed drivers to purchased transportation, reduction in healthcare costs, and reduction in incentive bonuses. Rent and purchased transportation increased by $4.1 million or 21.9% due to increases in volume and the reduction of company employed drivers resulting in increases in purchased truck and rail miles, as well as, increases in fuel related components of inland purchased transportation. Fuel expense increased $2.3 million or 22.1% mainly due to increased fuel market prices. The fuel expense category does not include fuel related expenses associated with inland purchased transportation. The Company estimates that its fuel expense associated with purchased transportation increased $1.6 million or 53.1%. Operating and maintenance expenses increased by $2.7 million or 14.5% as a result of increased variable expenses, primarily stevedoring of $1.1 million and equipment maintenance of $0.5 million. There were no vessel dry dockings performed during the period compared to the year earlier period when $0.7 million in dry docking expense was incurred. Other operating expenses increased by $0.2 million or 3.7% primarily due to an increase in the allowance for uncollectible revenue on trade accounts and other miscellaneous expenses. This increase was partially offset by lower legal fees related to the U.S. Department of Justice investigation.

As a result of the factors described above, the Company reported net income of $0.6 million or $0.05 per basic share and diluted share for the nine months ended September 30, 2010 compared to net income of $1.6 million or $0.13 per basic share and diluted share in the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $7.9 million in the first nine months of 2010 compared to $8.4 million provided by operations in the first nine months of 2009. This decrease of $0.5 million in operating cash flows resulted primarily from a decline in net income combined with an increase in trade receivables, with the majority of trade accounts that increased being dependant upon Puerto Rico government funding. This decrease in operating cash flows was partially offset by an increase in accounts payable and accrued liabilities as a result of higher inland and marine expenses and fuel rates, an increase in non-cash stock compensation expense as the result of more options granted and a gain on extinguishment of debt of $132,500 on the retirement of $1.5 million of the Company’s 9.25% Senior Secured Notes in the third quarter of 2009. The Company also made additional purchases of $1.0 million of its 9.25% Senior Secured Notes during the first three months of 2010. Net cash used in investing activities was $2.0 million in the first nine months of 2010 compared to $1.7 million for the same period in 2009. This increase of $0.3 million is due primarily to a deposit of $0.4 million made into the Title XI Bonds reserve fund in the first three months of 2010. Net cash used in financing activities was $3.6 million in the first nine months of 2010 compared to $3.7 million in the first nine months of 2009. This change in financing activities was mainly attributable to increased debt payments in 2009 partially offset by purchases of the Company’s common stock during the second and third quarter of 2010 under our repurchase program (refer to Note 3 of the Company’s Condensed Unaudited Financial Statements for further details on the Company’s repurchase program). At September 30, 2010, cash amounted to approximately $13.2 million, working capital was $14.4 million, and stockholders’ equity was $2.4 million. The Company also had $4.6 million in a reserve fund for its two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds due September 30, 2022 and 6.52% Sinking Fund Bonds due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended (collectively, the “Title XI Bonds”).

In the second quarter of 2010, the Company committed to capital expenditures of approximately $5.5 million for modifications and improvements at its San Juan, Puerto Rico terminal. As of September 30, 2010 approximately $1.5 million of this amount has been spent.

Every five years the Company’s vessels are required to go through regulatory dry-docking. The Company accounts for its dry-docking costs using the expense-as-incurred method as opposed to the defer-and-amortize method predominantly used by the Company’s industry peer group. Although there are no vessel dry dockings scheduled to be performed during 2010, the Company estimates its dry docking costs to be expensed in the first and second quarters of 2011 will be approximately $7.2 million for two roll-on/roll-off (“ro/ro”) vessels and $0.5 million for one Triplestack Box Carrier® (“TBC”), respectively. The majority of the estimated $7.2 million expense related to the dry docking of the two ro/ro vessels will occur in the first quarter of 2011 and is expected to result in a net loss for the Company in that period.

The Company’s revolving credit facility, as amended, provides for a maximum availability of $10 million and expires in April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At September 30, 2010, there were no advances drawn on this credit facility. The Revolving Credit Agreement has no financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of September 30, 2010, the Company had $7.3 million available under this facility as calculated by the borrowing base formula and therefore was not subject to the financial covenants.

The Company has access to a term loan that provides for a maximum availability of $10 million on which the ability to draw expires April 2012. The term loan provides for interest equal to the prime rate and principal payments over a 72 month period through December 2014. At September 30, 2010, approximately $6.2 million was drawn on this loan to fund previous equipment purchases. This term loan is collateralized by eligible equipment with a carrying value of $14.6 million at September 30, 2010.

The Company is restricted from performing certain financial activities described below due to certain leverage ratios under its Title XI Bonds. The provisions of the Title XI Bond debt documents provide that, in the event the company does not maintain certain leverage ratios, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States. If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI Bond covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of the U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI of the Merchant Marine Act of 1936, as amended, and liens incurred in the ordinary course of business. As of September 30, 2010, the Company was in compliance with such restrictions.

The Company has $82.5 million in Senior Secured Notes outstanding. Such notes become due in November 2011. The Company’s available liquidity plus the expected additional cash generated by operations will not be sufficient to pay such notes without additional financing. The Company expects to refinance all or part of the $82.5 million Senior Secured Notes prior to November 2011. Should such a refinancing occur in the fourth quarter of 2010 the Company will expense unamortized debt issuance costs from the outstanding Senior Secured Notes of approximately $0.9 million, which could lead to a net loss for the period. The Company is actively involved with its financial advisor on refinancing efforts. Such refinancing is expected to involve new lenders and/or existing lenders and may involve the private or public lending market. The Company believes the collateral securing the Senior Secured Notes, when combined with additional collateral it has to offer or unsecured borrowings will be sufficient to permit such a refinancing. The interest rate the Company pays on its overall debt may be higher under such refinancing and the Company could incur significant expenses in completing such a transaction. The existing Senior Secured Notes are secured by a substantial portion of the Company’s revenue generating assets and failure to refinance the debt could impair the Company’s ability to use such assets. In the event the Company is not able to refinance the debt, the Company’s finances and ability to operate would be severely impaired.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, the Company did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes to its critical accounting policies during the nine months ended September 30, 2010, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in the paragraph above that occurred during the three month period ended September 30, 2010 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

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

Following publicity about the DOJ investigation, beginning on April 22, 2008 and as late as September 27, 2010, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, filed approximately 40 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and the Company. The actions alleged that the defendants inflated prices and engaged in other allegedly anti-competitive conduct in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes.

Plaintiffs’ lead counsel has filed a number of amended class action complaints under seal. The Company filed a motion to dismiss the complaints. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order will not become final and appealable until further order or judgment is entered by the Court. The Company intends to continue its vigorous defense of these actions, if necessary.

Horizon Lines, Crowley Liner Services, Sea Star Lines, LLC, Saltchuck Resources, an affiliate of Sea Star Lines, LLC, and their related companies entered into settlement agreements with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. All of these settlements received Preliminary Approval from the court in August, 2010, and notices to the putative class members were mailed in September, 2010. The court set a final fairness hearing for November 18, 2010 to determine whether to finally approve the proposed settlements. The court could approve the settlements or reject the settlements. Additionally, even if the settlements are approved, certain individual direct purchasers may opt-out of one or more of the proposed settlements and proceed to prosecute their claims as an individual action. It is not clear whether an individual opt-out plaintiff would attempt to bring an action against the Company in such a proceeding or even whether they could do so in light of the Company’s dismissal with prejudice from the underlying MDL. Moreover, it is not clear what, if any, impact these settlements, whether or not approved, will have on further prosecution of the MDL 1960 or other claims on the Company, or on the trade, in general. The Company is not a party to any of the settlements.

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

Significant legal fees and costs have been incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three month periods ended September 30, 2010, and 2009, costs were approximately $116,500 and $360,000, respectively. During the nine month periods ended September 30, 2010 and 2009, costs were approximately $641,900 and $1,052,400, respectively.

On October 15, 2009, the Company commenced legal action against its insurer for a judicial declaration that the insurer owes and has breached its duty to defend the Company in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case is in the Middle District of Florida, Jacksonville Division, and is captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. On July 23, 2010 the Court denied the Company’s motion and granted summary judgment in favor of the defendant. The Company has appealed this decision to the Eleventh Circuit Court of Appeals.

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

The Company is a defendant in certain employee actions for wrongful termination, age and gender discrimination from employee terminations in 2009 and 2010. The Company is insured for such actions and in the opinion of management such actions are not expected to have a material adverse effect on the Company’s financial position or cash flows.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. of our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table reflects stock repurchases made by the Company during the third quarter of 2010:

	Issuer Repurchases of Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate $ Value)of Shares that May Yet Be Purchased Under the Plans or Programs *
July 1, 2010 – July 31, 2010	—	—	—	$893,301
August 1, 2010 – August 31, 2010	2,759	$3.42	2,759	$883,864
September 1, 2010 – September 30, 2010	13,999	$3.21	13,999	$838,887

*	In December 2009, the Board of Directors authorized the repurchase of up to $1.0 million of the Company’s Common Stock. Under this program, stock repurchases may be made in the open market or through privately held negotiated transactions. The stock repurchase program which will expire on December 30, 2010, unless extended by the Board of Directors, may be commenced or suspended at any time without prior notice.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.

Date: November 15, 2010	By: /s/ Ivy B. Suter
Ivy B. Suter
Chief Executive Officer

Date: November 15, 2010	By: /s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration and Chief Financial Officer