Form 10-K
period 2010-12-31
TRAILER BRIDGE INC
filed 2011-03-31
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s $0.01 par value common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $22,055,097 (based upon $3.11 per share being the price at which the common equity was last sold on June 30, 2010). In making this calculation the issuer has assumed, without admitting for any purpose, that all executive officers and directors of the registrant are affiliates.

As of March 29, 2011, 12,016,681 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, 13, and 14 of this Report is incorporated by reference from the registrant’s definitive proxy statement for the 2011 annual meeting of stockholders that will be filed no later than 120 days after December 31, 2010.

TRAILER BRIDGE, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.
Business	3
Item 1A.
Risk Factors	11
Item 1B.
Unresolved Staff Comments	16
Item 2.
Properties	16
Item 3.
Legal Proceedings	17
Item 4.
Removed and Reserved	19

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.
Selected Financial Data	21
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.
Financial Statements and Supplementary Data	34
Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	57
Item 9A.
Controls and Procedures	57
Item 9B.
Other Information	58

PART III

Items 10 - 14	58

PART IV

Item 15.
Exhibits, Financial Statement Schedules	59

EXHIBIT INDEX	60

SIGNATURES	64

PART I

Forward Looking Statements

This report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include the risks of changes in demand for transportation services offered by the Company, changes in rate levels for transportation services offered by the Company, changes in the cost of fuel, the Company’s ability to refinance its existing debt, unfavorable outcomes from the United States Department of Justice (“DOJ”) investigation and related class or individual actions, economic recessions and severe weather as well the ability to retain and/or attract the necessary personnel and maintain necessary vendor relationships. An additional description of the Company’s risk factors is described in Part I — Item 1A. “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

BUSINESS OVERVIEW

Trailer Bridge, Inc. (“Trailer Bridge”) was incorporated in Delaware in 1991 and is headquartered in Jacksonville, Florida. Trailer Bridge is an integrated trucking and marine freight carrier that provides freight transportation between the continental U.S., Puerto Rico and the Dominican Republic. Trailer Bridge was the first company serving markets governed by the Jones Act to exclusively operate marine vessels fully configured to carry 48' and 53' long, 102" wide, “high-cube” equipment. This configuration enables the Company to achieve operating efficiencies not readily available to traditional ocean carriers that primarily use smaller capacity equipment, such as 40' containers. Our 53' containers have 61% more inside cubic space compared to traditional 40' marine containers which typically results in lower per cubic foot shipping costs on both land and sea for customers. The Company also utilizes tug/barge vessels which result in lower costs per unit mile at sea compared to traditional self-propelled vessels. Trailer Bridge’s vessels are loaded and unloaded using both a cost-efficient roll-on, roll-off process and a unique patented process for its newer vessels, both of which result in lower operating costs per unit compared to traditional container gantry crane operations.

In 1998 and 1999, Trailer Bridge took delivery of five 403' long container carrying barges designed specifically for the Company’s integrated truckload marine transportation system and bearing the Company’s Triplestack Box Carrier® (“TBC”) trade name. In 2004, Trailer Bridge purchased two roll-on/roll-off (“ro/ro”) barges that it previously chartered from a related party. The Company currently utilizes the two mid-bodied ro/ro vessels and two TBC’s to provide two weekly sailings between Jacksonville, Florida, and San Juan, Puerto Rico, and one TBC provides weekly sailing between and among Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. The sailing to Puerto Plata, Dominican Republic, increased to weekly sailings in January 2010. As of December 31, 2010, two TBC’s were not in liner service.

In this Form 10-K, unless the context requires a different interpretation, “Trailer Bridge,” the “Company,” “we,” “us,” and “our” refer to Trailer Bridge, Inc.

OPERATIONS

At December 31, 2010, Trailer Bridge operated a fleet of 141 tractors, comprised of 79 company owned units and 62 leased and owner operator units, 3,957 53' high cube containers, 3,157 53' chassis, 164 48’ high-cube trailers and 299 53’ Vehicle Transport Modules® or VTM’s™ (“VTM”) that transport truckload freight between the Company’s Jacksonville port facility, its San Juan, Puerto Rico port facility, the Dominican Republic and inland points in the U.S. and Puerto Rico. In addition, the Company leased 435 40’ chassis and 531 40’ high-cube containers. The Company provides full truckload service between inland points within the continental U.S., primarily to reposition equipment in order to service loads to and from Puerto Rico.

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

At December 31, 2010, Trailer Bridge operated one 736' triple-deck, ro/ro ocean-going barge and three 403' TBC’s in its liner service. Loading of the ro/ro barges is performed with maneuverable yard tractors operated by stevedores hired from an outside contractor. Each ro/ro vessel is towed at approximately 9 knots by one 7,200 horsepower diesel-powered tug. Each TBC is towed at approximately 9 knots by one 5,000 horsepower diesel-powered tug. The tugs are time-chartered and are manned by employees of one major tug owner. Compared to a self-propelled vessel, a tug/barge unit has reduced Coast Guard manning requirements and greater fuel efficiency compared to the steam turbine vessels operated by competitors. The construction cost and maintenance costs of tug/barges are also lower compared to self-propelled vessels. With relative cost efficiencies at the operating, fuel and capital cost lines, the Company’s tug/barge vessel model results in lower costs per unit mile at sea compared to the self-propelled vessels it competes with. The tug/barge model also results in less toxic emissions than steam turbine vessels that use residual fuel. The greater fuel efficiency and clean-burning distillate fuel, ultra-low sulfur diesel (“ULSD”), associated with our tug/barge model exceeds the new standards by two-times having less than 6 PPM of sulfur. The large number of U.S. tugs available for charter provides the Company with a reliable source for towing services.

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

The Company believes that price is the primary determinant in the freight lanes in which it serves. Rates are quoted and contracted for on a per-container load basis, but the Company seeks to highlight that its containers carry up to 61% more of a shipper’s cargo compared to traditional containers. The Company highlights the effective cost per cubic foot of both the freight rate and any surcharges and calculates what those charges would need to be with a competitor’s smaller container to result in better overall cost economics for customers. The Company seeks to obtain additional business by highlighting the advantageous cost-per-cubic-foot pricing embodied in its proposals. However, the Company also believes that it provides enhanced service that results from its use of an intermodal model built around 53’ equipment that is the standard for movements on the mainland. The intermodal model provides for moving products from one location to another by various means, including water, truck and rail. This intermodal service frees the customer from the operational complexities of coordinating the interface between over-the-road, rail and marine services. This customer service philosophy has generated increased demand from existing customers and has enabled the Company to acquire new customers.

Because the Company has a diversified customer base, typical shipments to Puerto Rico include furniture, consumer goods, raw materials for manufacturing, electronics, new and used automobiles, and apparel, whereas, the typical shipments from Puerto Rico normally include healthcare products, pharmaceuticals, electronics, shoes and recyclables. Typical shipments to the Dominican Republic mostly consist of raw materials for manufacturing, whereas, typical shipments from the Dominican Republic include apparel, raw materials for manufacturing, and recyclables. Management intends to continue the Company’s efforts both to increase business with existing customers and add new core relationships.

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

VESSELS

Ro/Ro Barges

At December 31, 2010, the Company owned two 736' by 104' triple-deck ro/ro barges. One ro/ro is currently operating in scheduled liner service between Jacksonville, Florida, and San Juan, Puerto Rico. The other ro/ro barge went into regulatory dry-docking at the end of the fourth quarter 2010 and was placed back into liner service in the first quarter of 2011. The ro/ro that was operating at the end of 2010 was put into dry-docking in the first quarter of 2011 and is expected to rejoin liner service in early April 2011. Each deck has ten lanes that are accessed from the stern of the vessel via ramp structures in Jacksonville, Florida, and San Juan, Puerto Rico, that have been built specifically for the Company. On each vessel, 86 equivalent 53' slots have been converted to carry new and used automobiles on car decks that allow up to 11 cars to fit in the space previously used for one 53' unit. The container/chassis combinations and trailers are secured on the vessel by attachment to pullman stands that are engaged and disengaged with specially configured yard tractors used to pull the container/chassis combinations and trailers into position on the vessel. In 2010, the Company has increased the carrying capacity of these vessels by double stacking containers on the top deck on certain voyages.

Triplestack Box Carriers

At December 31, 2010, the Company owned five TBC’s that are single deck barges designed to carry 53' containers. Three TBCs are currently operating in scheduled liner service between Jacksonville, Florida, San Juan, Puerto Rico, and Puerto Plata, Dominican Republic. The remaining two TBC’s were available for charter and not in service as of December 31, 2010. Of these two remaining TBC’s, one went into charter in the first quarter of 2011 for a period of 300 consecutive days with the option for two additional 90-day extension periods. These vessels utilize the same port facilities as the ro/ro barge vessels in Jacksonville and San Juan. A call every 14 days in Puerto Plata, Dominican Republic, was added to the rotation in August 2007, and was increased to weekly sailings in January 2010. The Company developed and patented an innovative system for loading and unloading the TBC’s that requires minimum capital expenditures and labor resources. Wheeled vehicles, known as reach-stackers, carry and load the containers onto the vessels. These highly maneuverable vehicles are also used by railroads to load containers on rail cars for intermodal transportation. The reach-stackers are significantly less expensive than the cranes typically required for loading and unloading containers from the holds of large cargo ships and instead directly access the deck of the vessel via simple and movable linear planks.

Normally, three of the TBC’s are marketed and chartered for project moves including movement of military equipment between ports in the Caribbean, movement of container cranes between US ports and overseas locations, offshore drilling rig components and various break-bulk type cargo movements.

VESSELS OWNED BY THE COMPANY

VESSEL NAME	TYPE	CAPACITY	SERVICE as of 12/31/10

SAN JUAN JAX BRIDGE	Ro/Ro	385 53' units	Dry-docked
JAX SAN JUAN BRIDGE	Ro/Ro	385 53' units	Jax/San Juan
ATLANTA BRIDGE	TBC	295 53' units	Available for charter
CHICAGO BRIDGE	TBC	295 53' units	Available for charter
CHARLOTTE BRIDGE	TBC	295 53' units	Jax/San Juan
BROOKLYN BRIDGE	TBC	295 53' units	Jax/San Juan/Puerto Plata
MEMPHIS BRIDGE	TBC	295 53' units	Jax/San Juan/Puerto Plata

RAMP STRUCTURES

The loading and unloading of the Company’s two 736' by 104' triple-deck ro/ro barges is accomplished through the use of ramp structures at both the San Juan and Jacksonville locations. The Company replaced its floating ramp structure in San Juan with a fixed land-based structure in the first quarter of 2011. The new ramp structure permits the Company to handle cargo it has not previously been able to handle and requires less maintenance expense than the replaced ramp. In Jacksonville, Florida, the Company has the preferential right to use a land-based ramp structure built and owned by the Jacksonville Port Authority.

OWNED REVENUE EQUIPMENT

At December 31, 2010, the Company owned 74 line haul tractors and 5 day cabs. The line haul units are conventional tractors with sleeping accommodation. The day cabs are used for local delivery work in the Jacksonville area. The Company also owned 164 dry van trailers as well as, 3,920 53' containers and 3,157 53’ chassis.

At December 31, 2010, the Company owned 299 53’ VTM’s designed and built by the Company. These units are used to transport automobiles and can hold up to three vehicles to provide an efficient unit for loading and unloading. The Company holds four separate patents for the VTMs. Two patents cover the VTM unit and two patents cover the method of loading and unloading vehicles into the VTM.

The Company performs preventative maintenance on equipment at its Jacksonville operations center, with the majority of major maintenance and repairs handled by outside contractors.

DRIVER RECRUITING AND RETENTION

The Company offers competitive compensation and health care benefits comparable to those offered by truckload operators. Drivers are assigned a single dispatcher, regardless of geographic area, providing more predictable home time. The Company’s driver turnover in 2010 was 25.0% compared to 24.1% in 2009.

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

The Company pays directly for the marine fuel used by the tugs it charters however, tug crew personnel employed by the tug owner control the actual fuel loading. The price of the tug fuel is based on a published weekly index plus a per-gallon handling charge paid to the supplier. The tug fuel is purchased and loaded at the nearby supplier’s dock facility in Jacksonville during cargo loading operations.

Trailer Bridge does not engage in any fuel hedging activities as the present fuel surcharge mechanism has the effect of adjusting revenue levels over time for changes in fuel prices.

The Company charges fuel surcharges to its customers pursuant to its tariff. The fuel surcharges for domestic truck movements are charged on a per mile basis and are stipulated in the Company’s tariff at predetermined levels based upon the price of fuel. Total fuel surcharge revenue for 2010 was $17.6 million compared to $14.0 million in 2009. The fuel surcharges on movements to and from Puerto Rico are assessed on a per move basis and have partially mitigated the increases in fuel prices. The additional fuel surcharge is distinguished from freight revenues and both are reported in the Company’s operating revenues.

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

TECHNOLOGY

The core information systems of Trailer Bridge run within the IBM AS-400 iSeries architecture. Security of corporate data is enhanced by tight controls on access, management oversight, monitoring, and automated tools.

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

COMPETITION

The Company currently competes with three carriers for freight moving between the U.S. and Puerto Rico where its container volume market share, excluding vehicles, as of November 2010 was approximately 14.5%, according to available data obtained from the Port Import Export Reporting Service (“PIERS”), a subsidiary of the Journal of Commerce. The Company’s market share decreased 1.0 percentage point in 2010 compared to its 15.5% market share in 2009. The Company had a 15.1% market share in 2008, a 13.8% market share in 2007 and a 13.2% market share in 2006. The three other current carriers in the Puerto Rico trade are Horizon Lines, Crowley Liner Services, and Sea Star Line. Based on available PIERS data as of November 2010, Horizon Lines has approximately 32.0% of the market and operates four steam turbine powered container vessels that carry mainly 40' containers. Crowley Liner Services, a subsidiary of Crowley Maritime Corporation (“Crowley”), has approximately 29.7% of the market and operates eight ro/ro barges in various services between the U.S. and Puerto Rico. Sea Star Line, owned primarily by SaltChuk Resources, Inc., parent of Totem Ocean Trailer Express, Inc., has approximately 23.8% of the market with three steam turbine powered combination ro/ro container vessels. If vehicle cargos were included in the market share analysis, Trailer Bridge, Crowley, and Sea Star Line market shares would be in excess of the preceding figures.

Puerto Rico shippers select carriers based primarily upon price and to a lesser extent, criteria such as frequency of service, transit time, consistency, billing accuracy and claims experience. The Company believes that the elements comprising its business model result in it being a lower-cost operator. This underlying cost advantage, combined with consistently focusing a shipper’s attention on the effective cost per cubic foot of freight rates and surcharges, assists the Company in providing and highlighting proposals that contain better pricing. Based upon how much of the additional 61% inside cube a shipper can utilize, it is not unusual for them to switch to Trailer Bridge even when that results in actually paying more per container load than they were before.

In the Dominican Republic trade, Trailer Bridge competes with over a dozen carriers. Trailer Bridge serves the northern port of Puerto Plata and therefore does not compete directly with most of the carriers that serve the much larger southern ports near Santo Domingo. A service every 7 days to Puerto Plata, Dominican Republic was implemented in January 2010.

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

The Company has a unique operating system, which utilizes 53’ high cube containers, TBC’s, and reach stackers to load/unload freight. In November 2008, Trailer Bridge was granted a patent for the process of loading and unloading containers on its TBC vessels by the United States Patent and Trademark Office (USPTO). Trailer Bridge also holds several patents related to its VTM, special purpose modules for receiving motorized vehicles for transportation that interchange easily between transport modes without the necessity of re-handling the vehicles.

The Company’s ocean going tugs all use a distillate fuel that produces cleaner emissions than the residual fuel used by the self-propelled vessels in the Puerto Rico trade. The Company believes its vessel emissions characteristics result in it having one of the cleanest environmental footprints in the Puerto Rico trade and believes that this will become an increasingly important factor in customers’ decision making processes. The Company was the first marine company to join the Environment Protection Agency SmartWaySM Transport Partnership, a voluntary business/government collaboration focused on increasing efficiency and reducing emissions.

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

EMPLOYEES

At December 31, 2010, Trailer Bridge had 133 employees consisting of 53 truck drivers and 80 executive and administrative personnel.

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

Item 1A. Risk Factors

Risks Relating to the Company’s Business

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

As of December 31, 2010, we had approximately $85.4 million of outstanding short-term debt. Our available liquidity plus the additional cash expected to be generated by operations will not be sufficient, without additional financing, to pay the $82.5 million in 9.25% Senior Secured Notes (the “Notes”) which become due in November 2011. Although we expect to refinance these Notes prior to November 2011, our failure to refinance these obligations that have not matured prior to March 31, 2011, has resulted in the inclusion of an explanatory going concern paragraph in the audit report of our Independent Registered Certified Public Accounting Firm.

Because we have substantial debt, we require significant amounts of cash to fund our debt service obligations. Our ability to generate cash to meet scheduled payments or to refinance our obligations with respect to our debt depends on our financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors, some of which may be beyond our control:

•	operating difficulties;

•	increased operating costs;

•	increased fuel costs;

•	general economic conditions;

•	decreased demand for our services;

•	market cyclicality;

•	tariff rates;

•	prices for our services;

•	the actions of competitors;

•	regulatory developments; and

•	delays in implementing strategic projects.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and might be forced to reduce or delay capital expenditures, dispose of material assets or operations, seek to obtain additional equity capital, restructure or refinance our indebtedness. In the event that we are required to dispose of material assets or operations to meet our debt service obligations, we cannot be sure as to the timing of such dispositions or the proceeds that we would realize from those dispositions. The value realized from such dispositions will depend on market conditions and the availability of buyers, and, consequently, any such disposition may not, among other things, result in sufficient cash proceeds to repay our indebtedness. Also, our existing debt agreements

(and any new financing documents may) contain covenants that may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Further, we cannot provide assurance that we will be able to restructure or refinance any of our indebtedness or obtain additional financing, given the uncertainty of prevailing market conditions from time to time. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In such an event, we may be forced to file for protection under federal bankruptcy laws. If we are able to restructure or refinance our indebtedness or obtain additional financing, we anticipate that the economic terms on which such indebtedness is restructured, refinanced or obtained will not be as favorable to us as our current indebtedness.

We may be unable to refinance our 9.25% Senior Secured Notes.

Our Notes mature on November 15, 2011. As of March 31, 2011, the aggregate principal outstanding on our Notes is $82.5 million. We will not generate sufficient funds from our operations to pay off the aggregate principal outstanding on our Notes when due in November 2011. Although we expect to refinance these Notes prior to November 2011, our failure to refinance these obligations that have not matured prior to March 31, 2011, has resulted in the inclusion of an explanatory going concern paragraph in the audit report of our Independent Registered Certified Public Accounting Firm. If we are unable to refinance these notes on acceptable terms, we might be forced (i) to dispose of property or equipment, which might result in losses (ii) to obtain financing at unfavorable terms, and/or (iii) file for protection under bankruptcy laws. Each could reduce the cash flow available for operations and, therefore, have a negative effect on our results of operations.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

Our debt agreements contain customary covenants and financial tests, including compliance with certain financial ratios under certain circumstances. We expect that any new financing would contain similar or more restrictive covenants and financial tests. These covenants could limit our operational flexibility and our acquisition activities. Moreover, if we breach any of the covenants and did not cure the breach within the applicable cure period, we could be forced to repay the debt immediately, even in the absence of a payment default. Additionally, there can be no assurance that we will be able to refinance our Notes on terms that are as favorable. Consequently, the covenants in our future debt agreements may be even more restrictive than our current covenants. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock. It is likely that any refinancing of its existing indebtedness as described above will contain similar or more restrictive covenants.

There is a criminal investigation into pricing practices in the trade in which we operate and related class- action suits.

As more fully described in Item 3. — Legal Proceedings, on April 17, 2008, we received a subpoena from the Department of Justice (“DOJ”) seeking documents and information relating to a criminal grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. To date, neither we nor any of our employees has been charged with any wrongdoing in this investigation and we will continue to cooperate with government officials. Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed at least 40 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley and us. Additionally, on October 9, 2009, we received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the

Puerto Rico domestic ocean shipping business. We are not able to predict the ultimate outcome or cost of the DOJ investigation, the civil class actions, or the Puerto Rico Office of Monopolistic Affairs investigation. It is possible that these proceedings may lead to a criminal conviction or settlement providing for the payment of substantial fines by us. It is also possible that the outcome of these proceedings could damage our reputation and might impair our ability to conduct our business. Any conviction or potential settlement could have a substantial and material effect on our financial position, liquidity and cash flow. Settlements by our competitors that result in shipping discounts could also have a substantial and material effect on pricing in the market that will adversely effect our business.

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

While we have a series of fuel surcharges in place that seek to adjust revenues with changes in fuel prices, such mechanisms do not act with precision in terms of timing and amount. When fuel prices increase dramatically, rapidly or consistently, the surcharge mechanism may not immediately adjust revenues enough to offset the increase in cost to us. Additionally, in periods of consistent fuel price increases, the fuel surcharge mechanism may not fully capture the increase in costs. The fuel surcharge is also an area of competition among carriers in the trade and market forces may prohibit us from generating enough revenue from the fuel surcharges to offset any increase in costs, which may have a negative affect on our profitability.

We have no control over economic factors that could adversely affect our business.

We have no control over economic factors such as fuel prices, fuel tax, interest rate fluctuations, recessions or customers’ business cycles. Significant increases in fuel or other operating costs and interest rates, to the extent not offset by increases in freight rates or fuel surcharges, would adversely affect our operating results. Economic uncertainty caused by periodic economic recessions in the United States and other countries, have a material adverse effect upon our operating results when such economic downturns occur. If the resale value of our revenue equipment were to decline, we could receive less upon the disposition of our equipment or find it necessary to retain our equipment longer, with a resulting increase in our operating expenses. The marine and trucking industries are cyclical with corresponding changes in revenue and profits. Changes in economic and trade growth as well as changes in the supply and demand of vessel and trucking capacity can impact both rates and resale values. The amount and timing of new vessel deliveries to competing carriers in the Puerto Rico market and rate reductions from increased capacity, excess capacity or slow market growth could result in rate instability that could have a material adverse effect upon us.

Intense maritime competition has led to past financial losses. We suffered volume decreases in the fourth quarter of 2010.

Due primarily to the overcapacity and intense competition in the Puerto Rico market during the late 1990’s and early 2000’s, we experienced significant financial losses and negative cash flow. Although we have had positive operating income since 2005, we cannot assure that we will continue to generate operating income and positive cash flow. We cannot assure that a new marine freight carrier will not commence operations in the Puerto Rico market or that an existing competitor will not increase capacity or lower prices in the Puerto Rico market. Most of our competitors have substantially greater financial resources, operate more equipment, or carry a larger volume of freight than we do. Volume decreases in the fourth quarter 2010 may continue in the future and have a material adverse effect on the Company.

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

Our operations are dependent on a limited fleet and special loading structures.

Our current liner operations depend on a limited number of vessels and triple deck loading ramps at its port facilities in Jacksonville and San Juan, the loss of which could have a material adverse effect on us. The operation of any marine vessel involves the risk of catastrophic events due to various perils at sea. In the event of either a total loss of or major damage to its vessels or ramps, we cannot assure that we could locate suitable replacements, or if available, that such replacements could be obtained on suitable terms. We also could be adversely affected if unexpected maintenance or repairs are required for either of the custom configured ramp systems that we use. Although our vessels are insured for loss, we do not maintain business interruption insurance and our vessel insurance might not be high enough to build replacement vessels. Accordingly, we cannot assure that the loss of, damage to or required repair to any of our vessels or port facilities in the future would not have a material adverse effect on our cash flow.

A substantial part of our revenue is produced in a single market, which makes it susceptible to changes that could adversely affect our results and despite increased volume overall we lost market share in that market throughout 2010.

The vast majority of our revenue is attributable to freight moving either to or from Puerto Rico. In 2010, we experienced a consistent loss of market share in the Puerto Rico market, however, we made up for this loss by carrying more Dominican Republic freight. Our reliance on the Puerto Rico market makes us susceptible to a downturn in the local economy, local economic and competitive factors, changes in government regulations and political changes that we cannot predict. Our operation is highly leveraged and a downturn in freight volume in the Puerto Rico trade lane would have a material adverse effect on our cash flow. Additionally, at December 31, 2010, more than 10% of our trade accounts receivable was dependent upon funding from the Puerto Rico government.

Repeal or substantial amendment of the Jones Act could adversely affect its business.

The Jones Act provides that all vessels operating between ports in the United States, including the noncontiguous areas of Puerto Rico, Alaska and Hawaii, must be built, owned, operated and crewed substantially by U.S. citizens. We cannot assure that the Jones Act will not be repealed or amended in the future. If the Jones Act was to be repealed or substantially amended and, as a consequence, competition was to increase in the Puerto Rico market, our business and cash flow could be adversely affected.

Changes in tax laws or the interpretation thereof, adverse tax audits and other tax matters related to our tonnage tax election or such tax may adversely affect future results.

We have elected to be taxed according to the tonnage tax instead of the federal corporate income tax on income from our qualifying shipping activities since the 2007 federal tax year. Changes in tax laws or the interpretation thereof, adverse tax audits, and other tax matters related to such tax election or such tax may adversely affect our future results. We have been notified that the IRS will audit our 2009 tax year.

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

In order to maintain our eligibility to own and operate vessels in compliance with the Jones Act, 75% of our outstanding capital stock and voting power is required to be held by U.S. citizens. Our Certificate of Incorporation contains provisions limiting non-citizenship ownership of our capital stock and requiring non-citizens to divest the shares of capital stock that they own in excess of these limits. However, we could lose our ability to conduct operations in the U.S. domestic trade if such provisions prove unsuccessful in maintaining the required level of citizen ownership, which would require us to shut down all but a very small portion of our current business.

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

The Company leases small sales and/or administrative office facilities in Charlotte, North Carolina, Chicago, Illinois, Cleveland, Ohio, Shrewsbury, New Jersey, Rockville Centre, New York, Atlanta, Georgia and Santiago, Dominican Republic. The Company also rents a 2,600 square foot office in San Juan where its Puerto Rico administrative and sales personnel are based.

PORT FACILITIES

The Company utilizes port facilities in Jacksonville and San Juan where its vessels are loaded and freight is stored awaiting further movement by either vessel or truck.

Trailer Bridge’s marine terminal in Jacksonville is located on Blount Island and consists of a berthing area and approximately 30 acres leased from the Jacksonville Port Authority. The lease, which expires in 2013, allows the Company to use the berthing area on a preferential, although non-exclusive, basis and the land area on an exclusive basis. Included in the lease is a triple deck loading ramp funded by the Jacksonville Port Authority that the Company uses to load and unload its triple-deck ro/ro barges. The Company pays the Jacksonville Port Authority a monthly rental payment plus a wharfage payment based upon total cargo volume with a minimum guarantee of approximately $1.95 million per year.

The Company’s marine terminal in San Juan consists of two berthing areas and 36 acres that the Company utilizes on a preferential basis under a stevedoring services agreement with the contractor who provides cargo-handling services. In addition to the area designated for parking containers and vehicles, the Company has on-site offices for its management personnel, two designated gate areas for receiving and delivery of loaded containers and vehicles, a roadability area for checking equipment, a new three-story fixed loading ramp for working the triple deck ro/ro barges and a maintenance area for servicing our equipment. The stevedoring services agreement calls for the Company to make fixed payments as well as payments based upon total cargo volume and the prevailing wharfage rates of the Puerto Rico Ports Authority. This agreement expires November 30, 2015, with renewals at the Company’s option until October 23, 2035. The Company believes its present port facilities combined with the additional San Juan land lease are sufficient for its current and future operations. See — Part I — Item 1. “Business RAMP STRUCTURES.”

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

The Company believes that all of its facilities and equipment are in good condition, well maintained and able to support its current operations. For additional information concerning the Company’s properties, see the information concerning its fleet of vessels and certain other properties as set forth in Part I — Item 1. “Business.”

A substantial portion of the Company’s property and vessels are pledged as collateral for the Company’s debt.

Item 3. Legal Proceedings

On April 17, 2008, we received a subpoena from the Antitrust Division of the DOJ seeking documents and information relating to a criminal grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Our representatives have met with United States Justice Department attorneys and pledged our full and complete cooperation with the DOJ investigation. We have made document submissions to the DOJ in response to the subpoena. To date, neither we nor any of our employees has been charged with any wrongdoing in this investigation and we will continue to cooperate with government officials.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed at least 40 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and us. The actions alleged that the defendants inflated prices and engaged in other allegedly anti-competitive conduct in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes.

On April 30, 2010, in a non-final order, the Court granted our motion to be dismissed with prejudice as to the claims of the named plaintiffs against us. This order will not become final and appealable until further order or judgment is entered by the Court. We intend to continue our vigorous defense of these actions, if necessary.

Horizon Lines, Crowley Liner Services, Sea Star Lines, LLC, Saltchuck Resources, an affiliate of Sea Star Lines, LLC, and their related companies entered into settlement agreements with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. All of these settlements received Preliminary Approval from the court in August, 2010, and notices to the putative class members were mailed in September, 2010. The settling defendants have reported that enough potential claimants have opted-out of the settlement class that the settling defendants have the option to terminate the settlement agreements. The Court has set a date of April 29, 2011 for the settling defendants to declare whether they will terminate all or some of the settlement agreements. It is not clear what impact, if any, such a termination and subsequent class litigation may have on us, since we are not a party to any of the settlement agreements.

Even if the settlement agreements are not terminated, the opt-outs are likely to pursue claims against the settling defendants. It is not clear whether an individual opt-out plaintiff would attempt to bring an action against us in such a proceeding or even whether they could do so in light of our dismissal with prejudice from the underlying MDL. Moreover, it is not clear what, if any, impact these settlements, whether or not ultimately terminated or finally approved, will have on further prosecution of the MDL 1960 or other claims on us, or on the trade, in general.

On March 15, 2011, Horizon Lines, LLC plead guilty to a charge of violating federal antitrust laws with respect to the Puerto Rico trade lane in which we operate. Horizon Lines, LLC was sentenced to pay a fine of $45 million over five years and was placed on criminal probation. It is unclear what, if any, impact the Horizon Lines, LLC plea will have on the civil actions discussed above, on us, or on the trade, in general.

On October 9, 2009, we received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. We have indicated to the Puerto Rican authorities that we will cooperate fully with this investigation and have provided requested documents to such authorities.

We understand that on February 22, 2011, all currently named defendants in the indirect purchaser action entered into a Memorandum of Understanding with the Commonwealth of Puerto Rico and attorneys representing a putative class of indirect purchasers to resolve all of the alleged claims of the Commonwealth of Puerto Rico and the indirect purchasers related to ocean shipping services in the Puerto Rico trade lane. The exact terms of that agreement have not been reported. We are not a party to the indirect purchaser litigation, nor are we a party to the reported Memorandum of Understanding. It is unclear what, if any, impact this Memorandum of Understanding will have on the future course of the investigation by the Puerto Rican authorities.

Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three-month periods ended December 31, 2010, and 2009, costs were approximately $37,000 and $676,000, respectively. During the twelve month periods ended December 31, 2010, and 2009, costs were approximately $679,000 and $1,728,000, respectively.

On October 15, 2009, we commenced legal action against our insurer for a judicial declaration that the insurer owes and has breached its duty to defend us in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case was held in the Middle District of Florida, Jacksonville Division, and was captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. On July 23, 2010 the Court denied the Company’s motion and granted summary judgement in favor of the defendant. The Company appealed this decision to the Eleventh Circuit Court of Appeals on August 19, 2010. Oral argument has been scheduled for the week of May 24, 2011, however, the appeal’s outcome cannot be predicted with certainty.

We are not able to predict the ultimate outcome or cost of the DOJ investigation, the civil class actions, or the Puerto Rico Office of Monopolistic Affairs investigation. However, should this result in an unfavorable outcome for us, it could have a material adverse effect on our financial position and future operations.

We are involved in routine litigation and are subject to certain claims which arise in the normal course of business, including employment discrimination claims, none of which, in the opinion of management, are expected to have a material adverse effect on our financial position or cash flows.

Item 4. Removed and Reserved

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market, under the symbol “TRBR”.

The following table represents the high and low sales prices for the past two years as reported on the NASDAQ Global Market:

2010	High	Low

First Quarter	$5.95	$4.58
Second Quarter	$5.25	$2.93
Third Quarter	$3.60	$2.95
Fourth Quarter	$3.39	$2.29

2009	High	Low

First Quarter	$4.68	$1.73
Second Quarter	$5.68	$2.29
Third Quarter	$5.86	$3.90
Fourth Quarter	$6.17	$3.85

We have not paid dividends since our inception and do not anticipate doing so in the foreseeable future. Certain of our loan documents prevent the payment of cash dividends under certain circumstances as described herein under Item 7 — Liquidity and Capital Resources.

As of March 29, 2011, there were 83 stockholders of record.

The closing price for our common stock on March 29, 2011 was $3.75.

The following table sets forth information about our equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans appoved by securities holders	1,485,223	$5.18	55,564

Equity compensation plans not appoved by securities holders	—	—	—

Total	1,485,223	$5.18	55,564

Amendments to both the our Stock Incentive Plan and our Non-Employee Director Plan to increase the number of shares authorized for issuance by 125,000 and 175,000, respectively, were approved at our 2010 Annual Meeting of stockholders.

	Issuer Repurchases of Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate $ Value) of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1, 2010 — October 31, 2010	100	$3.35	100	$838,552
November 1, 2010 — November 30, 2010	—	—	—	838,552
December 1, 2010 — December 31, 2010	—	$—	—	$—

*	On December 29, 2009, the Board of Directors authorized the repurchase of up to $1.0 million of our common stock. Under this program, stock repurchases could be made in the open market or through privately negotiated transactions beginning on December 30, 2009. The timing and actual number of shares repurchased depended on market conditions and other factors. The stock repurchase program expired on December 30, 2010.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition And Results Of Operations

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight by water to and from Puerto Rico, the Dominican Republic and the continental United States through its terminal facility in Jacksonville, Florida. The Company also earns revenue from the movement of freight within the continental United States when such movement complements its core business of moving freight to and from Puerto Rico and the Dominican Republic. The Company also earns revenue from chartering its vessels that are not in liner service to third party operators. The Company’s operating expenses consist of the cost of the equipment, labor, facilities, fuel, inland transportation and administrative support necessary to move freight to and from Puerto Rico, the Dominican Republic and within the continental United States. During 2010, the Company experienced a decline in operating income compared to 2009, primarily due to increased purchased transportation, fuel, and operating and maintenance expenses as a result of higher variable costs associated with higher southbound cargo volumes and higher fuel prices.

RESULTS OF OPERATIONS

The following table sets forth the indicated items as a percentage of net revenues for the years ended December 31, 2010, 2009 and 2008.

Operating Statement — Margin Analysis

(% of Operating Revenues)

	2010	2009	2008

Operating Revenues	100.0%	100.0%	100.0%

Salaries, wages, and benefits	13.2	15.8	13.8
Purchased transportation and other rent	25.9	22.3	25.2
Fuel	15.1	12.9	21.4
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	24.0	21.6	19.7
Dry-docking	0.4	0.8	0.7
Taxes and licenses	0.5	0.5	0.4
Insurance and claims	2.7	2.7	2.4
Communications and utilities	0.6	0.6	0.6
Depreciation and amortization	5.2	5.4	4.6
Loss on sale of property & equipment	—	—	0.2
Other operating expenses	5.9	6.3	5.8

Total Operating Expenses	93.5	88.9	94.8

Operating income	6.5	11.1	5.2
Net interest expense	(8.4)	(8.9)	(7.6)
Gain on debt extinguishment	—	0.1	—
(Provision) benefit for income taxes	(0.1)	—	—

Net (loss) income	(2.0)%	2.3%	(2.4)%

Year ended December 31, 2010, Compared to Year ended December 31, 2009

The Company’s operating ratio, or operating expenses expressed as a percentage of revenues, increased from 88.9% in 2009 to 93.5% in 2010. This change is explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units from 2009 to 2010:

Volume & Revenue Changes 2010 Compared to 2009

Overall
Volume Percent Change:
Total Equivalent Units	6.1%

Revenue Change (in millions):
Core Service Revenue	$2.2
Other Revenues	1.7

Total Revenue Change	$3.9

The increase in core service revenue is primarily due to an increase in overall southbound cargo volumes. The increase in other revenue is primarily due to increases in fuel surcharges partially offset by a decrease in charterhire revenue resulting from fewer vessels chartered in 2010 compared to 2009.

Vessel capacity utilization southbound was 96.5% during 2010, compared to 87.5% during 2009. This change was primarily due to increased southbound container and trailer and new auto volumes combined with a decrease in the auto capacity of the ro/ro vessels. Vessel capacity utilization northbound was 26.9% during 2010, compared to 29.4% during 2009. This change was primarily due to decreased northbound container and trailer volumes.

The increase in other revenues is primarily attributable to an increase in fuel surcharge revenue during 2010, which increased to $17.6 million from $14.0 million in 2009. Net demurrage, a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt, is also included in the Company’s revenues and amounted to $0.8 million in 2010 compared to $0.7 million in 2009. Total charterhire revenue amounted to $3.1 million in 2010 and $5.6 million in 2009. Charterhire is rental revenue for vessels not in use in a liner service. Security charges are charges to cover the Company’s additional expenses required to ensure the safety of the shipper’s cargo. These charges amounted to $1.9 million in 2010 compared to $1.8 million in 2009.

Operating Expenses

Operating expenses increased by $8.9 million, or 8.8%, from $101.6 million for 2009 to $110.5 million for 2010. This increase was due primarily to higher inland and marine variable costs due to higher southbound volumes and increases in the market price of fuel. This increase was partially offset by a decrease in salaries and benefits of $2.5 million, or 13.9%, primarily due to reductions in force, less driver payroll as a result of a shift from company employed drivers to purchased transportation, reduction in healthcare costs, and reduction in incentive bonuses. Rent and purchased transportation increased by $5.2 million or, 20.3%, primarily due to higher southbound cargo volumes combined with a reduction of company employed drivers resulting in increases in purchased truck miles and the fuel related components of inland transportation. Fuel expenses increased $3.0 million, or 20.6%, due to increases in the market price of fuel. As noted above, the fuel surcharge revenue collected by the Company increased

$3.6 million from the prior year period. The category fuel expense does not include fuel related expenses associated with inland purchased transportation that also experienced an increase. The Company estimates that its fuel expense associated with purchased transportation increased $1.9 million or 45.0%. Operating and maintenance expenses increased $3.7 million or 14.9% primarily due to increased stevedoring moves related to the overall increase in southbound container and trailer and new auto volume. Dry-docking expenses decreased $0.5 million or 53.5% primarily due to fewer vessels that were dry-docked in 2010 as compared to prior year. As a result, the Company’s operating ratio of expenses as a percentage of revenue increased during 2010, to 93.5% as compared to 88.9% during 2009.

Interest Expense

Interest expense decreased slightly from $10.4 million in 2009 to $9.9 million in 2010. This decrease in interest expense was primarily due to a decrease in the Company’s Notes from repurchases made in the third and first quarters of 2009 and 2010, respectively. During the third quarter of 2009, the Company repurchased $1.5 million (face amount) of its Notes in open market transactions. During the first quarter of 2010, the Company repurchased, in privately negotiated transactions, an additional $1.0 million (face amount) of its Notes, at par value. The aggregate principal outstanding on the Notes following both of the Company’s purchases was $82.5 million.

As a result of the factors described above, the Company reported a net loss of $2.3 million or $0.19 per share, basic and diluted, for the year ended December 31, 2010, compared to net income of $2.6 million or $0.22 per share, basic and diluted, for the year ended December 31, 2009.

Income Taxes

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In 2007, the Company concluded that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its Alternative Minimum Taxable income with its net operating loss carryforwards (NOL’s) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. The Company made the election to be taxed under the tonnage tax regime on its 2007 federal tax return. This election applies to all subsequent federal income tax returns unless the Company revokes this tax treatment. As a result, it was more likely than not that the Company would not be able to utilize its deferred tax asset. The remaining deferred tax asset at December 31, 2010 and 2009 of approximately $226,000 and $279,000, respectively, represents primarily the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended. The Company is accounting for this election as a change in status of its qualifying shipping activities. As a result of the change in status, federal deferred tax assets and liabilities, including approximately $85 million of federal NOL’s, which were previously offset by a valuation allowance, have been suspended. It cannot be assured that there will not be future efforts to repeal all, or any portion of, the tonnage tax as it applies to our shipping activities. The federal tax expense under the tonnage tax method is estimated to be $29,000 and $28,000 for 2010 and 2009, respectively, which can not be offset by the Company’s existing NOL’s under the tonnage tax regime. During the first quarter of 2011, the Company received notice that the IRS will be conducting an audit of its 2009 tax year. The Company intends to fully corporate with the IRS and all of its requests during the audit.

Year ended December 31, 2009, Compared to Year ended December 31, 2008

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, improved from 94.8% in 2008 to 88.9% in 2009. This change is more fully explained under the operating expenses caption set forth below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units, by sailing route and freight carried from 2008 to 2009:

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

Interest Expense

Interest expense remained fairly consistent at $10.4 million in 2008 and 2009. During the third quarter of 2009, the Company repurchased, with cash, $1.5 million (face amount) of its Notes in open market transactions. The aggregate principal outstanding on the Notes following the Company’s purchases was $83.5 million. This decrease in principal caused a slight decrease in interest expense in the fourth quarter of 2009. The Company’s Notes mature on November 15, 2011, with interest payable semi-annually on each May 15 and November 15.

As a result of the factors described above, the Company reported net income of $2.6 million or $0.22 per share, basic and diluted, for the year ended December 31, 2009, compared to a net loss of $3.2 million or $0.27 per share, basic and diluted, for the year ended December 31, 2008.

Income Taxes

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In 2007, the Company concluded that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes. For federal tax purposes, the Company can satisfy only 90% of its AMT (Alternative Minimum Taxable) income with its net operating loss carryforwards (NOLs) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. The Company made the election to be taxed under the tonnage tax regime on its 2007 federal tax return. This election applies to all subsequent federal income tax returns unless the Company revokes this tax treatment. As a result, it was more likely than not that the Company would not be able to utilize its deferred tax asset. Therefore during the second quarter of 2007, the deferred tax asset was adjusted by approximately $4.6 million to reflect this limitation. The remaining deferred tax asset at December 31, 2009 and 2008 of approximately $279,000 represents primarily the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended. The Company is accounting for this election as a change in status of its qualifying shipping activities. As a result of the change in status, federal deferred tax assets and liabilities, including approximately $85 million of federal NOL’s, which were previously offset by a valuation allowance, have been suspended. It cannot be assured that there will not be future efforts to repeal all, or any portion of, the tonnage tax as it applies to our shipping activities. The federal 2009 tax expense under the tonnage tax method is estimated to be $28,000 which could not be offset by the Company’s existing NOL’s under the tonnage tax regime.

DIVIDENDS

The Company has not declared or paid dividends on its common stock since its inception.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.9 million in 2010 compared to net cash provided by operating activities of $9.8 million in 2009. This represented a decrease of $0.9 million, which resulted primarily from an increase in accounts receivable of $1.4 million as a result of an increase in revenue combined with lower write-offs and recoveries in 2010. This decrease in cash provided by operating activities was offset by an increase in accounts payable of $6.5 million as a result of higher operating expenses, increase in unearned revenue of $0.6 million, decrease in prepaid and other current assets of $0.6 million, and an increase in non-cash stock compensation expense of $0.5 million. Net cash used in investing activities was $4.3 million in 2010 compared to net cash used in investing activities in 2009 of $1.8 million. This $2.5 million increase from 2009 was mainly due to capital expenditures on the Company’s San Juan, Puerto Rico terminal in 2010 combined with a deposit of $0.4 million made into the Title XI Bonds reserve fund in the first three months of 2010. Net cash used in financing activities was $4.1 million in 2010 compared to $4.2 million in 2009 representing a decrease of $0.1 million. This change was primarily the result of a retirement of $1.0 million of the Company’s Notes in the first quarter of 2010 as compared to the retirement of $1.5 million of these Notes in the third quarter of 2009 offset by reissuance of approximately $0.3 million in treasury stock to the Company’s CEO in the third quarter of 2009. At December 31, 2010, the Company had cash of $11.5 million and working capital deficit of $71.8 million, primarily due to classification of the Company’s $82.5 million Notes due in November 2011 as current in the Company’s December 31, 2010 balance sheet. The Company also had $4.6 million in a reserve fund for its two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds due September 30, 2022 and 6.52% Sinking Fund Bonds due March 30, 2023. These bonds are guaranteed by the U.S. government under the Title XI of the Merchant Marine Act of 1936, as amended (collectively, the “Title XI Bonds”).

Net cash provided by operating activities was $9.8 million in 2009 compared to net cash provided by operating activities of $4.4 million in 2008. This represented an increase of $5.4 million, which was partially the result of a decrease in accounts receivable of $5.0 million as a result of improved collections and a decrease in accrued liabilities of $3.7 million as a result of lower operating expenses. Net cash used in investing activities was $1.8 million in 2009 compared to net cash used in investing activities in 2008 of $2.0 million. This $0.2 million decrease from 2008 was due to a reduction in cash outlays on purchases of equipment in 2009. Net cash used in financing activities was $4.2 million in 2009 compared to net cash provided by financing activities of $2.9 million in 2008 representing a decrease of $7.1 million. This change was primarily the result of drawing an additional $5.4 million on the Wachovia term loan to finance the purchase of new roll-door containers in the fourth quarter of 2008. The repayments of the additional Wachovia term loan along with the retirement of $1.5 million of the Company’s Notes in the third quarter of 2009 contributed to increased debt payments in 2009. The Company made $1.0 million in additional purchases of its Notes in the first quarter of 2010. At December 31, 2009, the Company had cash of $11.0 million and working capital of $12.5 million.

In the second quarter of 2010, the Company committed to capital expenditures of approximately $5.5 million for modifications and improvements at its San Juan, Puerto Rico terminal. As of December 31, 2010 approximately $3.8 million of this amount has been spent.

Every five years the Company’s vessels are required to go through regulatory dry-docking. The Company accounts for its dry-docking costs using the expense-as-incurred method as opposed to the defer-and-amortize method predominantly used by the Company’s industry peer group. The Company began dry-docking one of its ro/ro vessels at the end of the fourth quarter of 2010 and estimates its dry-docking costs to be expensed to be approximately $7.2 million for two ro/ro vessels and $0.5 million for one TBC. The majority of the estimated $7.2 million expense related to the dry-docking of the two ro/ro vessels will occur in the first quarter of 2011 and is expected to result in a net loss for the Company in that period. As of December 31, 2010, approximately $0.4 million of the estimated $7.2 million has been expensed.

The Company’s revolving credit facility with Wachovia, as amended, provides for a maximum availability of $10 million and expires in April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At

December 31, 2010, there were no advances drawn on this credit facility. During the fourth quarter of 2008, the Company amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of December 31, 2010, the Company had $7.1 million available under this facility as calculated by the borrowing base formula and therefore was not subject to the financial covenants.

The Company has access to a term loan that provides for a maximum availability of $10 million on which the ability to draw expires April 2012. The term loan provides for interest equal to the prime rate and principal payments over a 72 month period through December 2014. At December 31, 2010, approximately $5.8 million was drawn on this loan to fund previous equipment purchases. This term loan is collateralized by eligible equipment with a carrying value of $14.4 million at December 31, 2010.

The Company’s $82.5 million Notes mature on November 15, 2011. Interest on the Notes is payable semi-annually on each May 15 and November 15. The Company may redeem the Notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest thereon, if any, to the redemption date. Upon the occurrence of certain changes in control specified in the indenture governing the Notes, the holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their Notes at a repurchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, places restrictions on the Company’s ability to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinated debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets.

During the third quarter of 2009, the Company repurchased, with cash, $1.5 million (face amount) of its Notes in open market transactions. For the period ended December 31, 2009, the repurchase of these Notes resulted in a gain on extinguishment of debt of $132,500. During the first quarter of 2010, the Company completed its previously announced purchase, in privately negotiated transactions, of an additional $1.0 million (face amount) of these Notes, at par value. The Notes have an outstanding balance of $82.5 million at December 31, 2010.

The Company’s available liquidity plus the additional cash expected to be generated by operations will not be sufficient, without additional financing, to pay the $82.5 million Notes which become due in November 2011. While the Company’s failure to refinance these obligations that have not matured prior to March 31, 2011, will result in the inclusion of an explanatory going concern paragraph in the audit report of our Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2010, the Company expects to refinance these Notes prior to November 2011. The Company is actively working with two lenders on a combined refinancing to redeem the Notes and concurrently refinance other indebtedness of the Company. The Company will also incur significant expenses in completing the refinancing. Should such a refinancing occur in the second quarter of 2011, the Company will expense $1.2 million and $2.5 million in unamortized debt issuance costs related to the Notes and other refinanced debt as well as prepayment penalties, respectively. The refinancing is expected to consist solely of debt, to bear interest at a variable rate, in part, and at a fixed rate, in part, to have a term of not less than five years, and to be secured by substantially all of the Company’s revenue generating assets. Although a portion of the new debt is expected to bear interest based on a variable interest rate, based on current interest rates, the Company’s blended interest rate with respect to the new debt is expected to be approximately 10.25%, as compared to a blended interest rate of approximately 8.55% under its current debt facilities. Should the expected refinancing not be consummated, the Company would need to renew its refinancing efforts with its financial advisor. Such refinancing could involve new lenders and/or existing lenders and might involve the private or public lending market. The Company believes the collateral securing the Notes, when combined with additional collateral it has to offer or unsecured borrowings will be sufficient to permit such a refinancing. The interest rate the

Company pays on its overall debt may be even higher under such refinancing and the Company could incur significant additional expenses in completing such a transaction. The existing Notes are secured by a substantial portion of the Company’s revenue generating assets and failure to refinance the debt could impair the Company’s ability to use such assets. The Company can provide no assurance that it will be able to refinance the Notes on favorable terms or at all. In the event the Company is not able to refinance the debt, the Company’s finances and ability to operate would be severely impaired.

The Company has outstanding two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds Due September 30, 2022 and 6.52% Sinking Fund Bonds Due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended (the “Title XI Bonds”). The aggregate principal amount of the Title XI Bonds outstanding at December 31, 2010, was $14.9 million. The Company is required to make deposits based on adjusted earnings of the Company. During 2009, the Company made no deposits into a reserve fund that secures the Title XI Bonds. The Company made a deposit of $0.4 million into this fund during the first quarter of 2010 based upon its 2009 net income. As of December 31, 2010, the balance of this reserve fund was approximately $4.6 million. If the Company retired this debt prior to the maturity date the Company would be subject to certain prepayment penalties as defined in the agreement. Based on the Company’s financial results for 2010, no deposit will be required in 2011.

As of December 31, 2010, the Company is restricted from performing certain financial activities described below due to certain leverage ratios under its Title XI Bonds. The provisions of the Title XI Bond debt documents provide that, in the event the company does not maintain certain leverage ratios, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States. If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI Bond covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of the U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI of the Merchant Marine Act of 1936, as amended, and liens incurred in the ordinary course of business. As of December 31, 2010, the Company was in compliance with such restrictions.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as of December 31, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition. In accordance with Accounting Standards Codification (“ASC”) 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period”, the Company recognizes voyage revenue ratably over the duration of a voyage based on the relative transit time in each reporting period commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. Fuel and other surcharges, demurrage and charterhire revenue are included in our revenues. Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. Charterhire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of our customers. These amounts are computed daily and included in “Operating Revenue.”

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

Repairs and Maintenance. The Company expenses repairs and maintenance as incurred. Every five years the Company’s vessels are required to go through regulatory dry-docking. The Company elected, in a prior year, to account for its dry-docking costs using the expense-as-incurred method as opposed to the defer-and-amortize method predominantly used by the Company’s industry peer group. The Company elected the expense-as-incurred method for accounting for these required regulatory dry-docking costs. Using the expense-as-incurred method, the Company recorded dry-docking expenses of $445,737, $958,491, and $972,113, in the years ended December 31, 2010, 2009 and 2008, respectively. Had the Company used the defer-and-amortize method such expenses would have been amortized over the five year period between regulatory dry-dockings.

Impairment Of Long-Lived Assets. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to our carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected operating cash flows, replacement costs of such assets, business plans and overall market conditions. The Company determines undiscounted projected net operating cash flows and compares it to the carrying value. In the event that impairment occurred, the Company would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. The Company estimates fair value primarily through the use of appraisals or other valuation techniques. The Company recognized no impairments in 2008, 2009 or 2010.

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

Income taxes. The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional U.S. corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In the second quarter of 2007, the Company completed its analysis of the impact of making the election to be taxed under the tonnage tax regime. The analysis illustrated that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its Alternative Minimum Taxable income with its net operating loss carryforwards (NOL’s) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. As a result of this analysis, the Company made the election to be taxed under the tonnage tax regime on its 2007 federal tax return. The federal tax expense related to 2010 under the tonnage tax method is estimated to be approximately $29,000. As of December 31, 2010 and 2009, the remaining deferred tax asset of approximately $226,000 and $279,000, respectively, represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

ASC 740-10, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under ASC 740-10, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

The Company performed a review of its uncertain tax positions and concluded that there were no significant adjustments required related to uncertain tax positions as of December 31, 2010 and 2009. The Company has no accrued interest expense or penalties related to unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense. The Company does not believe there will be any material changes in its unrecognized position over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and each state jurisdiction in which it operates which imposes an income tax. Filed federal tax returns for the years of 2007, 2008 and 2009 remain subject to examination by the IRS. During the first quarter of 2011, the Company received notice that the IRS will be conducting an audit of its 2009 tax year. The Company intends to fully cooperate with the IRS and all of its requests during the audit. The Company is not currently involved in any state income tax examination.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with less management judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited financial statements and notes there to which begin on page 40 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation — Retirement Benefits to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard had no material impact on the Company’s financial statements and the Company expects no material impact for the requirement effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends ASC 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The ASU was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple — Deliverable Revenue Arrangements, (“ASU 2009-13”). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC Subtopic 605-25, Multiple — Element Arrangements. ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply ASU 2009-13 (i) prospectively to new or materially modified arrangements after its effective date or (ii) retrospectively for all periods presented. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 improves disclosures about the credit quality of an entity’s financing receivables and related allowance for credit losses by facilitating evaluation of the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position including loans, trade accounts receivable, notes receivable, credit cards receivables and lease receivables, except for operating leases. Short term trade receivables and receivables measured at fair value or lower of cost or fair value are excluded. Further, the standard defines two levels of disaggregation for disclosure purposes: portfolio segment and class of financing receivables. The disclosures relating to disaggregated investment balances, allowance for credit losses, nonaccrual status, credit quality indicators, credit risk factors and impairment of financing receivables are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2011. The adoption of this standard had no material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

Trailer Bridge, Inc.

Jacksonville, Florida

We have audited the accompanying balance sheets of Trailer Bridge, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailer Bridge, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a significant working capital deficit resulting from the current maturities of long term debt that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Miami, Florida

March 31, 2011

TRAILER BRIDGE, INC.

BALANCE SHEETS

DECEMBER 31,

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$11,481,965	$10,987,379
Trade receivables, less allowance for doubtful accounts of $1,065,955 and $441,985	13,022,057	12,814,741
Prepaid and other current assets	2,397,948	2,444,337
Deferred income taxes, net	225,645	278,856

Total current assets	27,127,615	26,525,313

Property and equipment, net	82,631,050	84,891,922
Reserve fund for long-term debt	4,638,215	4,237,385
Other assets	2,004,426	2,862,911

TOTAL ASSETS	$116,401,306	$118,517,531

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$7,411,181	$3,088,124
Accrued liabilities	4,725,030	6,458,760
Unearned revenue	1,410,963	611,147
Current portion of long-term debt	85,374,700	3,874,700

Total current liabilities	98,921,874	14,032,731

Other accrued liabilities	—	55,556
Long-term debt, less current portion	17,795,827	103,170,528

TOTAL LIABILITIES	116,717,701	117,258,815

Commitments and Contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 12,102,587 and 12,031,707 shares issued; 12,016,681 and 11,992,534 shares outstanding at December 31, 2010 and 2009, respectively	121,026	120,317
Treasury stock, at cost, 85,906 and 39,173 shares at December 31, 2010 and 2009, respectively	(318,140)	(156,692)
Additional paid-in capital	54,613,643	53,711,081
Capital deficit	(54,732,924)	(52,415,990)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(316,395)	1,258,716

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$116,401,306	$118,517,531

See accompanying summary of significant accounting policies and notes to the financial statements

TRAILER BRIDGE, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2010	2009	2008
OPERATING REVENUES	$118,185,628	$114,302,750	$133,029,672
OPERATING EXPENSES:
Salaries, wages, and benefits	15,574,135	18,078,564	18,345,791
Purchased transportation and other rent	30,642,330	25,464,549	33,582,188
Fuel	17,796,649	14,762,470	28,510,000
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	28,352,075	24,675,616	26,174,043
Dry-docking	445,737	958,491	972,113
Taxes and licenses	645,534	616,143	565,470
Insurance and claims	3,150,812	3,122,047	3,221,112
Communications and utilities	754,372	689,965	759,589
Depreciation and amortization	6,203,333	6,222,958	6,160,384
Loss on sale of property & equipment	25,598	33,144	232,397
Other operating expenses	6,929,439	6,948,168	7,546,744

	110,520,014	101,572,115	126,069,831

OPERATING INCOME	7,665,614	12,730,635	6,959,841

NONOPERATING (EXPENSE) INCOME:
Interest expense	(9,944,981)	(10,388,060)	(10,354,015)
Gain on debt extinguishment	—	132,500	—
Interest income	44,714	129,405	164,479

(LOSS) INCOME BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	(2,234,653)	2,604,480	(3,229,695)

(PROVISION) BENEFIT FOR INCOME TAXES	(82,281)	1,396	(9,046)

NET (LOSS) INCOME	$(2,316,934)	$2,605,876	$(3,238,741)

PER SHARE AMOUNTS:

NET (LOSS) INCOME PER SHARE BASIC	$(0.19)	$0.22	$(0.27)

NET (LOSS) INCOME PER SHARE DILUTED	$(0.19)	$0.22	$(0.27)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	12,025,475	11,899,149	11,929,672

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	12,025,475	12,034,922	11,929,672

See accompanying summary of significant accounting policies and notes to the financial statements

TRAILER BRIDGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Capital Deficit	Total
	Shares	Amount	Shares	Amount

Balance January 1, 2008	11,931,564	$119,316	—	$—	$53,076,644	$(51,783,125)	$1,412,835

Net Loss	—	—	—	—	—	(3,238,741)	(3,238,741)
Compensation — Stock Options	—	—	—	—	399,600	—	399,600
Options Exercised	7,357	73	—	—	(15,461)	—	(15,388)
Purchase of Treasury Stock	—	—	(100,000)	(400,000)	—	—	(400,000)

Balance December 31, 2008	11,938,921	119,389	(100,000)	(400,000)	53,460,783	(55,021,866)	(1,841,694)

Net Income	—	—	—	—	—	2,605,876	2,605,876
Compensation — Stock Options	—	—	—	—	398,867	—	398,867
Options Exercised	92,786	928	—	—	(155,261)	—	(154,333)
Issuance of Treasury Stock to CEO	—	—	60,827	243,308	6,692	—	250,000

Balance December 31, 2009	12,031,707	120,317	(39,173)	(156,692)	53,711,081	(52,415,990)	1,258,716

Net Loss	—	—	—	—	—	(2,316,934)	(2,316,934)
Compensation — Stock Options	—	—	—	—	904,285	—	904,285
Options Exercised	70,880	709	—	—	(1,723)	—	(1,014)
Purchase of Treasury Stock	—	—	(46,733)	(161,448)	—	—	(161,448)

Balance December 31, 2010	12,102,587	$121,026	(85,906)	$(318,140)	$54,613,643	$(54,732,924)	$(316,395)

See accompanying summary of significant accounting policies and notes to the financial statements

TRAILER BRIDGE, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2010	2009	2008
Operating activities:
Net (loss) income	$(2,316,934)	$2,605,876	$(3,238,741)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,203,333	6,222,958	6,160,384
Amortization of loan costs	911,774	866,930	745,439
Non-cash stock compensation expense	904,285	398,867	399,600
Provision for doubtful accounts	1,198,526	1,038,210	913,009
Deferred tax expense (benefit)	53,211	(29,396)	(93,776)
Loss on sale of property and equipment	25,598	33,144	232,397
Gain on extinguishment of debt	—	(132,500)	—
(Increase) decrease in:
Trade receivables	(1,405,843)	2,965,307	(1,936,734)
Prepaid and other current assets	46,388	(560,396)	835,580
Other assets	(92,262)	(131,488)	(38,579)
Increase (decrease) in:
Accounts payable	4,323,058	(2,171,231)	(1,698,434)
Accrued liabilities	(1,772,837)	(1,552,880)	2,165,174
Unearned revenue	799,816	225,688	(61,316)

Net cash provided by operating activities	8,878,113	9,779,089	4,384,003

Investing activities:
Purchases of property and equipment	(4,057,179)	(1,883,951)	(2,094,797)
Proceeds from sale of property and equipment	113,262	64,890	181,761
Additions to other assets	(385,999)	—	(124,058)

Net cash used in investing activities	(4,329,916)	(1,819,061)	(2,037,094)

Financing activities:
Cash proceeds from note payable	—	—	5,433,030
Principal payments on notes payable	(3,891,149)	(4,284,599)	(2,080,803)
Exercise of stock options	(1,014)	(154,333)	(15,388)
Purchase of treasury stock	(161,448)	—	(400,000)
Reissuance of treasury stock to CEO	—	250,000	—

Net cash (used in) provided by financing activities	(4,053,611)	(4,188,932)	2,936,839

Net increase in cash and cash equivalents	494,586	3,771,096	5,283,748
Cash and cash equivalents, beginning of the period	10,987,379	7,216,283	1,932,535

Cash and cash equivalents, end of the period	$11,481,965	$10,987,379	$7,216,283

Supplemental cash flow information:

	2010	2009	2008
Cash paid for interest	$9,982,213	$10,438,563	$10,363,998

Cash paid for income taxes	$34,300	$21,670	$85,901

See accompanying summary of significant accounting policies and notes to the financial statements

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — Trailer Bridge, Inc. (the “Company”) is a domestic trucking and marine transportation company with contract and common carrier authority. Highway transportation services are offered in the continental United States, while marine transportation is offered between Jacksonville, Florida, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. The Company also earns revenue from chartering its vessels that are not in liner service to third party operators.

Cash and Cash Equivalents — The Company considers cash on hand and all highly liquid amounts on deposit with financial institutions with original maturities of three months or less to be cash equivalents. At times, such amounts on deposit may be in excess of the F.D.I.C. insurance limits. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Allowance for Doubtful Accounts — The Company records a monthly provision based on specific known collectability problems, historical losses, and current economic information. In addition, the Company performs an analysis of the total receivables on a quarterly basis, and adjusts the provision account each quarter. It is the Company’s policy to write off receivables once it is determined that additional efforts of collection will not result in the collection of the receivable.

Property and Equipment — Property and equipment are carried at cost. Property and equipment are depreciated to their estimated salvage values on a straight-line method based on the following estimated useful lives:

Years
Buildings and structures	40
Office furniture and equipment	6 - 10
Leasehold improvements	2 - 12
Freight equipment:	4 - 40
Vessels	20 - 40
Tractors	4
Containers, Chassis and Vehicle Transport Modules® (“VTM’s”)	18 - 22
Trailers	12

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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Revenue Recognition and Classification — In accordance with Accounting Standard Codification (“ASC”) 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period”, the Company recognizes voyage revenue ratably over the duration of a voyage based on the relative transit time in each reporting period commonly referred to as the “percentage of completion” method. Voyage expenses are recognized as incurred. Net demurrage and charterhire revenue are included in the Company’s revenues. Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. Charterhire is rental revenue for vessels not in use in a liner service. The Company recognizes demurrage and charterhire revenue based on negotiated fees included in the contracts of its customers. These amounts are computed daily and included in “Operating Revenue.” The Company has in place fuel surcharges that are stipulated in the Company’s tariff at predetermined levels based upon the price of fuel. The fuel surcharge is distinguished from freight revenues and is reported in the Company’s operating revenues. The fuel surcharge was approximately $17.6 million, $14.0 million, and $26.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes — ASC 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under ASC 740-10, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing earnings applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could participate in the earnings.

The following table reconciles weighted average common shares outstanding used in basic and dilutive earnings per share calculations for the years ended December 31, 2010, 2009 and 2008:

	For years ended December 31,
	2010	2009	2008
Basic weighted average common shares outstanding	12,025,475	11,899,149	11,929,672

Effect of dilutive securities:
Common stock issuable upon the exercise of stock options	—	135,773	—

Dilutive weighted average common shares outstanding	12,025,475	12,034,922	11,929,672

Options to purchase 1,485,223, 1,171,664, and 383,564 shares of the Company’s common stock were excluded from the calculation of diluted EPS as their effect would be anti-dilutive during the years ended December 31, 2010, 2009 and 2008, respectively.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with ASC 718-10 “Compensation — Stock Compensation” For the years ended December 31, 2010, 2009, and 2008 compensation expense in the amounts of $904,285, $398,867, and $399,600, respectively, were recorded as part of salaries, wages, and benefits in the statement of operations.

Advertising Costs — The Company’s advertising costs are expensed as incurred and recorded as part of other operating expenses in the statement of operations. Advertising costs for the years ended December 31, 2010, 2009, and 2008 were $8,853, $38,955, and $27,530, respectively.

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

Reclassification — Certain prior period’s amounts in the financial statements have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation — Retirement Benefits to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard had no material impact on the Company’s financial statements and the Company expects no material impact for the requirement effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends ASC 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The ASU was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple — Deliverable Revenue Arrangements, (“ASU 2009-13”). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC Subtopic 605-25, Multiple — Element Arrangements. ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance,

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply ASU 2009-13 (i) prospectively to new or materially modified arrangements after its effective date or (ii) retrospectively for all periods presented. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 improves disclosures about the credit quality of an entity’s financing receivables and related allowance for credit losses by facilitating evaluation of the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position including loans, trade accounts receivable, notes receivable, credit cards receivables and lease receivables, except for operating leases. Short term trade receivables and receivables measured at fair value or lower of cost or fair value are excluded. Further, the standard defines two levels of disaggregation for disclosure purposes: portfolio segment and class of financing receivables. The disclosures relating to disaggregated investment balances, allowance for credit losses, nonaccrual status, credit quality indicators, credit risk factors and impairment of financing receivables are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2011. The adoption of this standard had no material impact on the Company’s financial statements.

2. GOING CONCERN, LIQUIDITY, AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the balance sheet, as of December 31, 2010 the Company had short-term debt obligations of $85,374,700, including the $82,500,000 of the 9.25% Senior Secured Notes (the “Notes”) which become due in November 2011. The Company’s available liquidity plus the expected additional cash generated by operations will not be sufficient to pay this debt, without additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its current debt obligations on a timely basis through refinancing, and ultimately to attain successful operations. The Company is actively working with two identified lenders on a combined refinancing to redeem the Notes and other indebtedness of the Company. The interest rate the Company pays on its overall debt will be greater under the expected refinancing and the Company will incur significant expenses in completing the refinancing. The Company expects to issue notice of prepayment of the Notes in accordance with the Indenture related thereto, prior to their maturities. Such prepayment would occur at least 45 days but not more than 60 days after such notice is given by the Company.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2010 and 2009 consist of the following:

	2010	2009
Vessels	$55,911,201	$56,059,595
Containers and trailers	36,697,488	36,823,014
Chassis	20,556,958	20,565,758
Leasehold improvements	5,705,869	1,798,705
Tractors	5,078,045	5,140,289
Office furniture and equipment	4,294,966	4,019,555
Buildings and structures	2,797,668	2,797,668
VTM’s	2,453,222	2,461,437
Land	1,254,703	1,254,703

	134,750,120	130,920,724
less: accumulated depreciation and amortization	(52,119,070)	(46,028,802)

	$82,631,050	$84,891,922

Depreciation and amortization expense on property and equipment was $6,203,333, $6,222,958, and $6,160,384, in 2010, 2009, and 2008, respectively.

4. TRANSACTIONS WITH RELATED PARTIES

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

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

5. LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2010 and 2009:

	2010	2009
Senior secured notes maturing on November 15, 2011; Interest on the notes is payable semi-annually on each May 15 and November 15, beginning on May 15, 2006. The notes accrue interest at 9.25% per year on the principal amount. The notes are collateralized by a first priority lien with a carrying value of $34.6 million on two roll-on/roll-off barges, certain equipment and the Jacksonville, Florida office and terminal, including associated real estate.	$82,500,000	$83,500,000

Ship-financing bonds and notes (Title XI) maturing on March 30, 2023; payable in semi-annual installments of principal and interest; interest is fixed at 6.52%; collateralized by vessels with a carrying value of $12,432,198 at December 31,2010; amount is guaranteed by The United States of America under the Title XI Federal Ship Financing Program	9,310,716	10,055,574

Ship-financing bonds and notes (Title XI) maturing on September 30, 2022; payable in semi-annual installments of principal and interest; interest is fixed at 7.07%; collateralized by vessels with a carrying value of $7,989,855 at December 31, 2010; amount is guaranteed by The United States of America under the Title XI Federal Ship Financing Program	5,568,519	6,032,563

Wachovia term note maturing on April 23, 2012; payable in monthly installments of principal and interest; interest is calculated using the Prime rate on the first day of the month; collateralized by eligible new equipment with a carrying value of $14,410,297 at December 31, 2010. The interest rate on this note for the years ended December 31, 2010 and 2009 was equal to the Prime rate of 3.25%.	5,791,292	7,457,091

	$103,170,527	$107,045,228

Less current portion	(85,374,700)	(3,874,700)

	$17,795,827	$103,170,528

(A) SENIOR SECURED NOTES

The $82.5 million Notes mature on November 15, 2011. Interest on the Notes is payable semi-annually each May 15 and November 15. The Notes are secured by a first priority lien for the benefit of the holders of the Notes on our two ro/ro barges, certain equipment and our Jacksonville, Florida office and terminal, including associated real estate. The Notes are subordinated to the Title XI debt collateralized by the TBC barges. The Company may redeem the Notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest thereon, if any, to the redemption date. Upon the occurrence of certain changes in control specified in the indenture governing the Notes, the holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their Notes at a repurchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, places restrictions (as defined) on the Company’s ability to (a) incur or guarantee additional debt (b) to pay dividends, repurchase common stock or subordinated debt (c) create liens (d) transact with affiliates and (e) transfer or sell assets.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

(B) SHIP FINANCING BONDS AND NOTES

In the first quarter of 2004, the Company received approval to reschedule principal payments over the remaining life of each Title XI Bond issue. As rescheduled, the Company’s semi-annual principal payments on each of the Title XI Bonds increased to $232,022 and $372,429 respectively. In addition, in connection with obtaining the consent of the Secretary of Transportation of the United States of America (the “Secretary”) to offer and sell notes, in December 2004 the Company deposited approximately $2.0 million into a reserve fund that secures the Title XI Bonds. As of December 31, 2010 and 2009, the Company did not comply with the financial covenants relating to certain leverage ratios contained in the Title XI debt agreements. The default provisions of the Title XI Bond covenants provide that, in the event of default, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary. The Company may not take, without prior written approval, any of the following actions: (1) acquire any fixed assets other than those required for the normal operation and maintenance of our existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of our assets, other than pursuant to loans guaranteed by the Secretary under Title XI Bond and liens incurred in ordinary course of business. However, none of the foregoing restrictions will apply at any time if the Company meets certain financial tests provided for in the agreement and the Company has satisfied our obligation to make deposits into the reserve fund. In November 2004, the Company received permission from the Secretary to issue $85 million Notes and to use the proceeds of this transaction to fund the acquisition of K Corp., former lessor of the Company’s ro/ro vessels, repay K Corp.’s indebtedness, repay our existing debts, and exercise certain equipment purchase options on equipment previously leased. As of December 31, 2010 and 2009, the Company has not performed any such restricted financial activities and therefore it is in compliance with such restrictions. The United States of America under the Title XI Federal Ship Financing Program guarantees the bonds.

According to the Title XI Bond debt agreement, the Company is required to make a deposit based on adjusted earnings as defined by the agreement into a reserve fund that secures the Title XI Bonds. The total amount held in deposit was $4.6 million and $4.2 million as of December 31, 2010 and 2009, respectively, which is included as a non-current asset in the balance sheet. Under certain circumstances, the Title XI Bond debt agreement requires an annual deposit until an amount equal to fifty percent of the outstanding balance is reached which is approximately $7.4 million as of December 31, 2010. Based on the adjusted earnings, as defined in the agreement, the Company did not have a deposit requirement in 2010 and 2008. The Company did have a deposit requirement based on adjusted earnings in 2009 which was approximately $0.4 million and was deposited in the first quarter of 2010. If the Company retires this debt prior to the maturity date, the Company will be subject to certain prepayment penalties as defined in the agreement.

(C) WACHOVIA TERM LOAN

The Company has access to a term loan that provides for a maximum availability of $10 million on which the ability to draw expires April 2012. The term loan provides for interest equal to the prime rate and principal payments over a 72 month period through December 2014. At December 31, 2010, approximately $5.8 million was outstanding which was drawn to fund previous equipment purchases. This term loan is collateralized by eligible equipment with a carrying value of $14.4 million at December 31, 2010.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

(D) REVOLVING LINE OF CREDIT

The Company’s revolving credit facility with Wachovia, as amended, provides for a maximum availability of $10 million and expires April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At December 31, 2010, there were no advances drawn on this credit facility. During the fourth quarter of 2008, the Company and Wachovia amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of December 31, 2010, the Company had $7.1 million available under this facility as calculated by the borrowing base formula and therefore was not subject to any financial covenants.

Following are maturities of long-term debt at December 31, 2010:

2011	$85,374,700
2012	2,874,700
2013	2,874,700
2014	2,002,800
2015	1,208,902
Thereafter	8,834,725

$103,170,527

6. OPERATING LEASES

The Company has various operating lease agreements principally for land leases, office facilities, charterhire, tug charter and equipment. The Company also has a lease agreement with the Port Authority of Jacksonville, whereas, monthly rent is calculated based on the total tonnage shipped, with an annual minimum guarantee of approximately $1.9 million. During the years ended December 31, 2010, 2009, and 2008, the Company did not exceed the minimum tonnage under this lease agreement to require additional rent. In addition, the Company is responsible for all fuel costs associated with its tug charterhire agreements.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2010, are as follows:

2011	$7,073,268
2012	3,399,655
2013	2,590,287
2014	1,202,119
2015	893,124

$15,158,453

Included in the amounts in the table above is tug charter hire of $3.8 million in 2011 and $0.2 million in 2012, respectively.

Rent expense for all operating leases, including leases with terms of less than one year, was $13,641,024, $13,385,984, and $14,531,028 for 2010, 2009, and 2008, respectively, and is recorded as a part of purchased transportation and other rent on the statement of operations. Included in the $13.6 million of rent expense for 2010 is $10.5 million related to tug charter hire, of which $5.3 million is directly related to chartering the tugs and approximately $5.2 million was related to the labor associated with the tug charters.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

7. OTHER ASSETS

Other assets consist of the following at December 31, 2010 and 2009:

	2010	2009

Debt issuance costs, net of accumulated amortization	$1,533,660	$2,349,042
Other	470,766	513,869

	$2,004,426	$2,862,911

Amortization expense for the years ended December 31, 2010, 2009, and 2008 was $996,980, $971,561, and $838,978, respectively, and is recorded as part of interest expense in the statement of operations.

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Marine expense	$1,866,193	$2,308,986
Interest	1,226,372	1,263,006
Other	611,996	641,096
Salaries and wages	568,990	1,509,601
Fringe benefits	231,163	256,683
Rent	101,819	259,864
Purchased transportation	71,019	191,764
Taxes	47,478	27,760

	$4,725,030	$6,458,760

9. INCOME TAXES

The (provision) benefit for income taxes is comprised of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Current:
Federal	$(29,070)	$(28,000)	$(29,000)
State	—	—	113,729

	(29,070)	(28,000)	84,729

Deferred
Federal	(4,787)	(799)	(1,316)
State	(59,418)	37,763	24,143

	(64,205)	36,964	22,827
Valuation allowance decrease (increase)	10,994	(7,568)	(116,602)

Total income tax (provision) benefit	$(82,281)	$1,396	$(9,046)

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

Income tax (provision) benefit for the years ended December 31, 2010, 2009 and 2008 differs from the amounts computed by applying the statutory Federal corporate rate to (loss) income before (provision) benefit for income taxes. The differences are reconciled as follows:

	2010	2009	2008
Tax benefit (provision) at statutory Federal rate	$759,781	$(885,523)	$1,098,097
Qualifying shipping income	(784,064)	857,199	(1,128,856)
(Decrease) increase in deferred tax asset valuation allowance	10,994	(7,568)	(116,602)
Nondeductible expenses	(4,470)	(3,869)	(4,298)
State income taxes	(64,522)	41,157	142,613

Total income tax (provision) benefit	$(82,281)	$1,396	$(9,046)

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

The components of the Company’s net deferred tax asset at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$1,948,441	$2,245,891
Employee stock option	52,290	32,643
Intangible Asset	2,680	4,644
Allowance for bad debts	26,542	12,066
Accrued vacation	5,756	7,008
Other	1,479	5,964

Gross deferred assets	2,037,188	2,308,216

Deferred tax liabilities:
Fixed asset basis	1,476,834	1,683,657

Gross deferred tax liabilities	1,476,834	1,683,657
Deferred tax asset valuation allowance	334,709	345,703

Net deferred tax asset	$225,645	$278,856

The Company has recorded deferred tax assets as reflected above. In assessing the ability to realize the deferred tax assets, management considers, whether it is more likely than not, that some portion, or the entire deferred tax asset will be realized. The ultimate realization is dependent on generating sufficient taxable income in future years.

The American Jobs Creation Act of 2004 instituted an elective tonnage tax regime whereby a corporation may elect to pay a tonnage tax based upon the net tonnage of its qualifying U.S. flag vessels rather than the traditional federal corporate income tax on the taxable income from such vessels and related inland service. The Company has determined that its marine operations and inland transportation related to marine operations qualify for the tonnage tax. In 2007, the Company concluded that using the tonnage tax method would reduce the Company’s cash outlay related to federal income taxes; for federal tax purposes, the Company can satisfy only 90% of its Alternative Minimum Taxable income with its net operating loss carryforwards (NOLs) and, therefore, results in a much larger cash outlay in comparison to the required payments associated with the tonnage tax regime. The Company made the election to be

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

taxed under the tonnage tax regime on its 2007 federal tax return. This election applies to all subsequent federal income tax returns unless the Company revokes this tax treatment. As a result, it was more likely than not that the Company would not be able to utilize its deferred tax asset. The remaining deferred tax asset at December 31, 2010 and 2009 of approximately $226,000 and $279,000, respectively, represents primarily the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended. The Company is accounting for this election as a change in status of its qualifying shipping activities. As a result of the change in status, federal deferred tax assets and liabilities, including approximately $85 million of federal NOL’s, which were previously offset by a valuation allowance, have been suspended. It cannot be assured that there will not be future efforts to repeal all, or any portion of, the tonnage tax as it applies to our shipping activities. The federal tax expense under the tonnage tax method is estimated to be $29,000 and $28,000 for 2010 and 2009, respectively, which can not be offset by the Company’s existing NOL’s under the tonnage tax regime.

In accordance with ASC 790-10, the Company performed a review of its uncertain tax positions and concluded that there were no significant adjustments required related to uncertain tax positions. The Company had no accrued interest expense or penalties related to unrecognized tax benefits as of December 31, 2010 and 2009. Interest and penalties, if incurred, would be recognized as a component of income tax expense. The Company does not believe there will be any material changes in its unrecognized position over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and each state jurisdiction in which it operates which imposes an income tax. During the first quarter of 2011, the Company received notice that the IRS will be conducting an audit of its 2009 tax year. The Company intends to fully cooperate with the IRS and all of its requests during the audit. Filed federal tax returns for the years of 2007, 2008 and 2009 remain subject to examination by the IRS. The Company is not currently involved in any state income tax examination.

10. STOCKHOLDERS’ EQUITY

In 1997, the Company’s Board of Directors and stockholders authorized the establishment of an Incentive Stock Plan (the “Plan”). The purpose of the Plan is to promote the interests of the Company and its shareholders by retaining the services of outstanding key management members and employees and encouraging them to have a greater financial investment in the Company and increase their personal interest in its continued success. Since inception, the Company has reserved 2,425,000 shares of common stock for issuance pursuant to the Plan to eligible employees under the Plan. All such reservations and amendments were made pursuant to shareholder approval. Awarded options that expire unexercised or are forfeited become available again for issuance under the Plan. The options vest equally over a period of five years and the maximum term for a grant is ten years. As of December 31, 2010, there were 45,675 options available for grant under the Plan. An amendment to the Plan to increase the number of shares available for issuance by 125,000 was approved at the 2010 Annual Meeting of stockholders.

In July 2000, the Company’s Board of Directors and its stockholders authorized the establishment of the Non-Employee Director Stock Incentive Plan (the “Director Plan”). The purpose of the Director Plan is to assist the Company in attracting and retaining highly competent individuals to serve as non-employee directors. Since inception, the Company has reserved 225,000 shares of common stock for issuance pursuant to the Director Plan. Awarded options that expire unexercised or are forfeited become available again for issuance under the Director Plan. The exercise price per share of options granted under the Director Plan shall not be less than 100% of the fair market value of the common stock on the date of grant. Such options become exercisable at the rate of 20% per year beginning on the first anniversary

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

date of the grant and the maximum term for a grant is ten years. As of December 31, 2010, there were 9,889 options available for grant under the Director Plan. An amendment to the Plan to increase the number of shares available for issuance by 175,000 was approved at the 2010 Annual Meeting of stockholders.

On January 9, 2008, April 23, 2009, August 26, 2009, and November 2, 2009 the Company granted options to purchase 96,500, 135,000, 500,000, and 325,000 shares of the Company’s common stock, respectively, under the Company’s Incentive Stock Plan. On January 15, 2010 the Company granted options to purchase 175,000 shares of the Company’s common stock under the Company’s Non-Employee Director Incentive Stock Plan. Using the Black-Scholes method, the assumptions used to calculate the fair value of those options granted during the twelve month periods ended December 31, 2008, 2009 and 2010 are as follows:

	2008	2009	2010
Expected Term	6.5 years	6.5 years	6.5 years
Volatility	45.98%	64.84% - 65.13%	64.53%
Risk-free interest rate	3.40%	2.49% - 3.09%	3.17%
Dividends	None	None	None

The weighted average fair value of options granted for the years ended December 31, 2010, 2009, and 2008 was $3.64, $2.83, and $5.49, respectively.

A summary of option activity under the Company’s stock-based compensation plan at December 31, 2010 and during the year then ended is presented below:

	2010
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,533,822	$4.91
Granted	175,000	5.77
Exercised	(182,889)	2.84
Forfeited	(40,710)	7.85

Outstanding at end of year	1,485,223	$5.18	$—

Grants exercisable at year-end	513,703	$5.33	$—

Fair value of options granted during the year at the price of $3.64	$637,000

The intrinsic value of the options exercised during 2010, 2009 and 2008 was $344,827, $545,546 and $97,538, respectively.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

The following table summarizes information about the outstanding options at December 31, 2010:

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Options Exercisable
$2.88	172,209	1.4 years	172,209
8.61	171,514	5.9 years	137,394
10.90	54,000	7.1 years	21,600
3.44	87,500	8.3 years	17,500
4.26	500,000	8.7 years	100,000
5.22	325,000	8.9 years	65,000
$5.77	175,000	9.1 years	—

	1,485,223		513,703

As of December 31, 2010, the remaining non-exercisable options become exercisable and the related compensation expense is expected to be recognized in future years as follows:

	Options	Expense
2011	273,654	$900,028
2012	239,533	682,759
2013	223,333	627,374
2014	200,000	476,607
2015	35,000	4,888

	971,520	$2,691,656

During the first and second quarters of 2010, the Compensation Committee approved the use of the cashless exercise method for the Company’s Officer Group for the March 2000 options. This cashless transaction allows the aggregate spread of each holder’s options exercise minus relevant taxes to determine the number of shares issued to the holder. Each holder’s resulting tax liabilities were paid by the Company and reduced the Company’s additional paid in capital balance. This cashless method of exercise resulted in an aggregate of 41,452 shares being issued to the Officer Group upon exercise of 153,600 options to purchase common stock.

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

11. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan, which covers substantially all employees in the United States. Participants are permitted to make contributions of up to 25% of their compensation not to exceed certain limitations. The Company makes matching contributions to the Plan at a rate not to exceed 3% of compensation as defined. The Company contributed approximately $0.1 million to the Plan during 2010 and $0.2 million to the Plan during each of the years 2009 and 2008.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

In addition, the Company has a 165(e) Plan that covers substantially all employees in Puerto Rico. The Company made contributions of approximately $21,000, $22,000, and $28,000 to the Plan during 2010, 2009, and 2008, respectively.

The Company has an Incentive Bonus Program and expensed $431,533 during 2009, which was recorded as a part of salaries, wages, and benefits in the statement of operation. There were no Incentive Bonus expenses in 2010 and 2008. Bonuses are based on the Company’s adjusted pre-tax income as defined in the Incentive Bonus Plan, which is approved by the Board of Directors.

12. CONTINGENCIES AND COMMITMENTS

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

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, have filed at least 40 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and the Company. The actions alleged that the defendants inflated prices and engaged in other allegedly anti-competitive conduct in violation of federal antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes.

On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs against the Company. This order will not become final and appealable until further order or judgment is entered by the Court. The Company intends to continue its vigorous defense of these actions, if necessary.

Horizon Lines, Crowley Liner Services, Sea Star Lines, LLC, Saltchuck Resources, an affiliate of Sea Star Lines, LLC, and their related companies entered into settlement agreements with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. All of these settlements received Preliminary Approval from the court in August, 2010, and notices to the putative class members were mailed in September, 2010. The settling defendants have reported that enough potential claimants have opted-out of the settlement class that the settling defendants have the option to terminate the settlement agreements. The Court has set a date of April 29, 2011 for the settling defendants to declare whether they will terminate all or some of the settlement agreements. It is not clear what impact, if any, such a termination and subsequent class litigation may have on the Company, which is not a party to any of the settlement agreements.

Even if the settlement agreements are not terminated, the opt-outs are likely to pursue claims against the settling defendants. It is not clear whether an individual opt-out plaintiff would attempt to bring an action against the Company in such a proceeding or even whether they could do so in light of the Company’s dismissal with prejudice from the underlying MDL. Moreover, it is not clear what, if any, impact these settlements, whether or not ultimately terminated or finally approved, will have on further prosecution of the MDL 1960 or other claims on the Company, or on the trade, in general.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

On March 15, 2011, Horizon Lines, LLC plead guilty to a charge of violating federal antitrust laws with respect to the Puerto Rico trade lane in which the Company operates. Horizon Lines, LLC was sentenced to pay a fine of $45 million over five years and was placed on criminal probation. It is unclear what, if any, impact the Horizon Lines, LLC plea will have on the civil actions discussed above, on the Company, or on the trade, in general.

On October 9, 2009, the Company received a Request for Information and Production of Documents from the Puerto Rico Office of Monopolistic Affairs. The request relates to an investigation into possible price fixing and unfair competition in the Puerto Rico domestic ocean shipping business. The Company has indicated to the Puerto Rican authorities that we will cooperate fully with this investigation and have provided requested documents to such authorities.

The Company understands that on February 22, 2011, all currently named defendants in the indirect purchaser action entered into a Memorandum of Understanding with the Commonwealth of Puerto Rico and attorneys representing a putative class of indirect purchasers to resolve all of the alleged claims of the Commonwealth of Puerto Rico and the indirect purchasers related to ocean shipping services in the Puerto Rico trade lane. The exact terms of that agreement have not been reported. The Company is not a party to the indirect purchaser litigation, nor is it a party to the reported Memorandum of Understanding. It is unclear what, if any, impact this Memorandum of Understanding will have on the future course of the investigation by the Puerto Rican authorities.

Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three-month periods ended December 31, 2010, and 2009, costs were approximately $37,000 and $676,000, respectively. During the twelve month periods ended December 31, 2010, and 2009, costs were approximately $679,000 and $1,728,000, respectively.

On October 15, 2009, the Company commenced legal action against its insurer for a judicial declaration that the insurer owes and has breached its duty to defend the Company in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case was held in the Middle District of Florida, Jacksonville Division, and was captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. On July 23, 2010 the Court denied the Company’s motion and granted summary judgement in favor of the defendant. The Company appealed this decision to the Eleventh Circuit Court of Appeals on August 19, 2010. Oral argument has been scheduled for the week of May 24, 2011, however, the appeal’s outcome cannot be predicted with certainty.

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation, the civil class actions, or the Puerto Rico Office of Monopolistic Affairs investigation. However, should this result in an unfavorable outcome for the Company, it could have a material adverse effect on the Company’s financial position and future operations.

The Company is involved in routine litigation and is subject to certain claims which arise in the normal course of business, including employee discrimination claims, none of which, in the opinion of management, are expected to have a material adverse effect on the Company’s financial position or cash flows.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

In the second quarter of 2010, the Company committed to capital expenditures of approximately $5.5 million for modifications and improvements at its San Juan, Puerto Rico terminal. As of December 31, 2010 approximately $3.8 million of this amount has been spent.

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

Long Term Debt — The fair value of the Notes are based on quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for other long-term debt. As of December 31, 2010, the estimated fair value of the Company’s long-term debt is less than the carrying values by approximately $287,000.

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

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to water, land and rail. The Company provides intermodal services to its customers from the continental United States to San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation. Revenue related to the Dominican Republic service for 2010, 2009, and 2008 was $17.9 million, $10.5 million, and $7.2 million, respectively.

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

15. CONCENTRATION OF GEOGRAPHIC AND MARKET RISK

The Company transports freight between the Continental United States, Puerto Rico and the Dominican Republic for companies in diversified industries who have operations located in these places. There is no one customer that comprises over 10% of the Company’s total revenues. At December 31, 2010 more than 10% of the Company’s trade accounts receivable was dependent upon Puerto Rico government funding.

TRAILER BRIDGE, INC.

NOTES TO FINANCIAL STATEMENTS

(continued)

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

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarter Ended	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Operating revenues	$28,844,964	$31,656,653	$29,287,787	$28,396,224
Operating income (loss)	2,230,706	3,390,822	2,462,030	(417,944)
Net (loss) income	(307,569)	897,462	6,876	(2,913,703)
Net (loss) income attributable to common shares	(307,569)	897,462	6,876	(2,913,703	)(a)
Net (loss) income per share —
basic	$(0.03)	$0.07	$—	$(0.24)
diluted	$(0.03)	$0.07	$—	$(0.24)

(a)	During the fourth quarter of 2010, the Company had a decrease in other revenues related to its vessel charter hire. The Company also experienced an increase in it’s marine costs, dry-docking costs associated with the regulatory dry-docking of one of its ro/ro vessels, and increased fuel costs.

Quarter Ended	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Operating revenues	$25,340,915	$27,900,812	$30,325,952	$30,735,071
Operating income	1,801,606	3,207,883	4,122,135	3,599,011
Net (loss) income	(768,034)	656,693	1,708,442	1,008,775
Net (loss) income attributable to common shares	(768,034)	656,693	1,708,442	1,008,775
Net (loss) income per share —
basic	$(0.06)	$0.06	$0.14	$0.08
diluted	$(0.06)	$0.05	$0.14	$0.08

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED December 31, 2010

Allowance for Doubtful Accounts

Year	Balance at Beginning of the year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at end of year
2010	$441,985	$1,198,526	$(574,556)	$1,065,955
2009	$599,017	$1,038,210	$(1,195,242)	$441,985
2008	$1,010,341	$913,009	$(1,324,333)	$599,017

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to in the paragraph above that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework” as of and for the year ended December 31, 2010. Based on our evaluation under the framework in “Internal Control — Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered certified public accounting firm regarding internal control over financial reporting.

Item 9B.	Other Information

On March 31, 2011, the Company entered into a letter agreement with Mark A. Tanner, the Company’s Vice President of Administration and Chief Financial Officer. The letter agreement provides that if, within the one year period following the consummation of a Change in Control (as defined in the letter agreement), the Company terminates Mr. Tanner’s employment without Cause (as defined in the letter agreement), then, subject to the other terms and conditions of the letter agreement, including the execution of a general release, Mr. Tanner shall be entitled to receive (i) severance payments in an amount equal to one year of the then current annual base salary, payable over a period of twelve months in accordance with the Company’s normal payroll practices; (ii) continued medical benefits for up to one year; (iii) any unpaid base salary through and including the date of the termination; (iv) any bonus earned, but unpaid, for the year prior to the year in which the termination occurs; (v) pay for accrued but unused vacation; (vi) unreimbursed business expenses; and (vii) any other amounts or benefits required to be paid or provided by law or under any plan, program, policy or practice of the Company.

PART III

Incorporated by Reference

The information called for by Item 10 “Directors, Executive Officers and Corporate Governance of the Registrant”, Item 11 “Executive Compensation”, Item 12 “Security Ownership of Certain Beneficial Owners and Management”, Item 13 “Certain Relationships, Related Transactions and Director Independence” and Item 14 “Principal Accountant Fees and Services” is incorporated herein by this reference to the Company’s definitive proxy statement for its annual meeting of stockholders scheduled to be held on June 7, 2011 which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents Filed as Part of this Report

1.	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2010, 2009 and 2008.

All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements and notes thereto in Item 8.

2.	Exhibits:

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

EXHIBIT INDEX

(Exhibits being filed with this Form 10-K)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Trailer Bridge, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002.)

3.2	Form of Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221) that became effective on July 23, 1997.)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant’s Common Stock

10.1#	Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221).)

10.2	United States Government Guaranteed Ship Financing Bond, 1997 Series, Amended and Restated March 30, 2004, in the amount of $10,515,000 (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.)

10.2.1	Fourth Supplement to Trust Indenture — Special Provisions dated as of March 30, 2004. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.)

10.2.2	United States Government Guaranteed Ship Financing Bond, 1997 Series II, Amended and Restated March 30, 2004, in the amount of $16,918,000 (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.)

10.2.3	Fourth Supplement to Trust Indenture — Special Provisions dated as of March 30, 2004. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.)

10.2.4	Third Amendment to Amended and Restated Title XI Reserve Fund and Financial Agreement dated as of December 1, 2004 by and between Trailer Bridge, Inc. and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.3	Agreement and Lease dated as of August 1, 1991 between the Registrant and the Jacksonville Port Authority (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221))

10.3.1	Amendment #5 to Exhibit B, Schedule of Fees and Charges (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221).)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

10.4#	Incentive Stock Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221).)

10.4.1#	Form of Stock Option Award Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-28221).)

10.4.2#	Amendment No. 1 to Trailer Bridge, Inc. Stock Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.)

10.4.3#	Trailer Bridge, Inc. Non-Employee Director Stock Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.)

10.4.4#	Form of Non-Employee Director Stock Option Award Agreement (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.)

10.4.5#	Section 409A Amendments to Option Award Agreements (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008.)

10.4.6#	Section 409A Amendment to Non-Employee Director Stock Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008.)

10.4.7#	Section 409A Amendment to Stock Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008.)

10.4.8#	Amendment No. 2 to Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 21, 2006.)

10.4.9#	Amendment No. 3 to Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.)

10.4.10#	Amendment No. 4 to Stock Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 27, 2009.)

10.4.11#	Amendment No. 2 to the Trailer Bridge, Inc. Non-Employee Director Stock Incentive Plan. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2010.)

10.4.12#	Amendment No. 5 to the Trailer Bridge, Inc. Stock Incentive Plan. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2010.)

10.5#	Amended and Restated Employment Agreement between Trailer Bridge, Inc. and William G. Gotimer, Jr. (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008.)

10.6	Loan and Security Agreement dated as of April 23, 2004 by and among Trailer Bridge, Inc., as Borrower, and Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders (Incorporated by reference the Company’s Form 10-K for the year ended December 31, 2003).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

10.6.1	Amendment No. 2 to Loan and Security Agreement dated as of December 1, 2004, by and between Trailer Bridge, Inc., as Borrower, and Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.6.2	Amendment No. 8 to Loan and Security Agreement dated as of October 9, 2008, by and among Trailer Bridge, Inc., as Borrower, and Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders. (Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008.)

10.7	Indenture dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.1	Form of 9 1/4% Senior Secured Note due 2011 (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.2	Security Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.3	Assignment of Earnings dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.4	Assignment of Insurances dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.5	First Preferred Vessel Mortgage dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.7.6	Mortgage and Security Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.8	Purchase Agreement dated as of November 16, 2004 among Trailer Bridge, Inc. and the Initial Purchasers named therein. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

10.8.1	Registration Rights Agreement dated as of December 1, 2004 between Trailer Bridge, Inc. and Wells Fargo Bank, National Association, Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-122783) which was filed on February 14, 2005.)

10.9#	Employment Agreement dated as of August 26, 2009, by and between Trailer Bridge, Inc. and Ivy Barton Suter. (Incorporated by reference to the Company’s Form 8-K dated August 27, 2009.)

10.10#	Form of Director/Officer Indemnification Agreement (Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2009.)

10.11#	Letter Agreement dated March 31, 2011 between Trailer Bridge, Inc. and Mark A. Tanner

23.2	Consent of BDO USA, LLP, Independent Registered Certified Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Trailer Bridge, Inc.’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, and State of New York, on this thirty first day of March 2011.

TRAILER BRIDGE, INC.

By:	/s/ Ivy Barton Suter
Ivy Barton Suter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE

/s/ Ivy Barton Suter Ivy Barton Suter	Chief Executive Officer	March 31, 2011

/s/ Mark A. Tanner Mark A. Tanner	Vice President — Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ Nickel van Reesema Nickel van Reesema	Director	March 31, 2011

/s/ Allen L. Stevens Allen L. Stevens	Director	March 31, 2011

/s/ Douglas E. Schimmel Douglas E. Schimmel	Director	March 31, 2011

/s/ Malcom P. McLean Jr. Malcom P. McLean Jr.	Director	March 31, 2011

/s/ Robert P. Burke Robert P. Burke	Director	March 31, 2011

/s/ Greggory B. Mendenhall Greggory B. Mendenhall	Director	March 31, 2011