Form 10-Q
period 2011-03-31
TRAILER BRIDGE INC
filed 2011-05-13
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 11, 2011, 12,016,681 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2011

PART I: FINANCIAL INFORMATION

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2011	2010
OPERATING REVENUES	$24,813,947	$28,844,964
OPERATING EXPENSES:
Salaries, wages, and benefits	3,512,894	4,039,755
Purchased transportation and other rent	7,270,339	7,175,202
Fuel	5,077,919	4,293,654
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	6,305,477	6,558,082
Dry-docking	6,610,263	—
Taxes and licenses	138,299	178,824
Insurance and claims	768,314	771,933
Communications and utilities	185,570	171,789
Depreciation and amortization	1,563,025	1,540,742
(Gain) loss on sale of property and equipment	(778)	21,344
Other operating expenses	1,397,767	1,862,933

	32,829,089	26,614,258

OPERATING (LOSS) INCOME	(8,015,142)	2,230,706

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,368,980)	(2,535,191)
Interest income	1,444	4,386

LOSS BEFORE PROVISION FOR INCOME TAXES	(10,382,678)	(300,099)

PROVISION FOR INCOME TAXES	(7,200)	(7,470)

NET LOSS	$(10,389,878)	$(307,569)

PER SHARE AMOUNTS:

NET LOSS PER SHARE BASIC	$(0.86)	$(0.03)

NET LOSS PER SHARE DILUTED	$(0.86)	$(0.03)

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC AND DILUTED	12,016,681	12,013,788

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements.

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,125,474	$11,481,965
Trade receivables, less allowance for doubtful accounts of $982,843 and $1,065,955	13,825,733	13,022,057
Prepaid and other current assets	2,558,185	2,397,948
Deferred income taxes, net	225,645	225,645

Total current assets	19,735,037	27,127,615

Property and equipment, net	82,774,629	82,631,050
Reserve fund for long-term debt	4,639,479	4,638,215
Other assets	1,961,541	2,004,426

TOTAL ASSETS	$109,110,686	$116,401,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$6,488,774	$7,411,181
Accrued liabilities	9,930,236	4,725,030
Unearned revenue	1,023,315	1,410,963
Current portion of long-term debt	85,374,700	85,374,700

Total current liabilities	102,817,025	98,921,874

Long-term debt, less current portion	16,774,927	17,795,827

TOTAL LIABILITIES	119,591,952	116,717,701

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 12,102,587 shares issued; 12,016,681 shares outstanding at March 31, 2011 and December 31, 2010	121,026	121,026
Treasury stock, at cost, 85,906 shares at March 31, 2011 and December 31, 2010	(318,140)	(318,140)
Additional paid-in capital	54,838,650	54,613,643
Capital deficit	(65,122,802)	(54,732,924)

TOTAL STOCKHOLDERS’ DEFICIT	(10,481,266)	(316,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$109,110,686	$116,401,306

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements.

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2011	2010
Operating activities:
Net loss	$(10,389,878)	$(307,569)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,563,025	1,540,742
Amortization of loan costs	234,739	236,334
Non-cash stock compensation expense	225,007	226,071
Provision for doubtful accounts	114,734	194,024
(Gain) loss on sale of property and equipment	(778)	21,344
(Increase) decrease in:
Trade receivables	(918,411)	(2,179,429)
Prepaid and other current assets	(160,237)	486,778
Other assets	(199,153)	3,392
(Decrease) increase in:
Accounts payable	(922,407)	870,140
Accrued liabilities	5,205,206	1,908,706
Unearned revenue	(387,648)	115,567

Net cash (used in) provided by operating activities	(5,635,801)	3,116,100

Investing activities:
Purchases of property and equipment	(1,712,335)	(290,660)
Proceeds from sale of property and equipment	12,546	46,600
Additions to other assets	—	(385,999)

Net cash used in investing activities	(1,699,789)	(630,059)

Financing activities:
Exercise of stock options	—	12,999
Principal payments on notes payable	(1,020,901)	(2,037,346)

Net cash used in financing activities	(1,020,901)	(2,024,347)

Net (decrease) increase in cash and cash equivalents	(8,356,491)	461,694
Cash and cash equivalents, beginning of the period	11,481,965	10,987,379

Cash and cash equivalents, end of period	$3,125,474	$11,449,073

Supplemental cashflow information:
Cash paid for interest	$738,756	$921,887

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

1. BASIS OF PRESENTATION AND GENERAL INFORMATION

Basis of Presentation

The accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, which Trailer Bridge, Inc. (the “Company”) considers necessary for a fair presentation of the results of operations for the periods shown. The financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s audited financial statements for the year ended December 31, 2010 included in the Form 10-K filed by the Company with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed unaudited financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period’s amounts in the financial statements have been reclassified to conform to current year presentation.

Accounts Receivable Concentration

At March 31, 2011 collection of approximately 10% of the Company’s trade accounts receivable was dependent upon Puerto Rico government funding.

2. GOING CONCERN, LIQUIDITY, AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the balance sheet, as of March 31, 2011 the Company had short-term debt obligations of $85,374,700, including the $82,500,000 of the 9.25% Senior Secured Notes (the “Notes”) which become due in November 2011. The Company’s available liquidity plus the expected additional cash generated by operations will not be sufficient to pay this debt, without additional financing. This resulted in the inclusion of an explanatory going concern paragraph in the audit report of our Independent Registered Certified Public Accounting Firm for the year ended December 31, 2010. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its current debt obligations on a timely basis through refinancing, and ultimately to attain successful operations. The Company expects to refinance these Notes prior to November 2011. Such refinancing could involve new lenders and/or existing lenders and might involve the private or public lending market and include an equity component.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation - Retirement Benefits to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

In October 2009, the FASB issued ASU No. 2009-13, Multiple - Deliverable Revenue Arrangements, (“ASU 2009-13”). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC Subtopic 605-25, Multiple - Element Arrangements. ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply ASU 2009-13 (i) prospectively to new or materially modified arrangements after its effective date or (ii) retrospectively for all periods presented. The adoption of ASU 2010-13 did not have a material impact on the Company’s financial statements.

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

4. STOCK BASED COMPENSATION

During the three months ended March 31, 2011 and 2010, the Company recorded compensation cost relating to previously issued stock options of $225,000 and $226,100, respectively. These costs are recorded in salaries, wages and benefits in the Condensed Unaudited Statements of Operations. As of March 31, 2011, the total compensation expense not yet recognized in the Condensed Unaudited Statement of Operations was approximately $2.5 million and is expected to be recognized over a period of up to 5 years.

During the three months ended March 31, 2011, no options were exercised or granted. During the three months ended March 31, 2010, 48,207 options were exercised. On January 15, 2010, the Company granted options to purchase 175,000 shares of the Company’s common stock under the Company’s Non-Employee Director Stock Incentive Plan, subject to shareholder approval for an increase in the authorized number of shares available for issuance which was obtained at the 2010 Annual Meeting held on May 27, 2010. Using the Black-Scholes method, the assumptions used to calculate the fair value of those options granted on January 15, 2010 are as follows:

2010
Expected Term	6.5 years
Volatility	64.53%
Risk-free interest rate	3.17%
Dividends	None

Earnings per share - Options to purchase 1,309,314, and 1,604,528 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during the three-month periods ended March 31, 2011 and 2010, respectively.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

5. LONG-TERM DEBT

During the first quarter of 2010, the Company completed its previously announced purchase, in privately negotiated transactions, of $1.0 million (face amount) of its Notes maturing on November 15, 2011, at par value. Since September 2009, the Company has repurchased $2.5 million of these Notes, which have an outstanding balance of $82.5 million at March 31, 2011.

6. INCOME TAXES

The federal tax expense related to first quarter of 2011 and 2010 under the tonnage tax method is estimated to be approximately $7,200 and $7,500, respectively. As of March 31, 2011 and 2010, the remaining deferred tax asset of approximately $226,000 and $279,000, respectively, represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

During the first quarter of 2011, the Company received notice that the IRS will be conducting an audit of its 2009 tax year which is currently in process. The Company intends to fully cooperate with the IRS and all of its requests during the audit. The Company is not currently involved in any state income tax examination.

7. SEGMENTS

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

While each of the services that the Company performs related to the transportation of goods may be considered to be separate business activities, the Company does not capture or report these activities separately because all activities are considered part of the Company’s “Intermodal Model” for providing customer service. Intermodal is a term used to represent the variety of transportation services the Company provides to move products from one location to another, including but not limited to water, land and rail. The Company provides intermodal services to its customers to and from the continental United States, San Juan, Puerto Rico and Puerto Plata, Dominican Republic. Customers are billed for the transportation of goods from the point of origin to the final destination, and are not billed separately for inland or marine transportation. Revenue related to the Dominican Republic service for the three months ended March 31, 2011 and 2010 was approximately $5.0 million and $3.2 million, respectively.

While the Company is able to track the expenses for these services separately, the Company does not capture the revenues based on inland or marine transportation because the results of revenues are not considered relevant to the model currently employed by the Company instead management and directors of the Company make operating and reporting decisions based on the total results of operations.

8. CONTINGENCIES AND COMMITMENTS

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes.

Plaintiffs’ lead counsel filed a number of amended class action complaints under seal. The Company filed a motion to dismiss the last operative consolidated complaint with the court. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order will not become final and appealable until a further order or judgment is entered by the Court. The Company intends to continue its vigorous defense of these actions, if necessary.

Horizon Lines, Crowley Liner Services, Sea Star Lines, LLC, Saltchuck Resources, an affiliate of Sea Star Lines, LLC, and their related companies entered into settlement agreements with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. All of these settlements received Preliminary Approval from the court in August, 2010, and notices to the putative class members were mailed in September, 2010. All settling defendants have opted to move forward with the settlement.

Plaintiffs who have opted-out are likely to pursue claims against the settling defendants. It is not clear whether an individual opt-out plaintiff would attempt to bring an action against the Company in such a proceeding or even whether they could do so in light of the Company’s dismissal with prejudice from the underlying MDL. Moreover, it is not clear what, if any, impact these settlements, whether or not finally approved, will have on further prosecution of the MDL 1960 or other claims on the Company, or on the trade, in general.

On March 15, 2011, Horizon Lines, LLC plead guilty to a charge of violating federal antitrust laws with respect to the Puerto Rico trade lane in which the Company operates. Horizon Lines, LLC was sentenced to pay a fine of $45 million, which was subsequently reduced to $15 million payable over five years and was placed on criminal probation. It is unclear what, if any, impact the Horizon Lines, LLC plea will have on the civil actions discussed above, on the Company, or on the trade, in general.

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

The Company understands that, all currently named defendants in the indirect purchaser action entered into a settlement with the Commonwealth of Puerto Rico and attorneys representing a putative class of indirect purchasers to resolve all of the alleged claims of the Commonwealth of Puerto Rico and the indirect purchasers related to ocean shipping services in the Puerto Rico trade lane. The Company is not a party to the indirect purchaser litigation and it is unclear what, if any, impact this settlement will have on the future course of the investigation by the Puerto Rican authorities.

Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three-month periods ended March 31, 2011, and 2010, costs were approximately $25,000 and $380,000, respectively.

On October 15, 2009, the Company commenced legal action against its insurer for a judicial declaration that the insurer owes and has breached its duty to defend the Company in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case was held in the Middle District of Florida, Jacksonville Division, and was captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. On July 23, 2010 the Court denied the Company’s motion and granted summary judgment in favor of the defendant. The Company appealed this decision to the Eleventh Circuit Court of Appeals on August 19, 2010. Oral argument will be scheduled in October, 2011, for a future date however, the appeal’s outcomes cannot be predicted with certainty.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

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

In the second quarter of 2010, the Company committed to capital expenditures of approximately $5.5 million for modifications and improvements at its San Juan, Puerto Rico terminal. As of March 31, 2011, approximately $5.5 million had been spent and the Company placed into service the land-based ramp that was built to replace the floating ramp.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of Trailer Bridge, Inc. (the “Company”), its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include, the Company’s ability to refinance its existing debt, the risks of changes in demand for transportation services offered by the Company, changes in rate levels for transportation services offered by the Company, changes in the cost of fuel, unfavorable outcomes from the United States Department of Justice (“DOJ”) investigation and related class or individual actions, economic recessions and severe weather as well the ability to retain and/or attract the necessary personnel and maintain necessary vendor relationships. An additional description of the Company’s risk factors is described in Part 1 – Item 1A. “Risk Factors” filed on Form 10-K for the year ended December 31, 2010. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

For the three month period ended March 31, 2011, the Company had a net loss of $10.4 million compared to a net loss of $0.3 million in the same period of the previous year. The Company’s operating loss for the three month period ended March 31, 2011, was $8.0 million compared to operating income of $2.2 million in the same period of the previous year. The Company’s net loss was mainly attributable to higher marine costs associated with the regulatory dry-docking of the Company’s two roll-on/roll-off (“ro/ro”) vessels in the first quarter of 2011 which was approximately $6.6 million.

The following table sets forth the indicated items as a percentage of net revenues for the three months ended March 31, 2011 and 2010.

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months
	Ended March 31,
	2011	2010

Operating revenues	100.0%	100.0%
Salaries, wages, and benefits	14.2	14.0
Purchased transportation and other rent	29.3	24.9
Fuel	20.5	14.9
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	25.4	22.7
Dry-docking	26.6	—
Taxes and licenses	0.6	0.6
Insurance and claims	3.1	2.7
Communications and utilities	0.7	0.6
Depreciation and amortization	6.3	5.3
(Gain) loss on sale of equipment	—	0.1
Other operating expenses	5.6	6.5

Total operating expenses	132.3	92.3
Operating (loss) income	(32.3)	7.7
Net interest expense	(9.6)	(8.8)

Net loss	(41.9)%	(1.1)%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, declined from 92.3% during the three months ended March 31, 2010 to 132.3% during the three months ended March 31, 2011. The decline is primarily due to decreased volume along with lower charterhire and fuel surcharge revenues combined with higher operating costs as explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume, measured by equivalent units:

Volume & Revenue Changes in the first quarter of 2011 compared to 2010

Overall
Volume Percent Change:
Total Equivalent Units	(18.3)%

Revenue Change (in millions):
Core Service Revenue	$(3.8)
Other Revenues	(0.2)

Total Revenue Change	$(4.0)

Vessel capacity utilization southbound was 88.8% for the three months ended March 31, 2011 compared to 96.5% for the three months ended March 31, 2010. Vessel capacity utilization northbound was 22.6% for the three months ended March 31, 2011 compared to 30.2% for the three months ended March 31, 2010. The vessel capacity utilization southbound and northbound decreased primarily due to decreased cargo volumes with the northbound volume negatively affected by the temporary cessation of the movement of recyclable tires.

Total revenue for the three months ended March 31, 2011 was $24.8 million, compared to $28.8 million for the three months ended March 31, 2010. Excluding the effect of fuel surcharge revenue, revenue decreased 14.7% from the prior year period primarily as a result of a decrease in freight volumes and lower charterhire revenue. The Company’s fuel surcharge, which is included in operating revenues, amounted to $3.7 million during the three months ended March 31, 2011 compared to $4.1 million from the prior year period. This decrease in fuel surcharge revenue was primarily the result of lower freight volumes. Charterhire, which is rental revenue for vessels not in use in liner service, amounted to approximately $50,000 during the three months ended March 31, 2011, compared to $1.3 million in the prior year period. This decrease in charterhire revenue was primarily the result of fewer days the available vessels were chartered in the first quarter of 2011.

Operating Expenses

Total operating expense was $32.8 million for the three months ended March 31, 2011 as compared to $26.6 million for the prior year period. This increase was primarily due to dry-docking costs and higher fuel, partially offset by decreases in salaries and benefits and other operating expenses due to the lower freight volume. Dry-docking expenses associated with the required regulatory dry-docking of the Company’s two ro/ro barges during the first quarter of 2011 totaled $6.6 million. The Company did not have any dry-docking expenses in the first quarter of 2010. The ro/ro vessels are not scheduled for another regulatory dry-docking until 2014 for one and 2016 for the other. Marine purchased transportation expense was negatively impacted by a one-time charter of a tug-barge unit to maintain our schedule during the first quarter. Fuel expense increased $0.8 million or 18.3% due primarily to market price increases. The category fuel expense does not include fuel related expenses associated with embedded inland purchased transportation that experienced a slight increase as well. The Company estimates that its fuel expense associated with purchased transportation increased approximately $68,000 or 4.7%. Salaries, wages, and benefits decreased by $0.5 million or 13.0% primarily due to reductions in force in 2010 and less driver payroll as a result of a shift from company employed drivers to purchased transportation. Other operating expenses decreased by $0.5 million or 25.0% primarily due to decreases in legal fees associated with the on-going DOJ investigation.

As a result of the factors described above, the Company reported a net loss of $10.4 million or $0.86 per basic and diluted share for the three months ended March 31, 2011 compared to net loss of $0.3 million or $0.03 per basic and diluted share in the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $5.6 million in the first three months of 2011 compared to net cash provided by operations of $3.1 million in the first three months of 2010. This decrease was partially the result of a decrease in accounts receivable that resulted primarily from lower revenues. This decrease was also the result of an increase in accounts payables and accrued liabilities primarily as a result of higher operating costs mainly due to dry-docking expenses incurred in the first quarter of 2011 related to the Company’s two ro/ro barges, as noted in the operating expense section above. Net cash used in investing activities was $1.7 million in the first three months of 2011 compared to $0.6 million in 2010. This increase resulted primarily from payments made for improvements at the Company’s San Juan, Puerto Rico terminal for the construction of a land-based ramp that was put into service in the first quarter of 2011. Net cash used in financing activities was $1.0 million in the first three months of 2011 compared to $2.0 million in 2010. The change in net cash used in financing activities was mainly attributable to decreased debt payments in the first three months of 2011. The Company purchased $1.0 million of its 9.25% Senior Secured Notes (the “Notes”) during the three months ended March 31, 2010. At March 31, 2011, cash amounted to approximately $3.1 million, working capital deficit was $83.1 million, primarily due to classification of the Company’s $82.5 million Notes due November 2011 as current in the Company’s March 31, 2011 balance sheet. The Company also had $4.6 million in a reserve fund for its two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds Due September 30, 2022 and 6.52% Sinking Fund Bonds due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended (collectively, the “Title XI Bonds”).

The Company’s revolving credit facility with Wells Fargo (formerly “Wachovia”), as amended, provides for a maximum availability of $10 million and expires April 2012. The facility provides for interest equal to the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At March 31, 2011, there were no advances drawn on this credit facility. During the fourth quarter of 2008, the Company amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least $3.0 million in unused borrowing capacity under the facility. As of March 31, 2011, the Company had $6.6 million available under this facility as calculated by the borrowing base formula and therefore was not subject to the financial covenants.

The Company has an outstanding term loan with Wachovia that provides for interest equal to the prime rate and principal payments over a 72 month period through December 2014. At March 31, 2011, approximately $5.4 million was drawn on this loan to fund previous equipment purchases. This term loan is collateralized by eligible new equipment with a carrying value of $14.2 million at March 31, 2011.

The Company’s $82.5 million Notes mature on November 15, 2011. Interest on the Notes is payable semi-annually on each May 15 and November 15. The Company may redeem the Notes, in whole or in part, at its option at any time or from time to time at the redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest thereon, if any, to the redemption date. Upon the occurrence of certain changes in control specified in the indenture governing the Notes, the holders of the Notes will have the right, subject to certain conditions, to require the Company to repurchase all or any part of their Notes at a repurchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest thereon, if any, to the redemption date. The agreement among other things, places restrictions on the Company’s ability to (a) incur or guarantee additional debt, (b) to pay dividends, repurchase common stock or subordinated debt, (c) create liens, (d) transact with affiliates, and (e) transfer or sell assets.

The Company expects to refinance these Notes prior to November 2011. The Company’s previously discussed refinancing effort has not come to fruition but the Company continues actively working with its lenders and advisors to refinance the Notes and other indebtedness of the Company. Such refinancing could involve new lenders and/or existing lenders and might involve the private or public lending market and include an equity component. The interest rate the Company pays on its overall debt may be higher under such refinancing and the Company could incur significant additional expenses, including prepayment penalties on the Title XI Bonds and expensing of unamortized issuance costs in completing such a transaction. The existing Notes are secured by a substantial portion of the Company’s revenue generating assets and failure to refinance the debt could impair the Company’s ability to use such assets. The Company can provide no assurance that it will be able to refinance the Notes. In the event the Company is not able to refinance the Notes, the Company’s finances and ability to operate would be severely impaired.

The Company is restricted from performing certain financial activities described below due to certain leverage ratios under its Title XI Bonds. The provisions of the Title XI Bond debt documents provide that, in the event the Company does not maintain certain leverage ratios, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States. If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI Bond covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of the U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI of the Merchant Marine Act of 1936, as amended, and liens incurred in the ordinary course of business. As of March 31, 2011, the Company was in compliance with such restrictions. If the Company retires this debt prior to the maturity date, the Company will be subject to certain prepayment penalties as defined in the agreement.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, the Company did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies during the three months ended March 31, 2011, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report filed on Form 10-K for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are detailed in Note 3 of the Company’s Unaudited Financial Statements.

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

Changes in Internal Control Over Financial Reporting

There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in the paragraph above that occurred during the three month period ended March 31, 2011 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

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

Plaintiffs’ lead counsel filed a number of amended class action complaints under seal. The Company filed a motion to dismiss the last operative consolidated complaint with the court. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order will not become final and appealable until a further order or judgment is entered by the Court. The Company intends to continue its vigorous defense of these actions, if necessary.

Horizon Lines, Crowley Liner Services, Sea Star Lines, LLC, Saltchuck Resources, an affiliate of Sea Star Lines, LLC, and their related companies entered into settlement agreements with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. All of these settlements received Preliminary Approval from the court in August, 2010, and notices to the putative class members were mailed in September, 2010. All settling defendants have opted to move forward with the settlement.

Plaintiffs who have opted-out are likely to pursue claims against the settling defendants. It is not clear whether an individual opt-out plaintiff would attempt to bring an action against the Company in such a proceeding or even whether they could do so in light of the Company’s dismissal with prejudice from the underlying MDL. Moreover, it is not clear what, if any, impact these settlements, whether or not finally approved, will have on further prosecution of the MDL 1960 or other claims on the Company, or on the trade, in general.

On March 15, 2011, Horizon Lines, LLC plead guilty to a charge of violating federal antitrust laws with respect to the Puerto Rico trade lane in which the Company operates. Horizon Lines, LLC was sentenced to pay a fine of $45 million, which was subsequently reduced to $15 million payable over five years and was placed on criminal probation. It is unclear what, if any, impact the Horizon Lines, LLC plea will have on the civil actions discussed above, on the Company, or on the trade, in general.

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

The Company understands that all currently named defendants in the indirect purchaser action entered into a settlement with the Commonwealth of Puerto Rico and attorneys representing a putative class of indirect purchasers to resolve all of the alleged claims of the Commonwealth of Puerto Rico and the indirect purchasers related to ocean shipping services in the Puerto Rico trade lane. The Company is not a party to the indirect purchaser litigation and it is unclear what, if any, impact this settlement will have on the future course of the investigation by the Puerto Rican authorities.

Significant legal fees and costs are expected to be incurred in connection with the DOJ investigation, the class actions, and the Puerto Rico Office of Monopolistic Affairs investigation. During the three-month periods ended March 31, 2011, and 2010, costs were approximately $25,000 and $380,000, respectively.

On October 15, 2009, the Company commenced legal action against its insurer for a judicial declaration that the insurer owes and has breached its duty to defend the Company in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case was held in the Middle District of Florida, Jacksonville Division, and was captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. On July 23, 2010 the Court denied the Company’s motion and granted summary judgment in favor of the defendant. The Company appealed this decision to the Eleventh Circuit Court of Appeals on August 19, 2010. Oral argument will be scheduled in October, 2011, for a future date however, the appeal’s outcomes cannot be predicted with certainty.

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

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAILER BRIDGE, INC.

Date: May 13, 2011	By:	/s/ Ivy B. Suter
Ivy B.Suter
Chief Executive Officer

Date: May 13, 2011	By:	/s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration and Chief Financial Officer