Form 10-Q
period 2011-06-30
TRAILER BRIDGE INC
filed 2011-08-15
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 8, 2011, 12,102,587 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I: FINANCIAL INFORMATION

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUES	$29,000,936	$31,656,653	$53,814,883	$60,501,618
OPERATING EXPENSES:
Salaries, wages, and benefits	4,117,729	4,174,077	7,630,623	8,213,832
Purchased transportation and other rent	8,583,890	7,890,464	15,854,229	15,065,666
Fuel	5,652,241	4,406,820	10,730,160	8,700,474
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	7,215,871	7,590,395	13,521,349	14,148,476
Dry-docking	290,031	—	6,900,293	—
Taxes and licenses	112,431	136,645	250,730	315,469
Insurance and claims	769,363	797,625	1,537,677	1,569,557
Communications and utilities	202,004	177,754	387,574	349,543
Depreciation and amortization	1,589,805	1,552,360	3,152,830	3,093,103
(Gain) loss on sale of property and equipment	(2,642)	4,852	(3,420)	26,196
Other operating expenses	1,599,369	1,534,839	2,997,136	3,397,772

	30,130,092	28,265,831	62,959,181	54,880,088

OPERATING (LOSS) INCOME	(1,129,156)	3,390,822	(9,144,298)	5,621,530

NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,513,660)	(2,490,697)	(4,882,640)	(5,025,888)
Interest income	1,297	4,537	2,741	8,923

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(3,641,519)	904,662	(14,024,197)	604,565

PROVISION FOR INCOME TAXES	(7,200)	(7,200)	(14,400)	(14,670)

NET (LOSS) INCOME	$(3,648,719)	$897,462	$(14,038,597)	$589,895

PER SHARE AMOUNTS:

NET (LOSS) INCOME PER SHARE BASIC	$(0.30)	$0.07	$(1.17)	$0.05

NET (LOSS) INCOME PER SHARE DILUTED	$(0.30)	$0.07	$(1.17)	$0.05

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	12,016,681	12,044,398	12,016,681	12,029,093

SHARES OUTSTANDING DILUTED	12,016,681	12,106,947	12,016,681	12,126,238

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$173,164	$11,481,965
Trade receivables, less allowance for doubtful accounts of $1,062,272 and $1,065,955	14,798,131	13,022,057
Prepaid and other current assets	2,656,900	2,397,948
Deferred income taxes, net	225,645	225,645

Total current assets	17,853,840	27,127,615

Property and equipment, net	81,229,126	82,631,050
Reserve fund for long-term debt	4,640,742	4,638,215
Other assets	1,899,370	2,004,426

TOTAL ASSETS	$105,623,078	$116,401,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$7,306,084	$7,411,181
Accrued liabilities	3,840,335	4,725,030
Unearned revenue	1,621,478	1,410,963
Current portion of long-term debt	93,711,161	85,374,700

Total current liabilities	106,479,058	98,921,874

Long-term debt, less current portion	13,065,882	17,795,827

TOTAL LIABILITIES	119,544,940	116,717,701

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 12,102,587 shares issued; 12,016,681 shares outstanding at June 30, 2011 and December 31, 2010	121,026	121,026
Treasury stock, at cost, 85,906 shares at June 30, 2011 and December 31, 2010	(318,140)	(318,140)
Additional paid-in capital	55,046,773	54,613,643
Capital deficit	(68,771,521)	(54,732,924)

TOTAL STOCKHOLDERS’ DEFICIT	(13,921,862)	(316,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,623,078	$116,401,306

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2011	2010
Operating activities:
Net (loss) income	$(14,038,597)	$589,895
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,152,830	3,093,103
Amortization of loan costs	474,461	456,794
Non-cash stock compensation expense	433,128	452,143
Provision for doubtful accounts	451,388	347,325
(Gain) loss on sale of property and equipment	(3,420)	26,196
(Increase) decrease in:
Trade receivables	(2,227,462)	(2,899,760)
Prepaid and other current assets	(258,952)	755,827
Other assets	(384,004)	5,375
(Decrease) increase in:
Accounts payable	(105,097)	3,411,814
Accrued liabilities	(884,692)	(1,487,655)
Unearned revenue	210,516	272,987

Net cash (used in) provided by operating activities	(13,179,901)	5,024,044

Investing activities:
Purchases of property and equipment	(1,795,330)	(1,024,661)
Proceeds from sale of property and equipment	59,917	48,038
Additions to other assets	—	(385,999)

Net cash used in investing activities	(1,735,413)	(1,362,622)

Financing activities:
Proceeds from revolving line of credit	20,248,603	—
Payments on revolving line of credit	(15,204,737)	—
Exercise of stock options	—	(5,562)
Principal payments on notes payable	(1,437,353)	(2,453,795)
Purchase of treasury stock	—	(106,699)

Net cash provided by (used in) financing activities	3,606,513	(2,566,056)

Net (decrease) increase in cash and cash equivalents	(11,308,801)	1,095,366
Cash and cash equivalents, beginning of the period	11,481,965	10,987,379

Cash and cash equivalents, end of period	$173,164	$12,082,745

Supplemental cash flow information:
Cash paid for interest	$4,912,064	$5,081,979

See accompanying summary of significant accounting policies and notes to the condensed unaudited financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 and 2010

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

Accounts Receivable Concentration

At June 30, 2011 collection of approximately 8% of the Company’s trade accounts receivable was dependent upon Puerto Rico government funding.

Earnings per share

Options to purchase 1,378,739 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during each of the three and six month periods ended June 30, 2011. During each of the three and six months ended June 30, 2010, options to purchase 1,317,564 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

2. GOING CONCERN, LIQUIDITY, AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the balance sheet, as of June 30, 2011 the Company had short-term debt obligations of $93,711,161, which includes $82,500,000 of the 9.25% Senior Secured Notes (the “Notes”) which become due in November 2011. The Company’s available liquidity plus the expected additional cash generated by operations will not be sufficient to pay this debt, without additional financing. This resulted in the inclusion of an explanatory going concern paragraph in the audit report of our Independent Registered Certified Public Accounting Firm for the year ended December 31, 2010. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its current debt obligations on a timely basis through refinancing, and ultimately to attain successful operations.

The Company is working towards refinancing these Notes prior to November 2011. Any refinancing of these Notes could involve new lenders and/or existing lenders and might involve the private or public lending market and include an equity component or change of control. The Company is currently borrowing on its revolving line of credit to provide sufficient cash to cover operating costs. In the second quarter of 2011, this Revolving Credit Agreement was amended and the Company is no longer subject to financial covenants until September 30, 2011. The Revolving Credit and Term Loan Agreements were also amended in the second quarter of 2011 to increase the borrowing rate to 2% in excess of prime. The Company will need an additional amendment or waiver for the Revolving Credit Agreement and Term Loan Agreement if the debt refinancing is not complete through September 30, 2011 when the Company will be subject to financial covenants. As a result, the Company has classified these as a current liability on the Company’s balance sheet at June 30, 2011. Beginning August 1, 2011 the Company’s availability under the Revolving Credit Agreement shall be reduced by $100,000 each week for ten weeks. Failure to effectuate a timely refinancing could require the Company to file for protection under the federal bankruptcy laws.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 and 2010

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception to the requirements in ASC 820 for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than its gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; and (3) the ASU amendments expand the disclosures about fair value measurements. Further, as a result of the amendments, blockage discounts are no longer permitted for level 2 and 3 investments. The amendments in ASC 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011; early application is not permitted. The Company is currently evaluating the adoption of ASU 2011-04.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 and 2010

4. STOCK BASED COMPENSATION

During the three months ended June 30, 2011, and 2010, the Company recorded compensation cost relating to previously issued stock options of $208,100 and $226,100, respectively, and $433,100 and $452,100 during the six months ended June 30, 2011, and 2010, respectively. These costs are recorded in salaries, wages and benefits in the Condensed Unaudited Statements of Operations. As of June 30, 2011, the total compensation expense not yet recognized in the Condensed Unaudited Statement of Operations was approximately $1.9 million and is expected to be recognized over a period of up to 5 years.

During the three and six months ended June 30, 2011, no options were exercised. During the three and six months ended June 30, 2010, 20,934 and 69,141 options were exercised, respectively. There were no options granted during the three months ended June 30, 2011, and 2010. On January 15, 2010, the Company granted options to purchase 175,000 shares of the Company’s common stock under the Company’s Non-Employee Director Stock Incentive Plan, subject to shareholder approval for an increase in the authorized number of shares available for issuance which was obtained at the 2010 Annual Meeting held on May 27, 2010. Using the Black-Scholes method, the assumptions used to calculate the fair value of those options granted on January 15, 2010 are as follows:

2010
Expected Term	6.5 years
Volatility	64.53%
Risk-free interest rate	3.17%
Dividends	None

There were no options granted during the first six months ended June 30, 2011.

5. INCOME TAXES

The federal tax expense related to second quarter of 2011 and 2010 under the tonnage tax method is estimated to be approximately $7,200. The federal tax expense for the six months ended June 30, 2011, and 2010 is estimated to be approximately $14,400 and $14,700, respectively. As of June 30, 2011, and 2010, the remaining deferred tax asset of approximately $226,000 and $279,000, respectively, represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 and 2010

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

The Company filed a motion to dismiss the last operative consolidated complaint with the court. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order will not become final and appealable until a further order or judgment is entered by the Court. The Company expects this order to become final in the third quarter of 2011. The Company does not expect this order to be appealed.

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

Although legal fees have been substantially reduced in 2011, significant legal fees and costs could still be incurred in connection with the DOJ investigation, the class actions, and other related matters. During the three month periods ended June 30, 2011, and 2010, costs were approximately $9,400 and $145,500, respectively. During the six month periods ended June 30, 2011, and 2010, costs were approximately $34,600 and $525,400, respectively.

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

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation, the civil class actions, or other related matters. However, should this result in an unfavorable outcome for the Company or continued legal expense, it could have a material adverse effect on the Company’s financial position and future operations.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 and 2010

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

In the second quarter of 2010, the Company committed to capital expenditures of approximately $5.5 million for modifications and improvements at its San Juan, Puerto Rico terminal. As of June 30, 2011, approximately $5.5 million had been spent and in the first quarter of 2011, the Company placed into service the land-based ramp that was built to replace the floating ramp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of Trailer Bridge, Inc. (the “Company”), its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include, the ability of the Company to generate cash from its operations, the Company’s ability to refinance its existing debt, the risks of changes in demand for transportation services offered by the Company, changes in rate levels for transportation services offered by the Company, changes in the cost of fuel, unfavorable outcomes from the United States Department of Justice (“DOJ”) investigation and related class or individual actions, economic recessions and severe weather as well the ability to retain and/or attract the necessary personnel and maintain necessary vendor relationships. An additional description of the Company’s risk factors is described in Part 1 – Item 1A. “Risk Factors” filed on Form 10-K for the year ended December 31, 2010. In addition to those risk factors filed within Form 10-K for the year ended December 31, 2010, there are additional risk factors filed within this Form 10-Q for the quarter ended June 30, 2011 as described in Part 11 – Item 1A. “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

For the three month period ended June 30, 2011, the Company had a net loss of $3.6 million compared to net income of $0.9 million in the same period of the previous year. The Company’s operating loss for the three month period ended June 30, 2011, was $1.1 million compared to operating income of $3.4 million in the same period of the previous year.

The following table sets forth the indicated items as a percentage of net revenues for three months ended June 30, 2011, and 2010:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months Ended June 30,
	2011	2010
Operating revenues	100.0%	100.0%
Salaries, wages, and benefits	14.2	13.2
Purchased transportation and other rent	29.6	24.9
Fuel	19.5	13.9
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	24.9	24.0
Dry-docking	1.0	—
Taxes and licenses	0.4	0.4
Insurance and claims	2.7	2.5
Communications and utilities	0.7	0.6
Depreciation and amortization	5.5	4.9
Other operating expenses	5.4	4.9

Total operating expenses	103.9	89.3
Operating (loss) income	(3.9)	10.7
Net interest expense	(8.7)	(7.9)

Net (loss) income	(12.6)%	2.8%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, declined from 89.3% during the three months ended June 30, 2010, to 103.9% during the three months ended June 30, 2011. The decline is primarily due to lower revenues as a result of lower volume and lower charterhire rates combined with higher fuel and purchased transportation costs as explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume as measured by equivalent units:

Volume & Revenue Changes in the second quarter of 2011 compared to 2010

Overall
Volume Percent Change:
Total Equivalent Units	(12.9)%

Revenue Change (in millions):
Core Service Revenue	$(2.6)
Other Revenues	(0.1)

Total Revenue Change	$(2.7)

Vessel capacity utilization southbound was 91.2% for the three months ended June 30, 2011 compared to 100.1% for the three months ended June 30, 2010. Vessel capacity utilization northbound was 24.1% for the three months ended June 30, 2011 compared to 29.5% for the three months ended June 30, 2010. The vessel capacity utilization southbound and northbound decreased primarily due to decreased cargo volumes with the northbound volume negatively affected by the temporary cessation of the movement of recyclable tires.

Total revenue for the three months ended June 30, 2011 was $29.0 million, compared to $31.7 million for the three months ended June 30, 2010. Excluding the effect of fuel surcharge revenue, revenue decreased 12.2% from the prior year period primarily as a result of a decrease in freight volumes and charterhire revenue. The Company’s decrease in freight volume was partially attributable to maintenance of operating equipment, which resulted in a shortage of available equipment to meet peak service demands. The Company’s fuel surcharge, which is included in operating revenues, amounted to $5.3 million during the three months ended June 30, 2011 compared to $4.7 million from the prior year period. This increase in fuel surcharge revenue was primarily the result of higher fuel market prices. Charterhire, which is rental revenue for vessels not in use in liner service, amounted to approximately $0.6 million during the three months ended June 30, 2011, compared to $0.9 million in the prior year period. This decrease in charterhire revenue was primarily the result of lower charter rates in second quarter of 2011 as compared to the same period in the prior year.

Operating Expenses

Total operating expense was $30.1 million for the three months ended June 30, 2011 as compared to $28.3 million for the prior year period. This increase was primarily due to higher fuel, inland purchased transportation, and dry-docking costs, partially offset by a decrease in operating and maintenance expenses. Fuel expense increased $1.2 million or 28.3% due primarily to market price increases. The category fuel expense does not include fuel related expenses associated with embedded inland purchased transportation that experienced an increase as well. Rent and purchased transportation increased $0.7 million or 8.8% due to a shift from company employed drivers to purchased transportation and increases in fuel related components of purchased transportation. The Company estimates that its fuel expense associated with purchased transportation increased $476,700 or 29.6%. Dry-docking expenses associated with required regulatory dry-docking during the second quarter of 2011 came to approximately $0.3 million. The Company did not have any dry-docking expenses in the second quarter of 2010. Operating and maintenance expenses decreased $0.4 million or 4.9% primarily as a result of decreased equipment maintenance and repair expenses.

As a result of the factors above, the Company reported a net loss of $3.7 million or $0.30 per basic share and diluted share for the three months ended June 30, 2011 compared to net income of $0.9 million or $0.07 per basic share and diluted share in the same period in 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

For the six month period ended June 30, 2011, the Company had a net loss of $14.0 million compared to net income of $0.6 million in the prior year period. The Company’s operating loss for the six month period ended June 30, 2011, was $9.1 million compared to operating income of $5.6 million in the prior year period.

The following table sets forth the indicated items as a percentage of net revenues for six months ended June 30, 2011, and 2010:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Six Months Ended June 30,
	2011	2010
Operating revenues	100.0%	100.0%

Salaries, wages, and benefits	14.2	13.6
Purchased transportation and other rent	29.5	24.9
Fuel	19.9	14.4
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	25.1	23.4
Dry-docking	12.8	—
Taxes and licenses	0.5	0.5
Insurance and claims	2.9	2.6
Communications and utilities	0.7	0.6
Depreciation and amortization	5.9	5.1
Other operating expenses	5.5	5.6

Total operating expenses	117.0	90.7

Operating (loss) income	(17.0)	9.3
Net interest expense	(9.1)	(8.3)

Net (loss) income	(26.1)%	1.0%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, declined from 90.7% during the six months ended June 30, 2010, to 117.0% during the six months ended June 30, 2011. The decline is primarily due to lower revenues as a result of lower volume and lower charterhire combined with higher dry-docking, fuel, and purchased costs as explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume as measured by equivalent units:

Volume & Revenue Changes in the first six months of 2011 compared to 2010

Overall
Volume Percent Change:
Total Equivalent Units	(15.5)%

Revenue Change (in millions):
Core Service Revenue	$(6.5)
Other Revenues	(0.2)

Total Revenue Change	$(6.7)

Vessel capacity utilization southbound was 89.7% for the six months ended June 30, 2011, compared to 98.3% for the six months ended June 30, 2010. This was mainly attributable to volume decreases. Vessel capacity northbound was 23.4% for the six months ended June 30, 2011, compared to 29.8% for the six months ended June 30, 2010.

Revenue for the six months ended June 30, 2011, was $53.8 million compared to $60.5 million for the six months ended June 30, 2010. The decrease in revenue was primarily due to decreased volume and charterhire revenue partially offset by higher fuel surcharge revenue. The Company’s decrease in freight volume was partially attributable to schedule disruption arising from the dry-docking of both the Company’s ro/ro vessels and to maintenance of operating equipment, which resulted in a shortage of available equipment to meet peak service demands.

The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $9.0 million during the six months ended June 30, 2011, compared to $8.8 million in the prior year period. The increase in fuel surcharge revenue was primarily the result of increases in the market price of fuel and the related surcharge. Charterhire, which is rental revenue for vessels not in use in liner service, amounted to $0.6 million during the six months ended June 30, 2011, compared to $2.2 million in the prior year period. This decrease in charterhire revenue was primarily the result of lower daily charter rates and fewer days the vessels were charted in second quarter of 2011 as compared to the same period in the prior year.

Operating Expenses

Total operating expense was $63.0 million for the six months ended June 30, 2011 as compared to $54.9 million for the prior year period. This increase was primarily due to higher dry-docking, fuel, and inland purchased transportation costs, partially offset by decreases in operating and maintenance, salaries and benefits, and other expenses. Dry-docking expenses associated with the required regulatory dry-docking of the Company’s two roll-on/roll-off (“ro/ro”) barges during the first quarter of 2011 and one Triplestack Box Carrier® (“TBC”) barge during the second quarter of 2011 came to approximately $6.9 million. The Company did not have any dry-docking expenses in the first and second quarters of 2010. The expense associated with the dry-docking of the Company’s two ro/ro vessels was approximately $6.3 million compared to $0.6 million for the one TBC. The ro/ro vessels are not scheduled for another regulatory dry-docking until 2014 for one and 2016 for the other. Fuel expense increased $2.0 million or 23.3% due primarily to market price increases. The category fuel expense does not include fuel related expenses associated with embedded inland purchased transportation that experienced an increase as well. Rent and purchased transportation increased $0.8 million or 5.2% due to a shift from company employed drivers to purchased transportation and increases in fuel related components of purchased transportation. The Company estimates that its fuel expense associated with purchased transportation increased $544,400 or 17.9%. Operating and maintenance expenses decreased $0.6 million or 4.4% primarily as a result of decreased equipment maintenance and repair expenses. Salaries, wages, and benefits decreased by $0.6 million or 7.1% primarily due to reductions in force in 2010 and less driver payroll as a result of a shift from company employed drivers to purchased transportation. Other operating expenses decreased by $0.4 million or 11.8% primarily due to decreases in legal fees associated with the on-going DOJ investigation and other related legal matters.

As a result of the factors described above, the Company reported a net loss of $14.0 million or $1.17 per basic share and diluted share for the six months ended June 30, 2011, compared to net income of $0.6 million or $0.05 per basic share and diluted share in the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $13.2 million in the first six months of 2011 compared to net cash provided by operations of $5.0 million in the first six months of 2010. This decrease of $18.2 million resulted primarily from higher cash outflows as a result of higher fuel costs due to an increase in market prices and dry-docking costs of approximately $6.9 million for the Company’s two ro/ro and one TBC vessels that underwent required regulatory dry-docking in 2011. Net cash used in investing activities was $1.7 million in the first six months of 2011 compared to $1.4 million for the same period in 2010. This increase resulted primarily from payments made for improvements at the Company’s San Juan, Puerto Rico terminal for the construction of a land-based ramp that was put into service in the first quarter of 2011. Net cash provided by financing activities was $3.6 million in the first six months of 2011 compared to net cash used in financing activities of $2.6 million in the first six months of 2010. The change in financing activities was mainly attributable to cash received on draws made in the second quarter of 2011 on the Company’s revolving line of credit. At June 30, 2011, cash amounted to approximately $173,200, working capital deficit was $88.6 million, primarily due to classification of the Company’s $82.5 million 9.25% Senior Secured Notes (the “Notes”) due November 2011 and term loan debt as current in the Company’s June 30, 2011 balance sheet. The Company also had $4.6 million in a reserve fund for its two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds due September 30, 2022 and 6.52% Sinking Fund Bonds due March 30, 2023. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended (collectively, the “Title XI Bonds”).

The Company’s revolving credit facility, as amended, provides for a maximum availability of $10 million and expires April 2012. As amended in the second quarter of 2011, the facility provides for interest equal to 2% in excess of the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At June 30, 2011, approximately $5.0 million was drawn on this credit facility. During the fourth quarter of 2008, the Company amended the Revolving Credit Agreement to eliminate all financial covenants at any time the Company has at least

$3.0 million in unused borrowing capacity under the facility. As of June 30, 2011, the Company had approximately $1.8 million available under this facility as calculated by the borrowing base formula. As of the date of this filing the Company’s borrowings under this facility did not exceed the available amount under the borrowing base calculation. During the second quarter of 2011, the Revolving Credit Agreement was amended and the Company is no longer subject to any financial covenants until September 30, 2011. Beginning August 1, 2011 the Company’s availability under the Revolving Credit Agreement shall be reduced by $100,000 each week for ten weeks. The Company will need an additional amendment or waiver for the Revolving Credit Agreement if the debt refinancing is not complete through September 30, 2011 when the Company will be subject to financial covenants.

The Company has an outstanding term loan that provides for interest, as amended in the second quarter of 2011, equal to 2% in excess of the prime rate and principal payments over a 72 month period through December 2014. At June 30, 2011, approximately $5.0 million was drawn on this loan to fund previous equipment purchases. This term loan is collateralized by eligible new equipment with a carrying value of $13.9 million at June 30, 2011. No new draws are permitted under this facility. Under this facility the Company will be subject to financial covenants on September 30, 2011 that it will not be able to meet absent an additional amendment or waiver. As a result, the Company has classified this as a current liability on the Company’s balance sheet at June 30, 2011.

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

The Company is actively working with its lenders and advisors to refinance the Notes and other indebtedness of the Company. Any refinancing of the Notes and other indebtedness could involve new lenders and/or existing lenders and might involve the private or public lending market and include an equity component that might result in a change of control. The interest rate the Company pays on its overall debt may be higher under such refinancing and the Company could incur significant additional expenses, including prepayment penalties on the Title XI Bonds and expensing of unamortized issuance costs in completing such a transaction. The existing Notes are secured by a substantial portion of the Company’s revenue generating assets and failure to refinance the debt could impair the Company’s ability to use such assets. The Company can provide no assurance that it will be able to refinance the Notes. In the event the Company is not able to refinance the Notes, the Company’s finances and ability to operate would be severely impaired and the Company could be required to seek protection under the federal bankruptcy laws.

The Company is restricted from performing certain financial activities described below due to certain leverage ratios under its Title XI Bonds. The provisions of the Title XI Bond debt documents provide that, in the event the Company does not maintain certain leverage ratios, the Company is restricted from conducting certain financial activities without obtaining the written permission of the Secretary of Transportation of the United States. If such permission is not obtained and the Company enters into any of the following actions it will be considered to be in default of the Title XI Bond covenants and the lender will have the right to call the debt. These actions are as follows: (1) acquire any fixed assets other than those required for the normal maintenance of its existing assets; (2) enter into or become liable under certain charters and leases (having a term of six months or more); (3) pay any debt subordinated to the Title XI Bonds; (4) incur any debt, except current liabilities or short term loans incurred in the ordinary course of business; (5) make investments in any person, other than obligations of the U.S. government, bank deposits or investments in securities of the character permitted for money in the reserve fund; or (6) create any lien on any of its assets, other than pursuant to loans guaranteed by the Secretary of Transportation of the United States under Title XI of the Merchant Marine Act of 1936, as amended, and liens incurred in the ordinary course of business. As of June 30, 2011, the Company was in compliance with such restrictions. If the Company retires this debt prior to the maturity date, the Company will be subject to certain prepayment penalties as defined in the agreement. The Company may seek to delay or defer payments under these bonds if the refinancing discussed above is not completed before the next payment date or expiration of the grace period contained therein.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, the Company did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies during the six months ended June 30, 2011, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report filed on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in the paragraph above that occurred during the three month period ended June 30, 2011 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

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

The Company filed a motion to dismiss the last operative consolidated complaint with the court. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order will not become final and appealable until a further order or judgment is entered by the Court. The Company expects this order to become final in the third quarter of 2011. The Company does not expect this order to be appealed.

Horizon Lines, Crowley Liner Services, Sea Star Lines, LLC, Saltchuck Resources, an affiliate of Sea Star Lines, LLC, and their related companies entered into settlement agreements with certain named direct purchaser plaintiffs on behalf of a purported class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims

Plaintiffs who have opted-out are likely to pursue claims against the settling defendants. It is not clear whether an individual opt-out plaintiff would attempt to bring an action against the Company in such a proceeding or even whether they could do so in light of the Company’s dismissal with prejudice from the underlying MDL. Moreover, it is not clear what, if any, impact these settlements, whether or not finally approved, will have on further prosecution of the MDL 1960 or other claims on the Company, or on the trade, in general.

Although legal fees have been substantially reduced in 2011, significant legal fees and costs could still be incurred in connection with the DOJ investigation, the class actions, and other related matters. During the three month periods ended June 30, 2011, and 2010, costs were approximately $9,400 and $145,500, respectively. During the six month periods ended June 30, 2011, and 2010, costs were approximately $34,600 and $525,400, respectively.

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

The Company is not able to predict the ultimate outcome or cost of the DOJ investigation, the civil class actions, or other related matters. However, should this result in an unfavorable outcome for the Company or continued legal expense, it could have a material adverse effect on the Company’s financial position and future operations.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. In addition to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, you should also be aware of the following additional risk factors.

Lack of liquidity could adversely affect our financial health and limit our business activities.

As of June 30, 2011, the Company had $0.2 million in cash and had drawn $5.0 million on its Revolving Credit facility. If this amount of cash as well as cash from operations are not sufficient to fund our business and other funds are not otherwise available, our ability to run our business could be curtailed and we may need to delay, limit or eliminate various portions of our business and our operations. A lack of liquidity could have a material adverse effect on our business, financial condition and results of operation.

Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

As of June 30, 2011, we had approximately $106.5 million of current liabilities of which $93.7 million is the current portion of outstanding long-term debt. Cash used in operations during the six months ended June 30, 2011 was $13.2 million. Our available liquidity plus the additional cash expected to be generated by operations will not be sufficient, without additional financing, to pay the $82.5 million in 9.25% Senior Secured Notes (the “Notes”) which become due in November 2011 or the interest thereon and the $11.2 million current portions of our other indebtedness which become due periodically throughout the next twelve months. Our failure to refinance these obligations that have not matured prior to March 31, 2011, has resulted in the inclusion of an explanatory going concern paragraph in the audit report of our Independent Registered Certified Public Accounting Firm which was contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Because we have substantial debt, we require significant amounts of cash to fund our debt service obligations. Our ability to generate cash to meet scheduled payments or to refinance our obligations with respect to our debt depends on our financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors, some of which may be beyond our control:

•	operating difficulties;

•	equipment availability and condition;

•	increased operating costs;

•	increased fuel costs;

•	general economic conditions;

•	decreased demand for our services;

•	market cyclicality;

•	tariff rates;

•	prices for our services;

•	the actions of competitors;

•	regulatory developments; and

•	delays in implementing strategic projects.

If our cash flow and capital resources are insufficient to fund our debt service obligations, including refinancing the Notes due November 15, 2011, we could face substantial liquidity problems and might be forced to reduce or delay capital expenditures, dispose of material assets or operations, seek to obtain additional equity capital, restructure or refinance our indebtedness. In the event that we are required to dispose of material assets or operations to meet our debt service obligations, we cannot be sure as to the timing of such dispositions or the proceeds that we would realize from those dispositions. The value realized from such dispositions will depend on market conditions and the availability of buyers, and, consequently, any such disposition may not, among other things, result in sufficient cash proceeds to repay our indebtedness. Also, our existing debt agreements (and any new financing documents may) contain covenants that may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Further, we cannot provide assurance that we will be able to restructure or refinance any of our indebtedness or obtain additional financing, given the uncertainty of prevailing market conditions from time to time. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In such an event, we may be forced to file for protection under federal bankruptcy laws. If we are able to restructure or refinance our indebtedness or obtain additional financing, we anticipate that the economic terms on which such indebtedness is restructured, refinanced or obtained will not be as favorable to us as our current indebtedness and may include an equity component that could include a change of control.

We may be unable to refinance our 9.25% Senior Secured Notes; in such an event, we may be forced to file for protection under federal bankruptcy laws.

Our Notes mature on November 15, 2011. As of June 30, 2011, the aggregate principal outstanding on our Notes is $82.5 million. We will not generate sufficient funds from our operations to pay off the aggregate principal outstanding on our Notes when due in November 2011. Our failure to refinance these obligations that have not matured prior to March 31, 2011, has resulted in the inclusion of an explanatory going concern paragraph in the audit report of our Independent Registered Certified Public Accounting Firm which was contained in our Annual Report on Form 10-K for the year ended December 31, 2010. If we are unable to refinance these Notes on acceptable terms, we might be forced (i) to dispose of property or equipment, which might result in losses (ii) to obtain financing at unfavorable terms, and/or (iii) file for protection under bankruptcy laws. Each of (i) or (ii) could reduce the cash flow available for operations and, therefore, have a negative effect on our results of operations. In such an event, we may be forced to file for protection under federal bankruptcy laws. In addition, under the terms of our Revolving Loan Agreement and Term Loan Agreement if we fail to refinance the Notes prior to September 30, 2011, we will be in default under the terms of the Agreements.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

Our debt agreements contain customary covenants and financial tests, including compliance with certain financial ratios under certain circumstances. We expect that any new financing would contain similar or more restrictive covenants and financial tests. These covenants could limit our operational flexibility and our acquisition activities. Moreover, if we breach any of the covenants and did not cure the breach within the applicable cure period, we could be forced to repay the debt immediately, even in the absence of a payment default. There can be no assurance that we will be able to refinance our Notes. We will need an additional amendment or waiver for the Revolving Credit Agreement and Term Loan Agreement if the debt refinancing is not complete through September 30, 2011. If we are able to refinance our Notes, there can be no assurance that we will be able to refinance on terms that are as favorable as our current Notes. Consequently, the covenants in our future debt agreements may be even more restrictive than our current covenants. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations, and the market value of our stock. It is likely that any refinancing of our existing indebtedness as described above will contain similar or more restrictive covenants and include an equity component that could include a change of control.

A Change of Control may occur as a result of our refinancing.

Any refinancing of our Notes and other indebtedness may lead to one or more parties who participate in such refinancing gaining rights to have board representation or rights to control over certain of our operating decisions. In addition such parties who participate in such refinancing may receive an equity interest in our Company and such equity interest may be large enough to constitute a change of control. In the event of a change of control, your interests as a shareholder may conflict with the interests of the majority shareholders and the trading prices of shares of our common stock could be adversely affected.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description of Exhibit

10.6.3	Amendment No. 2 to the Term Loan and Security Agreement dated as of June 29, 2011, by and among Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders. (Incorporated by reference to the Company’s Form 8-K filed on July 18, 2011)

10.6.4	Amendment No. 9 to the Term Loan and Security Agreement dated as of June 29, 2011, by and among Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders. (Incorporated by reference to the Company’s Form 8-K filed on July 18, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.

Date: August 15, 2011	By:	/s/ Ivy B. Suter
Ivy B. Suter
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Mark A. Tanner
Mark A. Tanner
Vice President of Administration and Chief Financial Officer