Form 10-Q
period 2011-09-30
TRAILER BRIDGE INC
filed 2011-11-21
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 14, 2011, 12,102,587 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TRAILER BRIDGE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OPERATING REVENUES	$31,140,013	$29,287,787	$84,954,896	$89,789,405
OPERATING EXPENSES:
Salaries, wages, and benefits	3,657,048	3,554,055	11,287,671	11,767,887
Purchased transportation and other rent	9,660,942	7,741,389	25,515,171	22,807,055
Fuel	5,597,303	4,268,648	16,327,463	12,969,122
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	7,325,729	6,836,686	20,847,078	20,985,162
Dry-docking	—	—	6,900,293	—
Taxes and licenses	139,123	183,231	389,853	498,700
Insurance and claims	818,232	776,395	2,355,909	2,345,953
Communications and utilities	215,062	215,431	602,636	564,975
Depreciation and amortization	1,547,020	1,556,747	4,699,850	4,649,850
(Gain) loss on sale of property and equipment	(8,950)	1,201	(12,370)	27,398
Other operating expenses	1,532,012	1,691,974	4,529,147	5,089,746

	30,483,521	26,825,757	93,442,701	81,705,848

OPERATING INCOME (LOSS)	656,492	2,462,030	(8,487,805)	8,083,557
NONOPERATING (EXPENSE) INCOME:
Interest expense	(2,536,143)	(2,481,159)	(7,418,783)	(7,507,047)
Interest income	1,274	33,205	4,014	42,127

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,878,377)	14,076	(15,902,574)	618,637
PROVISION FOR INCOME TAXES	(7,200)	(7,200)	(21,600)	(21,870)

NET (LOSS) INCOME	$(1,885,577)	$6,876	$(15,924,174)	$596,767

PER SHARE AMOUNTS:
NET (LOSS) INCOME PER SHARE BASIC	$(0.16)	$0.00	$(1.33)	$0.05

NET (LOSS) INCOME PER SHARE DILUTED	$(0.16)	$0.00	$(1.33)	$0.05

WEIGHTED AVERAGE
SHARES OUTSTANDING BASIC	12,016,681	12,027,033	12,016,681	12,028,406

SHARES OUTSTANDING DILUTED	12,016,681	12,046,837	12,016,681	12,099,771

See accompanying summary of significant accounting policies and notes to the unaudited condensed financial statements

TRAILER BRIDGE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$—	$11,481,965
Trade receivables, less allowance for doubtful accounts of $1,210,159 and $1,065,955	15,810,393	13,022,057
Prepaid and other current assets	4,802,462	2,397,948
Reserve fund for debt	4,642,006	—
Deferred income taxes, net	225,645	225,645

Total current assets	25,480,506	27,127,615
Property and equipment, net	79,645,848	82,631,050
Reserve fund for long-term debt	—	4,638,215
Other assets	439,103	2,004,426

TOTAL ASSETS	$105,565,457	$116,401,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$5,804,421	$7,411,181
Accrued liabilities	5,016,278	4,725,030
Unearned revenue	1,870,333	1,410,963
Current portion of long-term debt	108,511,873	85,374,700

Total current liabilities	121,202,905	98,921,874
Long-term debt, less current portion	—	17,795,827

TOTAL LIABILITIES	121,202,905	116,717,701

Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000, shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 12,102,587 shares issued; 12,016,681 shares outstanding at September 30, 2011 and December 31, 2010	121,026	121,026
Treasury stock, at cost, 85,906 shares at September 30, 2011 and December 31, 2010	(318,140)	(318,140)
Additional paid-in capital	55,216,764	54,613,643
Capital deficit	(70,657,098)	(54,732,924)

TOTAL STOCKHOLDERS’ DEFICIT	(15,637,448)	(316,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,565,457	$116,401,306

See accompanying summary of significant accounting policies and notes to the unaudited condensed financial statements

TRAILER BRIDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	2011	2010
Operating activities:
Net (loss) income	$(15,924,174)	$596,767
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,699,850	4,649,850
Amortization of loan costs	719,282	681,904
Non-cash stock compensation expense	603,121	678,214
Provision for doubtful accounts	666,864	686,225
(Gain) loss on sale of property and equipment	(12,370)	27,398
(Increase) decrease in:
Trade receivables	(3,455,201)	(1,340,181)
Prepaid and other current assets	(363,910)	227,895
Other assets	12,947	(24,925)
(Decrease) increase in:
Accounts payable	(1,606,760)	1,892,115
Accrued liabilities	291,252	(138,083)
Unearned revenue	459,371	(61,676)

Net cash (used in) provided by operating activities	(13,909,728)	7,875,503

Investing activities:
Purchases of property and equipment	(1,805,989)	(1,757,322)
Proceeds from sale of property and equipment	121,819	96,462
Additions to other assets	—	(385,999)

Net cash used in investing activities	(1,684,170)	(2,046,859)

Financing activities:
Proceeds from revolving line of credit	53,699,237	—
Payments on revolving line of credit	(46,504,091)	—
Principal payments on notes payable	(1,853,804)	(3,474,695)
Payments for refinancing costs	(1,229,409)	—
Exercise of stock options	—	(1,013)
Purchase of treasury stock	—	(161,113)

Net cash provided by (used in) financing activities	4,111,933	(3,636,821)

Net (decrease) increase in cash and cash equivalents	(11,481,965)	2,191,823
Cash and cash equivalents, beginning of the period	11,481,965	10,987,379

Cash and cash equivalents, end of period	$—	$13,179,202

Supplemental cash flow information:
Cash paid for interest	$5,746,468	$5,901,133

See accompanying summary of significant accounting policies and notes to the unaudited condensed financial statements

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed unaudited financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period’s amounts in the financial statements have been reclassified to conform to current year presentation.

Accounts Receivable Concentration

At September 30, 2011, collection of approximately 11% of the Company’s trade accounts receivable was dependent upon Puerto Rico government funding.

Earnings per share

Options to purchase 1,273,039 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive during each of the three and nine month periods ended September 30, 2011. During each of the three and nine months ended September 30, 2010, options to purchase 1,317,564 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

2.	VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On November 16, 2011 (the “Petition Date”), the Company filed a voluntary petition for relief under Chapter 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). The reorganization case (the “Chapter 11 Case”) is Case No. 3:11-bk-08348. The Company continues to operate the business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court.

The Chapter 11 Case was filed because the Company has been unable to refinance its $82,500,000 9.25% Senior Secured Notes (the “Notes”) which were due on November 15, 2011. The Company’s available liquidity was not sufficient to pay this debt.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Operation and Implication of the Chapter 11 Case

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over property of the debtor. Accordingly, although commencement of the Chapter 11 Case triggered defaults on substantially all of the Company’s debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. As a result of the Chapter 11 Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Debtors operating as debtors-in-possession under the Bankruptcy Code may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our condensed financial statements. Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in a debtor’s unaudited condensed financial statements.

The Company has requested approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations including certain employee wage and benefit obligations, cash management, tax matters, certain customer programs and payment of pre-petition claims of certain vendors deemed critical to the Company’s ongoing business. The Company intends to continue paying, claims arising after the Petition Date in the ordinary course of business. The Company has retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Company on the Chapter 11 Cases and certain other professionals to provide services and advice to the Company in the ordinary course of business.

The Company has incurred and expects to continue to incur significant costs associated with the reorganization and the Chapter 11 Case. The amount of these expenses is expected to significantly affect the Company’s financial position and results of operations. The Company cannot accurately predict the affect the Chapter 11 Case will have on its business at this time.

Plan of Reorganization

For the Company to successfully emerge from the Chapter 11 Case, the Company must obtain the Bankruptcy Court’s approval of a plan of reorganization, which will enable the Company to transition from the Chapter 11 Case into ordinary course operations. In connection with the plan of reorganization, the Company must also obtain a new credit facility, or “exit financing.” The ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Case. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the plan of reorganization is confirmed. The Company has not yet filed a plan of reorganization or a related disclosure statement with the Bankruptcy Court.

The Company expects to have ongoing discussions with the holders of the Notes regarding a plan of reorganization until the proposed plan is filed with the Bankruptcy Court. There can be no assurance that the Company will be able to secure approval of a proposed plan by the Bankruptcy Court, or that the proposed plan will be accepted by our lenders under “exit financing” or its unsecured creditors.

Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in the unaudited condensed financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of such plan, or the effect of any operational changes that may be implemented.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Financing During Pendency of the Chapter 11 Cases

The Company has an agreement with a bond holder for $15 million in debtor-in-possession financing (“DIP Credit Agreement”). This financing is expected to enable the Company to meet its post filing obligations in the ordinary course of business, maintain its sailing schedule and level of service and finance the costs associated with the Chapter 11 process. The DIP Credit Agreement provides for interest at 7%, payable monthly and matures on the earliest of (a) one year from the Petition Date, (b) thirty days following the Bankruptcy Court’s entry of the Interim Order if the Bankruptcy Court has not had a hearing for the Final Order by the end of such date, (c) three days following the Bankruptcy Court’s hearing for the Final Order if the Bankruptcy Court has not entered the Final Order by the end of such date, (d) the effective date of a plan of reorganization that is confirmed pursuant to an order entered by the Bankruptcy Court in the Chapter 11 Case and (e) the acceleration of any loans and the termination of the commitment in accordance with the terms of the DIP Credit Agreement. There can be no assurance that cash on hand, cash generated through operations and other available funds will be sufficient to meet reorganization or ongoing cash needs or that the Company will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the balance sheet, as of September 30, 2011, the Company had short-term debt obligations of $108,511,873 which includes $82,500,000 of the Notes which became due on November 15, 2011. The Company’s available liquidity was not sufficient to pay this debt. The Independent Registered Certified Public Accounting Firm’s Audit Report on our financial statements for the year ended December 31, 2010 includes an explanatory going concern paragraph. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the Bankruptcy Court’s approval of our plan of reorganization and our ability to successfully implement such plan and obtain exit financing. As a result of the Chapter 11 Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty.

Exchange Delisting

On November 16, 2011, the Company received notice from the Nasdaq Listing Qualifications Staff (the “Staff”) stating that the Staff has determined that the Company’s securities will be delisted from the Nasdaq Stock Market (“Nasdaq”). The Staff reached its decision under Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1 following the Company’s announcement that the Company filed the Chapter 11 Case. Accordingly, trading of the Company’s common stock will be suspended at the opening of business on November 28, 2011, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq. After the Company’s common stock is delisted by Nasdaq, it may trade on the OTC Bulletin Board (“OTC BB”) or the Pink OTC Markets, Inc. (the “Pink Sheets”), but only if a market maker applies to quote the Company’s common stock. There is no assurance that any market maker will decide to quote the Company’s common stock, thus, there is no assurance that the Company’s common stock will be eligible to trade on the OTC BB or the Pink Sheets.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 improves disclosures about the credit quality of an entity’s financing receivables and related allowance for credit losses by facilitating evaluation of the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position including loans, trade accounts receivable, notes receivable, credit cards receivables and lease receivables, except for operating leases. Short term trade receivables and receivables measured at fair value or lower of cost or fair value are excluded. Further, the standard defines two levels of disaggregation for disclosure purposes: portfolio segment and class of financing receivables. The disclosures relating to disaggregated investment balances, allowance for credit losses, nonaccrual status, credit quality indicators, credit risk factors and impairment of financing receivables are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2011. The Company is currently evaluating the full adoption of this standard. However, the partial adoption of the standard related to disclosures for interim and annual periods ending on or after December 15, 2010 had no material impact on the Company’s financial statements.

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

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

4.	DEFERRED COSTS AND SHORT-TERM DEBT

Due to the Chapter 11 Case all long-term debt has been classified as current.

	September 30, 2011	December 31, 2010
9.25% Senior secured notes due on November 15, 2011.	$82,500,000	$82,500,000
Ship-financing bonds and notes (Title XI) maturing on March 30, 2023; payable in semi-annual installments of principal and interest; interest is fixed at 6.52%	8,938,287	9,310,716
Ship-financing bonds and notes (Title XI) maturing on September 30, 2022; payable in semi-annual installments of principal and interest; interest is fixed at 7.07%	5,336,497	5,568,519
Wells Fargo (formerly “Wachovia”) outstanding term loan that provides for interest, as amended in the second quarter of 2011, equal to 2% in excess of the prime rate and principal payments over a 72 month period through December 2014. Due to the Chapter 11 Case, no new draws are permitted under this facility.	4,541,943	5,791,292
Wells Fargo (formerly “Wachovia”) revolving credit facility provides for maximum availability of $10 million and expires April 2012. As amended in the second quarter of 2011, the facility provides for interest equal to 2% in excess of the prime rate. Due to the Chapter 11 Case, no new draws are permitted under this facility.	7,195,146	—

	$108,511,873	$103,170,527
Less current portion	(108,511,873)	(85,374,700)

	$—	$17,795,827

As of September 30, 2011 the Company had $1,330,045 in deferred costs related to the process of attempting to refinance the Notes. These costs are reflected in prepaid and other current assets in the unaudited condensed balance sheet. Capitalization of these costs in future periods depends on the outcome of the refinancing process.

5.	STOCK BASED COMPENSATION

During the three months ended September 30, 2011, and 2010, the Company recorded compensation cost relating to previously issued stock options of $169,991 and $226,071, respectively, and $603,121 and $678,214 during the nine months ended September 30, 2011, and 2010, respectively. These costs are recorded in salaries, wages and benefits in the Condensed Unaudited Statements of Operations. As of September 30, 2011, the total compensation expense not yet recognized in the Condensed Unaudited Statement of Operations was approximately $1.7 million and is expected to be recognized over a period of up to 5 years.

During the three and nine months ended September 30, 2011, no options were exercised. During the three and nine months ended September 30, 2010, 1,600 and 70,741 options were exercised, respectively. There were no options granted during the three months ended September 30, 2011, and 2010 and there were no options granted during the nine months ended September 30, 2011. On January 15, 2010, the Company granted options to purchase 175,000 shares of the Company’s common stock under the Company’s Non-Employee Director Stock Incentive Plan. Using the Black-Scholes method, the assumptions used to calculate the fair value of those options granted on January 15, 2010 are as follows:

2010
Expected Term	6.5 years
Volatility	64.53%
Risk-free interest rate	3.17%
Dividends	None

6.	INCOME TAXES

The federal tax expense related to third quarter of 2011 and 2010 under the tonnage tax method is estimated to be approximately $7,200. The federal tax expense for the nine months ended September 30, 2011, and 2010 is estimated to be approximately $21,600 and $21,870, respectively. As of September 30, 2011, and 2010, the remaining deferred tax asset of approximately $226,000 and $279,000, respectively, represents the state portion of the Company’s deferred tax asset. The Company’s research of the tonnage tax suggests that states do not recognize the tonnage tax and, therefore, NOL’s related to state qualifying shipping income would not be suspended.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

While the Company is able to track the expenses for these services separately, the Company does not capture the revenues based on inland or marine transportation because the results of revenues are not considered relevant to the model currently employed by the Company instead management and directors of the Company make operating and reporting decisions based on the total results of operations.

8.	COMMITMENTS AND CONTINGENCIES

The Chapter 11 Case

On November 16, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over property of the debtor. Unless the Bankruptcy Court orders otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.

Section 365 of the Bankruptcy Code provides a process by which the Company may assume, assume and assign or reject certain pre-petition executory contracts (contracts that are not fully performed by either party) subject to the approval of the Bankruptcy Court and certain other conditions. Essentially, a rejection of a contract by the Company is a court-authorized breach of contract and, subject to certain exceptions, relieves the Company of further obligations under that contract, but creates a deemed pre-petition claim for damages by the party whose contract is rejected. Such parties may file claims in the Bankruptcy Court for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires a debtor to cure all prior defaults under that contract and to provide the other party with adequate assurance of the debtor’s future performance under the contract. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date the plan of reorganization is confirmed. At this time, it is not possible to accurately predict the effect the Chapter 11 Case will have on our business.

Other Litigation

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a criminal grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made document submissions to the DOJ in response to the subpoena. Neither the Company nor any of its employees has been charged with any wrongdoing in this investigation and the Company will continue to cooperate with government officials.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, filed at least 40 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and the Company. The actions alleged that the defendants inflated prices and engaged in other allegedly anti-competitive conduct in violation of federal and local antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes.

The Company filed a motion to dismiss the last operative consolidated complaint with the court. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order became final and non-appealable in the third quarter of 2011. The dismissal cannot be appealed.

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Horizon Lines, Crowley Liner Services, Sea Star Lines, LLC, Saltchuck Resources, an affiliate of Sea Star Lines, LLC, and their related companies entered into settlement agreements with certain named direct purchaser plaintiffs on behalf of a class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. Certain claimants have elected to forgo participation in that settlement and, instead, are likely to pursue claims against the settling defendants. It is not clear whether an individual opt-out plaintiff would attempt to bring an action against the Company in such a proceeding or even whether they could do so in light of the Company’s dismissal with prejudice from the underlying MDL. Moreover, it is not clear what, if any, impact these settlements will have on further prosecution of the MDL 1960 or other claims on the Company, or on the trade, in general.

Although legal fees have been substantially reduced in 2011, significant legal fees and costs could still be incurred in connection with the DOJ investigation, the class actions, and other related matters. During the three month periods ended September 30, 2011, and 2010, costs were approximately $31,800 and $116,500, respectively. During the nine month periods ended September 30, 2011, and 2010, costs were approximately $66,500 and $641,900, respectively.

On October 15, 2009, the Company commenced legal action against its insurer for a judicial declaration that the insurer owes and has breached its duty to defend the Company in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case was held in the Middle District of Florida, Jacksonville Division, and was captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. On July 23, 2010 the Court denied the Company’s motion and granted summary judgment in favor of the defendant. The Company appealed this decision to the Eleventh Circuit Court of Appeals on August 19, 2010 but was unsuccessful. The Company will not appeal further.

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

TRAILER BRIDGE, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

9.	SUBSEQUENT EVENTS

Effective October 21, 2011, Ivy Barton Suter resigned as the Chief Executive Officer of the Company. Ms. Suter’s resignation will be treated as a termination without cause under the terms of her Employment Agreement dated August 26, 2009. In accordance with Ms. Suter’s Employment Agreement she will be entitled to receive her base salary of $310,000 in effect on the date of termination and medical benefits for a period of eighteen (18) months provided that she executes a general release in favor of the Company and complies with all post-termination obligations. Effective October 21, 2011, William G. Gotimer, Jr., Executive Vice President, General Counsel and Secretary, and Mark Tanner, Vice President of Administration and Chief Financial Officer, were appointed as co- Chief Executive Officers.

On November 16, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Refer to Note 2 and Note 8 for details on this matter.

On November 16, 2011, the Company received notice from the Staff stating that the Company’s securities will be delisted from the Nasdaq. Accordingly, trading of the Company’s common stock will be suspended at the opening of business on November 28, 2011. Refer to Note 2 for details on this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of Trailer Bridge, Inc. (the “Company”), its directors or its officers with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Without limitation, these risks and uncertainties include, (i) potential adverse impact of the bankruptcy case on our business, financial condition or results of operations, including our ability to maintain contracts and other customary and vendor relationships that are critical to our business and the actions and decisions of our creditors and other third parties with interests in our bankruptcy case; (ii) our ability to maintain adequate liquidity to fund our operations during the bankruptcy case and to fund a plan of reorganization and thereafter, including maintaining normal terms with our vendors and service providers during the bankruptcy case and complying with the covenants and other terms of our financing agreements; (iii) our ability to obtain court approval with respect to motions in the bankruptcy case prosecuted from time to time and to develop, prosecute, confirm and consummate a plan of reorganization with respect to the bankruptcy case and to consummate all of the transactions contemplated by such plan of reorganization; (iv) risks associated with third party seeking and obtaining court approval to terminate or shorten the exclusivity period for the company to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 Case to a Chapter 7 case; and (v) those factors identified in our filings with the Securities and Exchange Commission as may be accessed at www.sec.gov.

The risks and uncertainties and the terms of any reorganization plan ultimately confirmed can affect the value and classification of our various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of our liabilities and/or securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative and will pose substantial risks. Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders thereof in the Chapter 11 Case. Accordingly, the Company urges extreme caution with respect to existing future investments in its common stock. Caution should be taken not to place undue reliance on our forward-looking statements, which represent our view only as of the date of this Form 10-Q, and which the Company assumes no obligation to update.

An additional description of the Company’s risk factors is described in Part 1 – Item 1A. “Risk Factors” filed on Form 10-K for the year ended December 31, 2010. In addition to those risk factors filed within Form 10-K for the year ended December 31, 2010, there are additional risk factors filed within this Form 10-Q for the quarter ended September 30, 2011 as described in Part 11 – Item 1A. “Risk Factors”. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS:

EXECUTIVE SUMMARY

The Company earns revenue by the movement of freight by water to and from Puerto Rico, the Dominican Republic and the continental United States through its terminal facility in Jacksonville, Florida. The Company also earns revenue from the movement of freight within the continental United States when such movement complements its core business of moving freight to and from Puerto Rico and the Dominican Republic and from chartering its vessels that are not in liner service to third party operators. The Company’s operating expenses consist of the cost of the equipment, labor, facilities, fuel, inland transportation and administrative support necessary to move freight to and from Puerto Rico, the Dominican Republic and within the continental United States.

Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On November 16, 2011, (the “Petition Date”) the Company filed a voluntary petition for relief under Chapter 11 (“Chapter 11”) of the United States Code (the “Bankruptcy code”) in the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). The reorganization case (the “Chapter 11 Case”) is Case No. 3:11-bk-08348. The Company continues to operate the business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court.

The Chapter 11 Case was filed because the Company has been unable to refinance its $82,500,000 9.25% Senior Secured Notes (the “Notes”) which were due on November 15, 2011. The Company’s available liquidity was not sufficient to pay this debt.

As part of the Chapter 11 Case, the Company anticipates the development and implementation of a plan of reorganization to restructure its capital structure and business operations. Please refer to Note 2 and Note 8 to our unaudited condensed financial statements for more information regarding the Chapter 11 Case.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

For the three month period ended September 30, 2011, the Company had a net loss of $1.9 million compared to net income of $6,900 in the same period of the previous year. The Company’s operating income for the three month period ended September 30, 2011, was $0.7 million compared to $2.5 million in the same period of the previous year.

The following table sets forth the indicated items as a percentage of net revenues for three months ended September 30, 2011, and 2010:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Three Months Ended September 30,
	2011	2010
Operating revenues	100.0%	100.0%
Salaries, wages, and benefits	11.7	12.1
Purchased transportation and other rent	31.0	26.4
Fuel	18.0	14.6
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	23.5	23.3
Taxes and licenses	0.4	0.6
Insurance and claims	2.6	2.7
Communications and utilities	0.7	0.7
Depreciation and amortization	5.0	5.3
Other operating expenses	5.0	5.9

Total operating expenses	97.9	91.6
Operating income	2.0	8.4
Net interest expense	(8.1)	(8.4)

Net (loss) income	(6.1)%	0.0%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, declined from 91.6% during the three months ended September 30, 2010, to 97.9% during the three months ended September 30, 2011. The decline is primarily the result of higher fuel and purchased transportation costs as explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume as measured by equivalent units:

Volume & Revenue Changes in the third quarter of 2011 compared to 2010

Overall
Volume Percent Change:
Total Equivalent Units	3.6%
Revenue Change (in millions):
Core Service Revenue	$—
Other Revenues	1.9

Total Revenue Change	$1.9

Vessel capacity utilization southbound was 93.6% for the three months ended September 30, 2011 compared to 90.3% for the three months ended September 30, 2010. Vessel capacity utilization northbound was 24.8% for the three months ended September 30, 2011 compared to 25.6% for the three months ended September 30, 2010. The vessel capacity utilization southbound increased slightly primarily due to an overall increase in cargo volume mainly as a result of increased container and new auto shipments. The northbound decreased primarily due to decreased cargo volumes mainly as a result of the temporary cessation of the movement of recyclable tires.

Total revenue for the three months ended September 30, 2011 was $31.1 million, compared to $29.3 million for the three months ended September 30, 2010. Excluding the effect of fuel surcharge revenue, revenue decreased slightly by 0.2% from the prior year period. The Company’s fuel surcharge, which is included in operating revenues, amounted to $6.3 million during the three months ended September 30, 2011 compared to $4.4 million from the prior year period. This increase in fuel surcharge revenue was primarily the result of higher fuel market prices combined with an increase in overall southbound cargo volume. Charterhire, which is rental revenue for vessels not in use in liner service, amounted to approximately $1.2 million during the three months ended September 30, 2011, compared to $0.9 million in the prior year period. This increase in charterhire revenue was primarily the result of an additional barge chartered during the third quarter of 2011 as compared to the same period in the prior year.

Operating Expenses

Total operating expenses for the Company increased by 13.6% during the three months ended September 30, 2011 compared to the same period in 2010. This increase was primarily due to higher inland purchased transportation, fuel, and operating and maintenance expenses, slightly offset by a decrease in other operating expenses. Rent and purchased transportation increased $1.9 million or 24.8% due to a shift from Company employed drivers to purchased transportation combined with increases in fuel related components of purchased transportation. Fuel expense increased $1.3 million or 31.1% due primarily to market price increases. The category fuel expense does not include fuel related expenses associated with embedded inland purchased transportation that experienced an increase as well. The Company estimates that its fuel expense associated with purchased transportation increased $0.7 million or 48.7%. Operating and maintenance expenses increased $0.5 million or 7.2% primarily as a result of increased maintenance and repair on operating equipment. This increase in overall operating expenses for the quarter was slightly offset by a decrease in other operating expenses. Other operating expenses decreased $0.2 million or 9.5% primarily as a result of a decrease in bad debt expense combined with an increase in recoveries in the third quarter of 2011.

As a result of the factors above, the Company reported a net loss of $1.9 million or $0.16 per basic share and diluted share for the three months ended September 30, 2011 compared to net income of approximately $6,900 or $0.00 per basic share and diluted share in the same period in 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

For the nine month period ended September 30, 2011, the Company had a net loss of $16.0 million compared to net income of $0.6 million in the prior year period. The Company’s operating loss for the nine month period ended September 30, 2011, was $8.5 million compared to operating income of $8.1 million in the prior year period.

The following table sets forth the indicated items as a percentage of net revenues for nine months ended September 30, 2011, and 2010:

Operating Statement - Margin Analysis

(% of Operating Revenues)

	Nine Months Ended September 30,
	2011	2010
Operating revenues	100.0%	100.0%
Salaries, wages, and benefits	13.3	13.1
Purchased transportation and other rent	30.0	25.4
Fuel	19.2	14.4
Operating and maintenance (exclusive of depreciation & dry-docking shown separately below)	24.5	23.4
Dry-docking	8.1	—
Taxes and licenses	0.5	0.6
Insurance and claims	2.8	2.6
Communications and utilities	0.7	0.6
Depreciation and amortization	5.5	5.2
Other operating expenses	5.4	5.7

Total operating expenses	110.0	91.0

Operating (loss) income	(10.0)	9.0
Net interest expense	(8.7)	(8.3)

Net (loss) income	(18.7)%	0.7%

The Company’s operating ratio, or operating expenses expressed as a percentage of revenue, declined from 91.0% during the nine months ended September 30, 2010, to 110.0% during the nine months ended September 30, 2011. The decline is primarily due to higher dry-docking, fuel, and purchased transportation costs combined with lower revenues as a result of lower volume and lower charterhire as explained under the operating expenses caption below.

Revenues

The following table sets forth by percentage and dollar, the changes in the Company’s revenue and volume as measured by equivalent units:

Volume & Revenue Changes in the first nine months of 2011 compared to 2010

Overall
Volume Percent Change:
Total Equivalent Units	(9.0)%
Revenue Change (in millions):
Core Service Revenue	$(6.6)
Other Revenues	1.8

Total Revenue Change	$(4.8)

Vessel capacity utilization southbound was 91.1% for the nine months ended September 30, 2011, compared to 94.6% for the nine months ended September 30, 2010. This was mainly attributable to volume decreases. Vessel capacity northbound was 23.9% for the nine months ended September 30, 2011, compared to 28.3% for the nine months ended September 30, 2010.

Revenue for the nine months ended September 30, 2011, was $85.0 million compared to $89.8 million for the nine months ended September 30, 2010. The decrease in revenue was primarily due to decreased volume and charterhire revenue partially offset by higher fuel surcharge revenue. The Company’s decrease in freight volume was partially attributable to schedule disruptions arising from the dry-docking of both of the Company’s ro/ro vessels and to maintenance of operating equipment, which resulted in a shortage of available equipment to meet peak service demands. The Company’s fuel surcharge, which is included in the Company’s revenues, amounted to $15.3 million during the nine months ended September 30, 2011, compared to $13.2 million in the prior year period. The increase in fuel surcharge revenue was primarily the result of increases in the market price of fuel and the related surcharge. Charterhire, which is rental revenue for vessels not in use in liner service, amounted to $1.8 million during the nine months ended September 30, 2011, compared to $3.0 million in the prior year period. This decrease in charterhire revenue was primarily the result of lower charter rates as compared to the same period in the prior year.

Operating Expenses

Total operating expenses increased by 14.4% for the nine months ended September 30, 2011 as compared to the same period in the prior year. This increase was primarily due to higher dry-docking, fuel, and inland purchased transportation costs, partially offset by decreases in salaries and benefits and other expenses. Dry-docking expenses associated with the required regulatory dry-docking of the Company’s two roll-on/roll-off (“ro/ro”) barges during the first quarter of 2011 and one Triplestack Box Carrier® (“TBC”) barge during the second quarter of 2011 came to approximately $6.9 million. The Company did not have any dry-docking expenses in 2010. The expense associated with the dry-docking of the Company’s two ro/ro vessels was approximately $6.3 million compared to $0.6 million for the one TBC. The ro/ro vessels are not scheduled for another regulatory dry-docking until 2014 for one and 2016 for the other. Fuel expense increased $3.4 million or 25.9% due primarily to market price increases. The category fuel expense does not include fuel related expenses associated with embedded inland purchased transportation that experienced an increase as well. Rent and purchased transportation increased $2.7 million or 11.9% due to a shift from company employed drivers to purchased transportation and increases in fuel related components of purchased transportation. The Company estimates that its fuel expense associated with purchased transportation increased $1.3 million or 28.2%. Salaries, wages, and benefits decreased by $0.5 million or 4.1% primarily due to reductions in force in 2010 and less driver payroll as a result of a shift from company employed drivers to purchased transportation. Other operating expenses decreased by $0.6 million or 11.0% primarily due to decreases in legal fees associated with the on-going Department of Justice (“DOJ”) investigation and other related legal matters.

As a result of the factors described above, the Company reported a net loss of $15.9 million or $1.33 per basic share and diluted share for the nine months ended September 30, 2011, compared to net income of $0.6 million or $0.05 per basic share and diluted share in the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company has an agreement with a bond holder for $15 million in debtor-in-possession, or DIP, financing. This financing should enable to the Company to meet its post filing obligations in the ordinary course of business, maintain its sailing schedule and level of service and finance the costs associated with the Chapter 11 process. The DIP Credit Agreement provides for interest at 7%, payable monthly and matures on the earliest of (a) one year from the Petition Date, (b) thirty days following the Bankruptcy Court’s entry of the Interim Order if the Bankruptcy Court has not had a hearing for the Final Order by the end of such date, (c) three days following the Bankruptcy Court’s hearing for the Final Order if the Bankruptcy Court has not entered the Final Order by the end of such date, (d) the effective date of a plan of reorganization that is confirmed pursuant to an order entered by the Bankruptcy Court in the Chapter 11 Case and (e) the acceleration of any loans and the termination of the commitment in accordance with the terms of the DIP Credit Agreement. There can be no assurance that cash on hand, cash generated through operations and other available funds will be sufficient to meet our reorganization or ongoing cash needs or that the Company will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders.

The Company expects that borrowings under the DIP Credit Agreement are to be used to finance working capital, capital expenditures, to pay certain pre-petition obligations and for other general corporate purposes in accordance with an approved budget. The Company believes that amounts available under the DIP Credit Agreement, plus cash generated from operations will be sufficient to fund anticipated cash requirements over the next 12 months for minimum capital expenditures and for working capital purposes.

Nine months ended September 30, 2011

Net cash used in operations was $13.9 million in the first nine months of 2011 compared to net cash provided by operations of $7.9 million in the first nine months of 2010. This decrease of $21.8 million resulted primarily from higher cash outflows as a result of higher fuel costs due to an increase in market prices and dry-docking costs of approximately $6.9 million for the Company’s two ro/ro and one TBC vessels that underwent required regulatory dry-docking in 2011. Net cash used in investing activities was $1.7 million in the first nine months of 2011 compared to $2.0 million for the same period in 2010. This decrease resulted primarily due to a deposit of $0.4 million made into the Title XI Bonds reserve fund in the first three months of 2010. Net cash provided by financing activities was $4.1 million in the first nine months of 2011 compared to net cash used in financing activities of $3.6 million in the first nine months of 2010. The change in financing activities was mainly attributable to cash received on draws made in the second and third quarters of 2011 on the Company’s revolving line of credit combined with decreased debt payments in the third quarter of 2011 offset by payments for refinancing costs. At September 30, 2011, the Company had a cash balance of zero, working capital deficit was $95.7 million, primarily due to classification of the Company’s $82.5 million 9.25% Notes due November 2011 and Term Loan debt as current in the Company’s September 30, 2011 balance sheet. The Company also had $4.6 million in a reserve fund for its two series of Ship Financing Bonds designated as its 7.07% Sinking Fund Bonds due September 30, 2022 and 6.52% Sinking Fund Bonds due March 30, 2023. On October 30, 2011, the Company made its semi-annual payment for these bonds that was originally due on September 30, 2011 out of its reserve fund. These bonds are guaranteed by the U.S. government under Title XI of the Merchant Marine Act of 1936, as amended (collectively, the “Title XI Bonds”). The Title XI Bonds and the reserve fund were also classified as current in the Company’s September 30, 2011 balance sheet.

The Company’s revolving credit facility, as amended, provided for a maximum availability of $10 million and expires April 2012. As amended in the second quarter of 2011, the facility provides for interest equal to 2% in excess of the prime rate. The revolving line of credit is subject to a borrowing base formula based on a percentage of eligible accounts receivable. The revolving credit facility is secured by the Company’s accounts receivable. At September 30, 2011, approximately $5.8 million was drawn on this credit facility. Due to the Chapter 11 Case, no new draws are permitted under this facility.

The Company has an outstanding term loan that provides for interest, as amended in the second quarter of 2011, equal to 2% in excess of the prime rate and principal payments over a 72 month period through December 2014. At September 30, 2011, approximately $4.5 million was drawn on this loan to fund previous equipment purchases. This term loan is collateralized by eligible new equipment with a carrying value of $13.7 million at September 30, 2011. Due to the Chapter 11 Case, no new draws are permitted under this facility.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, the Company did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2011, as compared to those the Company disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report filed on Form 10-K for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are detailed in Note 3 of the Company’s Unaudited Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that Trailer Bridge, Inc.’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no significant change in our internal controls over financial reporting identified in connection with the evaluation referred to in the paragraph above that occurred during the three month period ended September 30, 2011 that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Chapter 11 Case

On November 16, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over property of the debtor. Unless the Bankruptcy Court orders otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.

Section 365 of the Bankruptcy Code provides a process by which the Company may assume, assume and assign or reject certain pre-petition executory contracts (contracts that are not fully performed by either party) subject to the approval of the Bankruptcy Court and certain other conditions. Essentially, a rejection of a contract by the Company is a court-authorized breach of contract and, subject to certain exceptions, relieves the Company of further obligations under that contract, but creates a deemed pre-petition claim for damages by the party whose contract is rejected. Such parties may file claims in the Bankruptcy Court for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires a debtor to cure all prior defaults under that contract and to provide the other party with adequate assurance of the debtor’s future performance under the contract. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date the plan of reorganization is confirmed. At this time, it is not possible to accurately predict the effect the Chapter 11 Case will have on our business.

Other Litigation

On April 17, 2008, the Company received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”) seeking documents and information relating to a criminal grand jury investigation of alleged anti-competitive conduct by Puerto Rico ocean carriers. Company representatives have met with United States Justice Department attorneys and pledged the Company’s full and complete cooperation with the DOJ investigation. The Company has made document submissions to the DOJ in response to the subpoena. Neither the Company nor any of its employees has been charged with any wrongdoing in this investigation and the Company will continue to cooperate with government officials.

Following publicity about the DOJ investigation, beginning on April 22, 2008, shippers in the Puerto Rico trade lane, and in one case indirect consumer purchasers within Puerto Rico, filed at least 40 purported class actions against domestic ocean carriers, including Horizon Lines, Sea Star Lines, Crowley Liner Services and the Company. The actions alleged that the defendants inflated prices and engaged in other allegedly anti-competitive conduct in violation of federal and local antitrust laws and seek treble damages, attorneys’ fees and injunctive relief. The actions, which were filed in the United States District Court for the Southern District of Florida, the United States District Court for the Middle District of Florida, and the United States District Court for the District of Puerto Rico, were consolidated into a single multi-district litigation proceeding (MDL 1960) in the District of Puerto Rico for pretrial purposes.

The Company filed a motion to dismiss the last operative consolidated complaint with the court. On April 30, 2010, in a non-final order, the Court granted the Company’s motion to be dismissed with prejudice as to the claims of the named plaintiffs. This order became final and non-appealable in the third quarter of 2011. The dismissal cannot be appealed.

Horizon Lines, Crowley Liner Services, Sea Star Lines, LLC, Saltchuck Resources, an affiliate of Sea Star Lines, LLC, and their related companies entered into settlement agreements with certain named direct purchaser plaintiffs on behalf of a class of claimants in the MDL 1960 proceeding, while denying any liability for the underlying claims. Certain claimants have elected to forgo participation in that settlement and, instead, are likely to pursue claims against the settling defendants. It is not clear whether an individual opt-out plaintiff would attempt to bring an action against the Company in such a proceeding or even whether they could do so in light of the Company’s dismissal with prejudice from the underlying MDL. Moreover, it is not clear what, if any, impact these settlements will have on further prosecution of the MDL 1960 or other claims on the Company, or on the trade, in general.

Although legal fees have been substantially reduced in 2011, significant legal fees and costs could still be incurred in connection with the DOJ investigation, the class actions, and other related matters. During the three month periods ended September 30, 2011, and 2010, costs were approximately $31,800 and $116,500, respectively. During the nine month periods ended September 30, 2011, and 2010, costs were approximately $66,500 and $641,900, respectively.

On October 15, 2009, the Company commenced legal action against its insurer for a judicial declaration that the insurer owes and has breached its duty to defend the Company in an antitrust lawsuit captioned: “In re Puerto Rican Cabotage Antitrust Litigation”, U.S.D.C., Puerto Rico, Case No. 3:08-md-01960-DRD (MDL 1960), and for judgment requiring the insurer to defend and to reimburse the Company’s defense expenses. The case was held in the Middle District of Florida, Jacksonville Division, and was captioned: “Trailer Bridge, Inc. v. Illinois National Insurance Company”. On July 23, 2010 the Court denied the Company’s motion and granted summary judgment in favor of the defendant. The Company appealed this decision to the Eleventh Circuit Court of Appeals on August 19, 2010 but was unsuccessful. The Company will not appeal further.

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

There can be no assurance that the Company will be able to remain in compliance with the requirements of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the DIP Lenders.

If, as a result of our breach of the terms thereof, the DIP Credit Agreement is terminated or the Company’s access to funding thereunder is restricted or terminated, the Company may not have sufficient cash availability to meet our operating needs or satisfy our obligations as they fall due, in which instance the Company could be required to seek a sale of the company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Chapter 11 Cases into a liquidation under Chapter 7 of the Bankruptcy Code.

If the Company is unable to implement a plan of reorganization or if sufficient debtor-in-possession financing is not available the Company could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code.

There can be no assurance that the DIP Lenders, the unsecured creditors or the Bankruptcy Court will approve any proposed plan of reorganization or that the DIP Credit Agreement will not be terminated by the DIP Lenders for our breach thereof. If either of these events were to occur the Company could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

Our liquidity position imposes significant risks to our operations.

The DIP Credit Agreement provides for a revolving loan in the aggregate amount of $15 million, which is intended to be used for the financing of ordinary working capital and general corporate needs of the Company, including certain fees and expenses of retained professionals, and for payment of certain pre-petition expenses. There can be no assurance that the Bankruptcy Court will authorize the Company to enter into the DIP Credit Agreement on the terms the Company has negotiated with our lenders. Additionally, there can be no assurance that the amounts of cash from operations together with amounts available under the DIP Credit Agreement will be sufficient to fund operations. In the event that cash flows and borrowings under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, the Company may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary additional financing would have a material adverse affect on our operations and ability to continue as a going concern.

Operating under Chapter 11 may restrict our ability to pursue our strategic and operational initiatives.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Credit Agreement limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	sell assets outside the normal course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that would be in the Company’s interests.

The Chapter 11 Case has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Chapter 11 Case have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations may also be materially adversely affected, particularly if the Chapter 11 Case is protracted.

The Company may experience increased levels of employee attrition.

During the pendency of the Chapter 11 Case, the Company may experience increased levels of employee attrition, and our employees are facing considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could have a materially adverse affect on our ability to meet customer, trade partner and strategic partner expectations, thereby adversely affecting our business and results of operations. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse affect on our financial condition and results of operations.

Trading in our securities during the pendency of the Chapter 11 Case is highly speculative and poses substantial risks. It is impossible to predict at this time whether our common stock will be cancelled or if holders of such common stock will receive any distribution with respect to, or be able to recover any portion of, their investments in our common stock.

It is unclear at this stage of the Chapter 11 Case if any plan of reorganization would allow for distributions with respect to our common stock. Equity interests in a Chapter 11 case are often cancelled and extinguished upon confirmation of a plan of reorganization and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In such an event, outstanding common stock would have no value. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Chapter 11 Case. Furthermore, the Company has been delisted from Nasdaq effective as of November 28, 2011. Accordingly, the Company urges extreme caution with respect to existing and future investments in our equity securities and any of our other securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

On November 15, 2011, our $82,500,000 9.25% Senior Secured Notes were due and the Company did not have the financial resources to make such payment. As a result, the Company filed the Chapter 11 Case. The commencement of the Chapter 11 Case triggered defaults on substantially all of the Company’s debt obligations. During the Chapter 11 Case, creditors are stayed from taking any actions as a result of such defaults.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Item 6.	Exhibits

(a)	Exhibits

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, the Company is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description of Exhibit

10.6.5	Forbearance agreement dated October 15, 2011 related to the Revolving Credit Facility, by and among Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders. (Incorporated by reference to the Company’s Form 8-K filed October 25, 2011)

10.6.6	Forbearance agreement dated October 15, 2011 related to the Loan Agreement., by and among Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders. (Incorporated by reference to the Company’s Form 8-K filed October 25, 2011)

31.1	Certification of co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of co-Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Trailer Bridge, Inc.’s co-Chief Executive Officer’s and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TRAILER BRIDGE, INC.

Date: November 21, 2011	By:	/s/ WILLIAM G. GOTIMER, JR.
William G. Gotimer, Jr.
Co-Chief Executive Officer and
General Counsel

Date: November 21, 2011	By:	/s/ MARK A. TANNER
Mark A. Tanner
Co-Chief Executive Officer and
Chief Financial Officer