Form 10-Q/A
period 2011-09-30
TRAILER BRIDGE INC
filed 2011-11-22
CIK 1039184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Trailer  Bridge,  Inc.  (the  “Company”)  is  filing  this  Amendment  No. 1 (this “Form 10-Q/A”)  to  our  Quarterly  Report  on  Form 10-Q for the period ended September 30, 2011 solely to submit Exhibit 101.1 in accordance with Rule 405 of Regulation S-T. Exhibit 101.1 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011. This Form 10-Q/A does not otherwise update or amend any financial information or any other exhibits as originally filed. Accordingly, this Form 10-Q/A should be read in conjunction with the original filing of our Quarterly Report for the period ended September 30, 2011, which was filed on November 21, 2011.

Exhibit Number	Description of Exhibit

10.6.5	Forbearance agreement dated October 15, 2011 related to the Revolving Credit Facility, by and among Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders. (Incorporated by reference to the Company’s Form 8-K filed October 25, 2011)

10.6.6	Forbearance agreement dated October 15, 2011 related to the Loan Agreement., by and among Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, successor by merger to Congress Financial Corporation (Florida), as Agent and the Lenders from time to time party thereto, as Lenders. (Incorporated by reference to the Company’s Form 8-K filed October 25, 2011)

31.1*	Certification of co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of co-Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Trailer Bridge, Inc.’s co-Chief Executive Officer’s and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	(Incorporated by reference to the Company’s Form 10-Q filed November 21, 2011)

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

4